Form 10-Q
period 2017-03-30
Floor & Decor Holdings, Inc.
filed 2017-05-25
CIK 1507079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2017

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 001-38070

Floor & Decor Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27‑3730271
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2233 Lake Park Drive
Smyrna, Georgia	30080
(Address of principal executive offices)	(Zip Code)

(404) 471‑1634	Not Applicable
(Registrant’s telephone number, including area code)	(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☒	Smaller reporting company Emerging growth company	☐ ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 23, 2017
Class A common stock, $0.001 par value	87,567,521
Class C common stock, $0.001 par value	6,275,489

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Floor & Decor Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	As of	As of
	March 30,	December 29,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$445	$451
Receivables, net	33,383	34,533
Inventories, net	316,540	293,702
Prepaid expenses and other current assets	9,517	7,529
Total current assets	359,885	336,215
Fixed assets, net	163,813	150,471
Intangible assets, net	109,386	109,394
Goodwill	227,447	227,447
Other assets	7,823	7,639
Total long-term assets	508,469	494,951
Total assets	$868,354	$831,166
Liabilities and stockholders’ equity
Current liabilities:
Current portion of term loans	$3,500	$3,500
Trade accounts payable	205,939	158,466
Accrued expenses	56,364	61,505
Income taxes payable	6,486	5,787
Deferred revenue	20,926	14,456
Total current liabilities	293,215	243,714
Term loans	336,710	337,243
Revolving line of credit	14,500	50,000
Deferred rent	19,588	16,750
Deferred income tax liabilities, net	33,548	28,265
Tenant improvement allowances	24,059	20,319
Other liabilities	625	592
Total long-term liabilities	429,030	453,169
Total liabilities	722,245	696,883
Commitments and contingencies
Stockholders’ equity
Capital stock:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at March 30, 2017 and December 29, 2016	—	—
Common stock Class A, $0.001 par value; 450,000,000 shares authorized; 76,847,116 shares issued and outstanding at March 30, 2017 and December 29, 2016	77	77
Common stock Class B, $0.001 par value; 10,000,000 shares authorized; 412,470 shares issued and outstanding at March 30, 2017; 395,742 shares issued and outstanding at December 29, 2016	—	—
Common stock Class C, $0.001 par value; 30,000,000 shares authorized; 6,275,489 shares issued and outstanding at March 30, 2017 and December 29, 2016	6	6
Additional paid-in capital	118,250	117,270
Accumulated other comprehensive income (loss), net	(106)	176
Retained earnings	27,882	16,754
Total stockholders’ equity	146,109	134,283
Total liabilities and stockholders’ equity	$868,354	$831,166

See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(In Thousands, Except Per Share Data)

(Unaudited)

	Thirteen Weeks Ended
	March 30,	March 31,
	2017	2016
Net sales	$307,296	$235,301
Cost of sales	181,825	141,404
Gross profit	125,471	93,897
Operating expenses:
Selling and store operating	80,751	62,049
General and administrative	17,881	14,570
Pre-opening	4,167	3,316
Total operating expenses	102,799	79,935
Operating income	22,672	13,962
Interest expense	5,414	2,486
Income before income taxes	17,258	11,476
Provision for income taxes	6,130	4,375
Net income	$11,128	$7,101
Basic earnings per share	$0.13	$0.09
Diluted earnings per share	$0.13	$0.08

See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(In Thousands)

(Unaudited)

	Thirteen Weeks Ended
	March 30,	March 31,
	2017	2016
Net income	$11,128	$7,101
Other comprehensive loss—change in fair value of hedge instruments, net of tax	(282)	—
Total comprehensive income	$10,846	$7,101

See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Thirteen Weeks Ended
	March 30,	March 31,
	2017	2016
Operating activities
Net income	$11,128	$7,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,933	6,125
Loss on asset disposals	—	47
Amortization of tenant improvement allowances	(755)	(605)
Deferred income taxes	5,453	132
Stock based compensation expense	885	755
Changes in operating assets and liabilities:
Receivables, net	1,150	5,135
Inventories, net	(22,838)	(12,373)
Other assets	(2,755)	(96)
Trade accounts payable	47,473	1,943
Accrued expenses	(7,073)	2,237
Income taxes	699	4,370
Deferred revenue	6,470	3,457
Deferred rent	2,785	437
Tenant improvement allowances	4,495	517
Other	24	26
Net cash provided by operating activities	56,074	19,208
Investing activities
Purchases of fixed assets	(19,801)	(13,915)
Net cash used in investing activities	(19,801)	(13,915)
Financing activities
Borrowings on revolving line of credit	25,300	46,150
Payments on revolving line of credit	(60,800)	(51,050)
Payments on term loans	(875)	(367)
Debt issuance costs	—	(17)
Proceeds from exercise of stock options	96	34
Net cash used in financing activities	(36,279)	(5,250)
Net (decrease) increase in cash and cash equivalents	(6)	43
Cash and cash equivalents, beginning of the period	451	318
Cash and cash equivalents, end of the period	$445	$361
Supplemental disclosures of cash flow information
Cash paid for interest	$7,945	$1,752
Cash paid for income taxes	$—	$20
Fixed assets accrued at the end of the period	$7,372	$6,964

See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 30, 2017

1. Summary of Significant Accounting Policies

Nature of Business

Floor & Decor Holdings, Inc. (f/k/a FDO Holdings, Inc.), together with its subsidiaries (the “Company,” “we,” “our” or “us”) is a highly differentiated, rapidly growing specialty retailer of hard surface flooring and related accessories. We offer a broad in‑stock assortment of tile, wood, laminate and natural stone flooring along with decorative and installation accessories at everyday low prices. Our stores appeal to a variety of customers, including professional installers and commercial businesses (“Pro”), Do It Yourself customers (“DIY”) and customers who buy the products for professional installation (“Buy it Yourself” or “BIY”). We operate within one reportable segment.

As of March 30, 2017, the Company, through its wholly owned subsidiary, Floor and Decor Outlets of America, Inc. (“F&D”), operates 72 warehouse-format stores, which average 72,000 square feet, and one small-format standalone design center in 17 states, including Arizona, California, Colorado, Florida, Georgia, Illinois, Louisiana, Maryland, Nevada, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Texas, Virginia, and Utah, four distribution centers and an e-commerce site, FloorandDecor.com.

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period ending on the Thursday on or preceding December 31st. Fiscal years ended December 28, 2017 (“fiscal 2017”) and December 29, 2016 (“fiscal 2016”) include 52 weeks. When a 53-week fiscal year occurs, we report the additional week at the end of the fiscal fourth quarter. 52-week fiscal years consist of thirteen-week periods in the first, second, third and fourth quarters of the fiscal year.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. The Condensed Consolidated Balance Sheet as of December 29, 2016 has been derived from the audited Consolidated Balance Sheet for the fiscal year then ended. The interim condensed consolidated financial statements should be read together with the audited consolidated financial statements and related footnote disclosures included in the Company’s final prospectus, dated April 26, 2017 and filed with the Securities and Exchange Commission (the “SEC”) in accordance with Rule 424(b) of the Securities Act of 1933 on April 28, 2017 (the “Prospectus”). Unless otherwise noted, all amounts disclosed are stated before consideration of income taxes. Unless indicated otherwise, the information in this quarterly report on Form 10-Q (the “Quarterly Report”) has been adjusted to give effect to a 321.820-for-one stock split of our common stock effected on April 24, 2017 (the “Stock Split”). See Note 8, Subsequent Events - Amendment of Certificate of Incorporation, to our unaudited condensed consolidated financial statements for additional information on the Stock Split.

Management believes the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments considered necessary for a fair statement of results for the interim periods presented.

Results of operations for the thirteen weeks ended March 30, 2017 and March 31, 2016 are not necessarily indicative of the results to be expected for the full year.

Cash and Cash Equivalents

Cash consists of currency and demand deposits with banks.

Receivables

Receivables consist primarily of amounts due from credit card companies, receivables from vendors and tenant improvement allowances owed by landlords. The Company typically collects its credit card receivables within three to five business days of the underlying sale to the customer. The Company has agreements with a majority of its large merchandise vendors that allow for specified rebates based on purchasing volume. Generally, these agreements are on an annual basis, and the Company collects the rebates subsequent to its fiscal year end. Additionally, the Company has agreements with substantially all vendors that allow for the return of certain merchandise throughout the normal course of business. When inventory is identified to return to a vendor, it is removed from inventory and recorded as a receivable on the Condensed Consolidated Balance Sheet, and any variance between capitalized inventory cost associated with the return and the expected vendor reimbursement is expensed in Cost of sales in the Condensed Consolidated Statement of Income when the inventory is identified to be returned to the vendor. The Company reserves for estimated uncollected receivables based on historical trends, which historically have been immaterial. The allowance for doubtful accounts as of March 30, 2017 and March 31, 2016, was $259 thousand and $149 thousand, respectively.

Credit Program

Credit is offered to the Company's customers through a proprietary credit card underwritten by third-party financial institutions and at no recourse to the Company.

Inventory Valuation and Shrinkage

Inventories consist of merchandise held for sale and are stated at the lower of cost and net realizable value. When evidence exists that the net realizable value of inventory is lower than its cost, the difference is recorded in Cost of sales in the Condensed Consolidated Statement of Income as a loss in the period in which it occurs. The Company determines inventory costs using the weighted average cost method. The Company capitalizes transportation, duties and other costs to get product to its retail locations. The Company records reserves for estimated losses related to shrinkage and other amounts that are otherwise not expected to be fully recoverable. These reserves are calculated based on historical shrinkage, selling price, margin and current business trends. The estimates have calculations that require management to make assumptions based on the current rate of sales, age, salability and profitability of inventory, historical percentages that can be affected by changes in the Company's merchandising mix, customer preferences, and changes in actual shrinkage trends. These reserves totaled $2,239 thousand and $2,390 thousand as of March 30, 2017 and March 31, 2016, respectively.

Physical inventory counts and cycle counts are performed on a regular basis in each store and distribution center to ensure that amounts reflected in the accompanying Condensed Consolidated Balance Sheet are properly stated. During the period between physical inventory counts in our stores, the Company accrues for estimated losses related to shrinkage on a store-by-store basis. Shrinkage is the difference between the recorded amount of inventory and the physical inventory. Shrinkage may occur due to theft or loss, among other things.

Fixed Assets

Fixed assets consist primarily of furniture, fixtures and equipment, leasehold improvements (including those that are reimbursed by landlords as a tenant improvement allowances) and computer software and hardware. Fixed assets are stated at cost less accumulated depreciation utilizing the straight-line method over the assets' estimated useful lives.

Leasehold improvements are amortized using the straight-line method over the shorter of (i) the original term of the lease, (ii) renewal term of the lease if the renewal is reasonably expected or (iii) the useful life of the improvement. The Company's fixed assets are depreciated using the following estimated useful lives:

Useful Life
Furniture, fixtures and equipment	2 - 7 years
Leasehold improvements	10 - 25 years
Computer software and hardware	3 - 7 years

The cost and related accumulated depreciation of assets sold or otherwise disposed are removed from the accounts, and the related gain or loss is reported in the Condensed Consolidated Statements of Income.

Capitalized Software Costs

The Company capitalizes certain costs related to the acquisition and development of software and amortizes these costs using the straight-line method over the estimated useful life of the software. Certain development costs not meeting the criteria for capitalization are expensed as incurred.

Goodwill and Other Indefinite-Lived Intangible Assets

In accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC 350”), Intangibles—Goodwill and Other, goodwill and other intangible assets with indefinite lives resulting from business combinations are not amortized but instead are tested for impairment at least annually (more frequently if certain indicators are present) while identifiable intangible assets with finite lives are amortized over their estimated useful lives. The Company obtains independent third-party valuation studies to assist it with determining the fair value of goodwill and indefinite-lived intangible assets. The Company's goodwill and other indefinite-lived intangible assets subject to impairment testing arose primarily as a result of its acquisition of F&D in November 2010.

The Company performs a two-step quantitative impairment test on goodwill. In the first step, the Company compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired, and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference.

The Company estimates the fair value of our reporting unit using a weighted combination of the income approach and the market approach. The income approach utilizes a discounted cash flow model incorporating management's expectations for future revenue, operating expenses, earnings before interest, taxes, depreciation and amortization, working capital and capital expenditures. The Company discounts the related cash flow forecasts using its estimated weighted-average cost of capital at the date of valuation. The market approach utilizes comparative market multiples derived by relating the value of guideline companies in the Company's industry and/or with similar growth prospects, based on either the market price of publicly traded shares or the prices of companies being acquired in the marketplace, to various measures of their earnings. Such multiples are then applied to the Company's historical and projected earnings to derive a valuation estimate.

Based on the goodwill impairment analysis performed quantitatively on October 25, 2016, the Company determined that the fair value of its reporting unit is in excess of the carrying value. No events or changes in circumstances have occurred since the date of the Company's most recent annual impairment test that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

The Company annually (or more frequently if there are indicators of impairment) evaluates whether indefinite-lived assets continue to have an indefinite life or have impaired carrying values due to changes in the asset(s) or their related risks. The impairment review is performed by comparing the carrying value of the indefinite lived intangible asset to its estimated fair value, determined using a discounted cash flow methodology. If the recorded carrying value of the indefinite-lived asset exceeds its estimated fair value, an impairment charge is recorded to write the asset down to its estimated fair value.

The estimated lives of the Company's intangible assets are as follows:

Useful Life
Trade names	Indefinite
Vendor relationships	10 years

The Company's goodwill and other indefinite-lived intangible assets impairment loss calculations contain uncertainties because they require management to make significant judgments in estimating the fair value of the Company's reporting unit and indefinite-lived intangible assets, including the projection of future cash flows, assumptions about which market participants are the most comparable, the selection of discount rates and the weighting of the income and market approaches. These calculations contain uncertainties because they require management to make assumptions such as estimating economic factors and the profitability of future business operations and, if necessary, the fair value of the reporting unit's assets and liabilities among others. Further, the Company's ability to realize the future cash flows used in its fair value calculations is affected by factors such as changes in economic conditions, changes in the Company's operating performance and changes in the Company's business strategies. Significant changes in any of the assumptions involved in calculating these estimates could affect the estimated fair value of one or more of the Company's reporting unit and indefinite-lived intangible assets and could result in impairment charges in a future period.

Long-Lived Assets

Long-lived assets, such as fixed assets and intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset, a product recall or an adverse action by a regulator. If the sum of the estimated undiscounted future cash flows related to the asset is less than the asset's carrying value, the Company recognizes a loss equal to the difference between the carrying value and the fair value, usually determined by the estimated discounted cash flow analysis of the asset.

Since there is typically no active market for the Company's definite-lived intangible assets, the Company estimates fair values based on expected future cash flows at the time they are identified. The Company estimates future cash flows based on store-level historical results, current trends and operating and cash flow projections. The Company amortizes these assets with finite lives over their estimated useful lives on a straight-line basis. This amortization methodology best matches the pattern of economic benefit that is expected from the definite-lived intangible assets. The Company evaluates the useful lives of its intangible assets on an annual basis.

Tenant Improvement Allowances and Deferred Rent

The Company accounts for tenant improvement allowances and deferred rent as liabilities or assets on the balance sheet. Tenant improvement allowances are amounts received from a lessor for improvements to leased properties and are amortized against rent expense over the life of the respective leases. Fixed rents are recognized ratably over the initial non-cancellable lease term. Deferred rent represents differences between the actual cash paid for rent and the amount of straight-line rent over the initial non-cancellable term.

Self-Insurance Reserves

The Company is partially self-insured for workers' compensation and general liability claims less than certain dollar amounts and maintains insurance coverage with individual and aggregate limits. The Company also has a basket aggregate limit to protect against losses exceeding $5.0 million (subject to adjustment and certain exclusions) for workers' compensation claims and general liability claims. The Company's liabilities represent estimates of the ultimate cost for claims incurred, including loss adjusting expenses, as of the balance sheet date. The estimated liabilities are not discounted and are established based upon analysis of historical data, actuarial estimates, regulatory requirements, an estimate of claims incurred but not yet reported and other relevant factors. Management utilizes independent third-party actuarial studies to help assess the liability on a regular basis. As of March 30, 2017, per occurrence deductibles for individual workers' compensation and individual general liability claims were $250 thousand and $150 thousand, respectively.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

Asset Retirement Obligations

An asset retirement obligation (“ARO”) represents a legal obligation associated with the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development or normal operation of that long-lived asset. The Company’s AROs are primarily associated with leasehold improvements that, at the end of a lease, the Company is contractually obligated to remove in order to comply with certain lease agreements. The ARO is recorded in Other long-term liabilities on the Consolidated Balance Sheets and will be subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over its useful life.

Changes in i) inflation rates and ii) the estimated costs, timing and extent of future store closure activities each result in 1) a current adjustment to the recorded liability and related asset and 2) a change in the liability and asset amounts to be recorded prospectively. Any changes related to the assets are then recognized in accordance with our depreciation policy, which would generally result in depreciation expense being recognized prospectively over the shorter of the remaining lease term or estimated useful life.

Fair Value Measurements—Debt

The Company estimates fair values in accordance with ASC 820, Fair Value Measurement. ASC 820 provides a framework for measuring fair value and expands disclosures required about fair value measurements. ASC 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Additionally, ASC 820 defines levels within a hierarchy based upon observable and non-observable inputs.

•	Level 1: Inputs that are quoted prices in active markets for identical assets or liabilities
•	Level 2: Inputs other than quoted prices in active markets for assets or liabilities that are either directly or indirectly observable
•	Level 3: Inputs that are non-observable that reflect the reporting entity's own assumptions

The fair values of certain of the Company's debt instruments have been determined by the Company utilizing Level 3 inputs, such as available market information and appropriate valuation methodologies, including the rates for similar instruments and the discounted cash flows methodology.

Derivative Financial Instruments

The Company uses derivative financial instruments to maintain a portion of its long-term debt obligations at a targeted balance of fixed and variable interest rate debt to manage its risk associated with fluctuations in interest rates. In November 2016, the Company entered into two interest rate caps. In 2013, we entered into two interest rate swap contracts. The 2016 and 2013 instruments have been designated as cash flow hedges for accounting purposes, and the fair value is calculated utilizing Level 2 inputs. Unrealized changes in the fair value of these derivative instruments are recorded in Accumulated other comprehensive loss within the equity section of our Condensed Consolidated Balance Sheets.

The effective portion of the gain or loss on the derivatives is reported as a component of Comprehensive income within the Condensed Consolidated Statements of Comprehensive Income and reclassified into earnings in the same period in which the hedged transaction affects earnings. The effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item. To the extent changes in fair values of the instruments are not highly effective, the ineffective portion of the hedge is immediately recognized in earnings.

We perform an assessment of the effectiveness of our derivative contracts designated as hedges, including assessing the possibility of counterparty default. If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings. We believe our derivative contracts, which consist of interest rate cap and swap contracts, will continue to be highly effective in offsetting changes in cash flow attributable to floating interest rate risk. We did not have any ineffectiveness in the thirteen weeks ended March 30, 2017 and March 31, 2016 related to these instruments.

Use of Estimates

The preparation of the financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amounts of fixed assets and intangibles, asset retirement obligations, allowances for accounts receivable and inventories, reserves for workers' compensation and general liability claims incurred but not reported and deferred income tax assets and liabilities. Actual results could differ from these estimates.

Revenue Recognition

Retail sales at the Company's stores are recorded at the point of sale and are net of sales discounts and estimated returns. In some instances, the Company will allow customers to store their merchandise, generally up to 14 days. In this instance, the Company recognizes revenue and the related cost of sales when both collection or reasonable assurance of collection of payment and final delivery of the product have occurred. For orders placed through our website and shipped to our customers, we recognize revenue and the related cost of sales at the time we estimate the customer receives the merchandise, which is typically within a few days of shipment. The Company arranges and pays for freight to deliver products to customers, and bills the customer for the estimated freight cost, which is included in Net sales. Sales taxes collected are not recognized as revenue as these amounts are ultimately remitted to the appropriate taxing authorities.

Gift Cards and Merchandise Credits

We sell gift cards to our customers in our stores and through our website and issue merchandise credits in our stores. We account for the programs by recognizing a liability at the time the gift card is sold or the merchandise credit is issued. The liability is relieved and revenue is recognized when the cards are redeemed. We have an agreement with an unrelated third-party who is the issuer of the Company's gift cards and also assumes the liability for unredeemed gift cards. The Company is not subject to claims under unclaimed property statutes, as the agreement effectively transfers the ownership of such unredeemed gift cards and the related future escheatment liability, if any, to the third-party. Gift card breakage is recognized based upon historical redemption patterns and represents the balance of gift cards for which the Company believes the likelihood of redemption by the customer is remote. Accordingly, in the thirteen weeks ended March 30, 2017 and March 31, 2016, gift card breakage income of $166 thousand and $66 thousand, respectively was recognized in Net sales in the Condensed Consolidated Statements of Income, respectively, for such unredeemed gift cards.

Sales Returns and Allowances

The Company accrues for estimated sales returns based on historical sales return results. The allowance for sales returns at March 30, 2017 and March 31, 2016, was $5,530 thousand and $4,277 thousand, respectively.

Merchandise exchanges of similar product and price are not considered merchandise returns and, therefore, are excluded when calculating the sales returns reserve.

Cost of Sales

Cost of sales consists of merchandise costs as well as capitalized freight to transport inventory to our distribution centers and stores, and duty and other costs that are incurred to distribute the merchandise to our stores. Cost of sales also includes shrinkage, damaged product disposals, distribution, warehousing, sourcing and compliance cost and arranging and paying for freight to deliver products to customers. The Company receives cash consideration from certain vendors related to vendor allowances and volume rebates, which is recorded as a reduction of costs of sales when the inventory is sold or as a reduction of the carrying value of inventory if the inventory is still on hand.

Vendor Rebates and Allowances

Vendor allowances consist primarily of volume rebates that are earned as a result of attaining certain inventory purchase levels and advertising allowances or incentives for the promotion of vendors' products. These vendor allowances are accrued, based on annual projections, as earned.

Vendor allowances earned are initially recorded as a reduction to the carrying value of inventory and a subsequent reduction in cost of sales when the related product is sold. Certain incentive allowances that are reimbursements of specific, incremental and identifiable costs incurred to promote vendors' products are recorded as an offset against these promotional expenses.

Total Operating Expenses

Total operating expenses consist primarily of store and administrative personnel wages and benefits, infrastructure expenses, supplies, fixed asset depreciation, store and corporate facility expenses, pre-opening costs, training and advertising costs. Credit card fees, insurance, personal property taxes, legal expenses, and other miscellaneous operating costs are also included.

Advertising

The Company expenses advertising costs as the advertising takes place. Advertising costs incurred during the thirteen weeks ended March 30, 2017 and March 31, 2016, were $10,626 thousand and $8,778 thousand, respectively, and are included in Selling and store operating expenses and Pre-opening expenses in the Condensed Consolidated Statements of Income.

Pre-Opening Expenses

The Company accounts for non-capital operating expenditures incurred prior to opening a new store as "pre-opening" expenses in its Condensed Consolidated Statements of Income. The Company's pre-opening expenses begin on average three to six months in advance of a store opening or relocating due to, among other things, the amount of time it takes to prepare a store for its grand opening. Pre-opening expenses primarily include: advertising, rent, staff training, staff recruiting, utilities, personnel and equipment rental. A store is considered to be relocated if it is closed temporarily and re-opened within the same primary trade area. Pre-opening expenses for the thirteen weeks ended March 30, 2017 and March 31, 2016, totaled $4,167 thousand, and $3,316 thousand, respectively.

Stock-Based Compensation

The Company accounts for employee stock options in accordance with relevant authoritative literature. The Company obtains independent third-party valuation studies to assist it with determining the grant date fair value of our stock price at least twice a year. Stock options are granted with exercise prices equal to or greater than the estimated fair market value on the date of grant as authorized by the board of directors or compensation committee. Options granted have vesting provisions ranging from three to five years. Stock option grants are generally subject to forfeiture if employment terminates prior to vesting. The Company has selected the Black-Scholes option pricing model for estimating the grant date fair value of stock option awards granted. The Company bases the risk-free interest rate on the yield of a zero coupon U.S. Treasury security with a maturity equal to the expected life of the option from the date of the grant. The Company estimates the volatility of the share price of its common stock by considering the historical volatility of the stock of similar public entities. The Company considers a number of factors in determining the appropriateness of the public entities included in the volatility assumption, including the entity's life cycle stage, growth profile, size, financial leverage and products offered. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period based on the number of years for which the requisite service is expected to be rendered. The Company elected to early adopt ASU No. 2016-09 “Improvements to Employee Share-Based Payment Accounting” in 2016 and now recognizes forfeitures in earnings as they occur; prior to the adoption, the Company had considered the retirement and forfeiture provisions of the options and utilized its historical experience to estimate the expected life of the options.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and tax basis of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Changes in tax laws and rates could affect recorded deferred tax assets and liabilities in the future. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in the period that includes the enactment date of such a change.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the associated temporary differences became deductible. On a quarterly basis, the Company evaluates whether it is more likely than not that its deferred tax assets will be realized in the future and conclude whether a valuation allowance must be established.

The Company includes any estimated interest and penalties on tax-related matters in income taxes payable and income tax expense. The Company accounts for uncertain tax positions in accordance with ASC 740, Income Taxes. ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements using a two-step process for evaluating tax positions taken, or expected to be taken, on a tax return. The Company may only recognize the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Uncertain tax positions require determinations and estimated liabilities to be made based on provisions of the tax law, which may be subject to change or varying interpretation. The Company does not believe it has any material risks related to uncertain tax positions.

Segment Information

The Company operates as a specialty retailer of hard surface flooring and related accessories through retail stores located in the United States and through its website. The Company's chief operating decision maker is its Chief Executive Officer who reviews the Company's consolidated financial information for purposes of allocating resources and evaluating the Company's financial performance. Accordingly, the Company concluded it has one reportable segment.

Recent Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update ("ASU") No. 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." This standard simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. ASU No. 2017-04 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted after January 1, 2017. The amendments in this update should be applied using a prospective approach. The adoption of ASU No. 2017-04 is not expected to have a material impact on the Company's Consolidated Financial Statements.

In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory." This standard update requires an entity to recognize the income tax consequences of intra-entity transfers of assets other than inventory when the transfer occurs. ASU No. 2016-16 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The amendments in this update should be applied using a modified retrospective approach. The adoption of ASU No. 2016-16 is not expected to have a material impact on the Company's Consolidated Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." The standard update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The amendments in this update should be applied using a retrospective approach. The adoption of ASU No. 2016-15 is not expected to have a material impact on the Company's cash flows.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employees Share-Based Payment Accounting." The update is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. Depending on the amendment, methods used to apply the requirements of the update include modified retrospective, retrospective, and prospective. We elected to early adopt this standard during the second quarter of 2016. The net cumulative effect of this change was recognized as a $148 thousand reduction to retained earnings and the recognition of $238 thousand of additional paid-in capital. The adoption of this standard resulted in a modified retrospective adjustment on our consolidated balance sheet as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." ASU No. 2016-02 requires that lessees recognize lease assets and a lease liabilities for all leases with greater than 12 month terms on the balance sheet. The guidance also requires disclosures about the amount, timing and uncertainty of cash flows arising from leases. This new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those years, with early adoption permitted. The standard must be applied using a modified retrospective approach. The Company is currently evaluating the impact that ASU No. 2016-02 will have on our Consolidated Financial Statements. When implemented, the Company believes the new standard will have a material impact on its consolidated balance sheet. The Company is currently evaluating the effect that implementation of this standard will have on the Company's consolidated statements of income, cash flows, financial position and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." ASU No. 2015-11 provides new guidance for entities using first-in, first-out or average cost to simplify the subsequent measurement of inventory, which proposes that inventory should be measured at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance eliminates the option to subsequently measure inventory at replacement cost or net realizable value less an approximately normal profit margin. This new guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those years. The amendments in this update should be applied prospectively. The adoption of ASU No. 2015-11 did not have a material impact on the Company's Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU No. 2014-09 provides new guidance related to the core principle that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services provided. In July 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date, and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. In March 2016, the FASB issued ASU No. 2016-08 "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," which clarifies the guidance in ASU No. 2014-09 and has the same effective date as the original standard. In April 2016, the FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing." In May 2016, the FASB issued ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The 2016 updates to the revenue recognition guidance relate to principal versus agent assessments, identifying performance obligations, the accounting for licenses, and certain narrow scope improvements and practical expedients. This new standard could impact the timing and amounts of revenue recognized. As the Company evaluates the impact of this standard, the more significant change relates to the timing of revenue recognized for certain transactions for which the Company allows customers to store their merchandise at the retail store for final delivery at a later date. The Company is continuing to evaluate the impact this standard, and related amendments and interpretive guidance, will have on its consolidated financial statements. The Company plans to adopt the new standard on a modified retrospective basis beginning December 29, 2017.

2. Fair Value Measurements

The Company estimates fair values in accordance with ASC 820, Fair Value Measurement. ASC 820 provides a framework for measuring fair value and expands disclosures required about fair value measurements. ASC 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Additionally, ASC 820 defines levels within a hierarchy based upon observable and non-observable inputs.

•	Level 1—Inputs that are quoted prices in active markets for identical assets or liabilities
•	Level 2—Inputs other than quoted prices in active markets for assets or liabilities that are either directly or indirectly observable
•	Level 3—Inputs that are non‑observable that reflect the reporting entity’s own assumptions

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

	As of
	March 30,
(in thousands)	2017	Level 1	Level 2	Level 3
Interest rate caps (cash flow hedges)	$2,020	$—	$2,020	$—

	As of
	December 29,
(in thousands)	2016	Level 1	Level 2	Level 3
Interest rate caps (cash flow hedges)	$2,473	$—	$2,473	$—

Our derivative contracts are negotiated with counterparties without going through a public exchange. Accordingly, our fair value assessments give consideration to the risk of counterparty default (as well as our own credit risk). Our interest rate derivatives consist of interest rate cap contracts and are valued primarily based on data readily observable in public markets.

3. Derivatives and Risk Management

Changes in interest rates impact our results of operations. In an effort to manage our exposure to this risk, we enter into derivative contracts and may adjust our derivative portfolio as market conditions change.

Interest Rate Risk

Our exposure to market risk from adverse changes in interest rates is primarily associated with our long‑term debt obligations, which carry variable interest rates. Market risk associated with our variable interest rate long‑term debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates.

In an effort to manage our exposure to the risk associated with our variable interest rate long‑term debt, we periodically enter into interest rate derivative contracts. We designate interest rate derivative contracts used to convert the interest rate exposure on a portion of our debt portfolio from a floating rate to a capped rate as cash flow hedges.

Hedge Position as of March 30, 2017:

			Final Maturity	Other
(in thousands)	Notional Balance		Date	Assets
Interest rate caps (cash flow hedges)	$205,000	U.S. dollars	December 2021	$2,020

Hedge Position as of December 29, 2016:

			Final Maturity	Other
(in thousands)	Notional Balance		Date	Assets
Interest rate caps (cash flow hedges)	$205,000	U.S. dollars	December 2021	$2,473
Interest rate swaps (cash flow hedges)	$17,500	U.S. dollars	January 2017	$—

Designated Hedge Gains (Losses)

Gains (losses) related to our designated hedge contracts are as follows:

	Effective Portion Reclassified		Effective Portion Recognized in
	From AOCI to Earnings		Other Comprehensive Loss
	Thirteen Weeks Ended
	March 30,	March 31,	March 30,	March 31,
(in thousands)	2017	2016	2017	2016
Interest rate caps (cash flow hedges)	$—	$—	$(282)	$—
Interest rate swaps (cash flow hedges)	$—	$—	$—	$—

Credit Risk

To manage credit risk associated with our interest rate hedging program, we select counterparties based on their credit ratings and limit our exposure to any one counterparty.

The counterparties to our derivative contracts are financial institutions with investment grade credit ratings. To manage our credit risk related to our derivative financial instruments, we periodically monitor the credit risk of our counterparties, limit our exposure in the aggregate and to any single counterparty, and adjust our hedging position, as appropriate. The impact of credit risk, as well as the ability of each party to fulfill its obligations under our derivative financial instruments, is considered in determining the fair value of the contracts. Credit risk has not had a significant effect on the fair value of our derivative contracts. We do not have any credit risk‑related contingent features or collateral requirements with our derivative financial instruments.

4. Debt

Fair Value of Debt

Market risk associated with our fixed and variable rate long‑term debt relates to the potential change in fair value and negative impact to future earnings, respectively, from a change in interest rates. The aggregate fair value of debt is based primarily on our estimates of interest rates, maturities, credit risk, and underlying collateral and is classified as Level 3 within the fair value hierarchy. At March 30, 2017 and December 29, 2016, the fair values of the Company’s debt were as follows:

	March 30,	December 29,
(in thousands)	2017	2016
Total debt at par value	$363,625	$400,000
Less: unamortized discount and debt issuance costs	8,915	9,257
Net carrying amount	$354,710	$390,743
Fair value	$365,371	$400,000

5. Commitments and Contingencies

Lease Commitments

The Company leases its corporate office, retail locations and distribution centers through F&D, under long‑term operating lease agreements that expire in various years through 2038. Additionally, certain equipment is leased under short‑term operating leases.

Certain lease agreements include escalating rents over the lease terms. The Company expenses rent on a straight‑line basis over the life of the lease, which commences on the date the Company has the right to control the property. The cumulative expense recognized on a straight‑line basis in excess of the cumulative payments is included in deferred rent in the accompanying balance sheets. Future minimum lease payments under non‑cancelable operating leases (with initial or remaining lease terms in excess of one year) as of March 30, 2017, were:

(in thousands)	Amount
Thirty-nine weeks ended December 28, 2017	$49,944
2018	78,172
2019	79,340
2020	75,958
2021	71,989
Thereafter	394,392
Total minimum lease payments	$749,795

Lease expense for the thirteen weeks ended March 30, 2017 and March 31, 2016 was approximately $16,988 thousand and $12,142 thousand, respectively.

Litigation

The Company is subject to other various legal actions, claims and proceedings arising in the ordinary course of business, including claims related to breach of contracts, products liabilities, intellectual property matters and employment related matters resulting from its business activities. The Company establishes reserves for specific legal proceedings when it determines that the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated. These proceedings are not expected to have a material impact on the Company's consolidated financial position, cash flows or results of operations.

During the thirteen weeks ended March 30, 2017, F&D received final approval for a classwide settlement to resolve a class action lawsuit related to certain labeling of F&D’s products. The final amounts paid did not materially differ from our estimated losses previously accrued.

6. Earnings Per Share

Net Income per Common Share

We calculate basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effect of stock options. The following table shows the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended
	March 30,	March 31,
(in thousands, except per share data)	2017	2016
Net income	$11,128	$7,101
Basic weighted average shares outstanding	83,529	83,376
Dilutive effect of share based awards	5,116	3,293
Diluted weighted average shares outstanding	88,645	86,669
Basic earnings per share	$0.13	$0.09
Diluted earnings per share	$0.13	$0.08

The following awards have been excluded from the computation of dilutive effect of share based awards because the effect would be anti‑dilutive:

	Thirteen Weeks Ended
	March 30,	March 31,
(in thousands)	2017	2016
Stock Options	2,360	2,208

7. Stock‑Based Compensation

The following table summarizes share activity related to stock options during the thirteen weeks ended March 30, 2017.

(in thousands)	Stock Options
Outstanding at December 29, 2016	11,979
Granted	—
Exercised	(17)
Forfeited or expired	(70)
Outstanding at March 30, 2017	11,892

8. Subsequent Events

Repricing of Term Loan Facility

On March 31, 2017, we entered into a repricing amendment to the credit agreement governing our $350.0 million senior secured term loan facility maturing on September 30, 2023 (the "Term Loan Facility"). The amendment reduced the margins applicable to our term loan from 3.25% per annum (subject to a leverage-based step-down to 2.75%) to 2.50% per annum (subject to a leverage-based step-down to 2.00%) in the case of base rate loans, and from 4.25% per annum (subject to a leverage-based step-down to 3.75%) to 3.50% per annum (subject to a leverage-based step-down to 3.00%) in the case of LIBOR loans (subject to a 1.00% floor on LIBOR loans), provided that each of the leverage-based step-downs were contingent upon the consummation of our initial public offering (“IPO”). The amount and terms of the Term Loan Facility were otherwise unchanged.

Amendment of Certificate of Incorporation

On April 13, 2017, the Company filed an amendment to its certificate of incorporation changing the name of the Company from "FDO Holdings, Inc." to "Floor & Decor Holdings, Inc."

On April 24, 2017, the Company filed an amendment to its certificate of incorporation, effecting a 321.820-for-one stock split of its outstanding common stock, which was approved by the Company's board of directors and shareholders on April 13, 2017. The accompanying condensed consolidated financial statements and notes to the financial statements have been adjusted to give retroactive effect to the stock split for all periods presented.

Initial Public Offering

On May 2, 2017, the Company completed its IPO, pursuant to which it sold an aggregate of 10,147,025 shares of Class A common stock, par value $0.001 per share (“Common Stock”) (after giving effect to the underwriters’ exercise in full of their option to purchase additional shares) at a price of $21.00 per share. The Company received aggregate net proceeds of approximately $192.0 million after deducting underwriting discounts and commissions and other offering expenses.

The Company used net proceeds from the IPO of approximately $192.0 million to repay a portion of the amounts outstanding under the Term Loan Facility, including accrued and unpaid interest. The partial paydown resulted in a loss on extinguishment of debt in the amount of approximately $5.4 million, which will be recognized in the second quarter of fiscal 2017.

Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan

On April 13, 2017, the board of directors of the Company approved the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan (the “2017 Plan”), which was subsequently approved by the Company’s stockholders. The 2017 Plan authorizes the Company to grant options and restricted stock awards to eligible employees, consultants and non-employee directors up to an aggregate of 5,000,000 shares of common stock. In connection with the IPO, the Company granted options to purchase an aggregate of 1,254,465 shares of our Common Stock to certain of our eligible employees and 15,475 shares of restricted stock to certain of our non-employee directors, in each case pursuant to the 2017 Plan and based on the public offering price of $21.00 per share.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Floor & Decor Holdings, Inc. and Subsidiaries

We have reviewed the condensed consolidated balance sheet of Floor & Decor Holdings, Inc. and Subsidiaries (the Company) as of March 30, 2017, and the related condensed consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the thirteen-weeks ended March 30, 2017 and March 31, 2016. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Floor & Decor Holdings, Inc. and Subsidiaries as of December 29, 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated March 20, 2017, except for Note 12, as to which the date is April 24, 2017. In our opinion, the accompanying condensed consolidated balance sheet of Floor & Decor Holdings, Inc. and Subsidiaries as of December 29, 2016, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Atlanta, GA

May 25, 2017

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of Floor& Decor Holdings, Inc. and Subsidiaries included in Item 1 of this Quarterly Report and with our audited financial statements and the related notes included in our final prospectus, dated April 26, 2017 and filed with the SEC in accordance with Rule 424(b) of the Securities Act of 1933 on April 28, 2017 (the “Prospectus”). As used in this Quarterly Report, except where the context otherwise requires or where otherwise indicated, the terms “Company,” “we,” “our” or “us” refer to Floor & Decor Holdings, Inc. and its subsidiaries.

Forward-Looking Statements

The discussion in this Quarterly Report, including under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I and Item 1A, “Risk Factors” of Part II, contains forward-looking statements. All statements other than statements of historical fact contained in this Quarterly Report, including statements regarding our future operating results and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions.

The forward-looking statements contained in this Quarterly Report are only predictions. Although we believe that the expectations reflected in the forward-looking statements in this Quarterly Report are reasonable, we cannot guarantee future events, results, performance or achievements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements in this Quarterly Report, including, without limitation, those factors described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I and Item 1A, “Risk Factors” of Part II. Some of the key factors that could cause actual results to differ from our expectations include the following:

•	an overall decline in the health of the economy, the hard surface flooring industry, consumer spending and the housing market;
•	fluctuations in material and energy costs;
•	our failure to execute our business strategy effectively and deliver value to our customers;
•	competition from other stores and internet-based competition;
•	any disruption in our distribution capabilities resulting from our inability to operate our distribution centers going forward;
•	our failure to successfully anticipate consumer preferences and demand;
•	our inability to manage our growth;
•	our inability to maintain sufficient levels of cash flow to meet growth expectations;
•	our inability to manage costs and risks relating to new store openings;
•	our inability to manage our inventory obsolescence, shrinkage and damage;

•	our inability to obtain merchandise on a timely basis at prices acceptable to us;
•	our dependence on foreign imports for the products we sell;
•	suppliers may sell similar or identical products to our competitors;
•	our inability to find, train and retain key personnel;
•	violations of laws and regulations applicable to us or our suppliers;
•	our vulnerability to natural disasters and other unexpected events;
•	our failure to adequately protect against security breaches involving our information technology systems and customer information;
•	our inability to find available locations for our stores or our store support center on terms acceptable to us; and
•	restrictions imposed by our indebtedness on our current and future operations.

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The forward-looking statements contained in this Quarterly Report speak only as of the date hereof. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. If a change to the events and circumstances reflected in our forward-looking statements occurs, our business, financial condition and operating results may vary materially from those expressed in our forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.

Overview

Founded in 2000, the Company is a high-growth, differentiated, multi-channel specialty retailer of hard surface flooring and related accessories with 72 warehouse-format stores across 17 states as of March 30, 2017. We believe that we offer the industry's broadest in-stock assortment of tile, wood, laminate and natural stone flooring along with decorative and installation accessories at everyday low prices. We appeal to a variety of customers, including Pro, DIY and BIY. Our Pro customers are loyal, shop often and help promote our brand. The combination of our category and product breadth, low prices, in-stock inventory in project-ready quantities, proprietary credit offerings, free storage options and dedicated customer service positions us to gain share in the attractive Pro customer segment. We believe our DIY customers spend significant time planning their projects while conducting extensive research in advance. We provide our customers with the education and inspiration they need before making a purchase through our differentiated online and in-store experience.

Our warehouse-format stores, which average approximately 72,000 square feet, carry on average approximately 3,500 flooring and decorative and installation accessory SKUs, which equates to 1.3 million square feet of flooring products or $2.5 million of inventory at cost. We believe that our inspiring design centers and creative and informative visual merchandising also greatly enhance our customers' experience. In addition to our stores, our website FloorandDecor.com showcases our products.

We operate on a 52- or 53-week fiscal year ending on the Thursday on or preceding December 31. The following discussion contains references to the first thirteen weeks of fiscal 2017 and fiscal 2016, which ended on March 30, 2017 and March 31, 2016, respectively.

During the thirteen weeks ended March 30, 2017, we continued to make long-term key strategic investments, including:

•	opened three new warehouse-format stores and relocated one warehouse-format store during the thirteen weeks ended March 30, 2017 ending with 72 warehouse-format stores;
•	invested in our connected customer and Pro customer;
•	increased proprietary credit offerings;
•

augmented the management team with new hires in store operations, store training, Pro and Commercial sales, e-commerce, supply chain, merchandising, real estate, information technology and inventory management;

•	enhanced our product assortment and upgraded our visual merchandising and store training program;
•	added more resources dedicated to serving our Pro customers;
•	invested capital to continue enhancing the in-store shopping experience for our customers; and
•	increased marketing to articulate our unique features and benefits in the hard surface flooring market.

We believe that our compelling business model, plus the projected growth of the large and highly fragmented $10 billion hard surface flooring market (in manufacturers' dollars, an estimated $17 billion after the retail markup), provides us with an opportunity to significantly expand our store base in the U.S. from 72 warehouse-format stores as of March 30, 2017 to approximately 400 stores nationwide within the next 15 years based on our internal research with respect to housing density, demographic data, competitor concentration and other variables in both new and existing markets. Over the next several years, we plan to grow our store base by approximately 20% per year. Our ability to open profitable new stores depends on many factors, including the successful selection of new markets and store locations, our ability to negotiate leases on acceptable terms and our ability to attract highly qualified managers and staff. A number of important factors could cause actual results to differ materially from those described herein, including, without limitation, those factors described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I and Item 1A, “Risk Factors” of Part II.

Executive Summary

We opened three new warehouse-format stores and relocated one warehouse-format store during the thirteen weeks ended March 30, 2017, and have opened 12 new warehouse-format stores since March 31, 2016. For the thirteen weeks ended March 30, 2017, we had comparable store sales growth of 12.8%. Net sales growth of 30.6% from $235.3 million to $307.3 million for the thirteen weeks ended March 31, 2016 and March 30, 2017, respectively. Net income growth of 56.7% from $7.1 million to $11.1 million for the thirteen weeks ended March 31, 2016 and March 30, 2017, respectively.

Recent Developments

Repricing of Term Loan Facility

On March 31, 2017, we entered into a repricing amendment to the Term Loan Facility. The amendment reduced the margins applicable to the Term Loan Facility from 3.25% per annum (subject to a leverage-based step-down to 2.75%) to 2.50% per annum (subject to a leverage-based step-down to 2.00%) in the case of base rate loans, and from 4.25% per annum (subject to a leverage-based step-down to 3.75%) to 3.50% per annum (subject to a leverage-based step-down to 3.00%) in the case of LIBOR loans (subject to a 1.00% floor on LIBOR loans), provided that each of the leverage-based step-downs was contingent upon the consummation of the IPO. The amount and terms of the Term Loan Facility were otherwise unchanged.

Amendment of Certificate of Incorporation

On April 13, 2017, the Company filed an amendment to its certificate of incorporation changing the name of the Company from "FDO Holdings, Inc." to "Floor & Decor Holdings, Inc."

On April 24, 2017, the Company filed an amendment to its certificate of incorporation, effecting the Stock Split.

Initial Public Offering

On May 2, 2017, the Company completed its IPO, pursuant to which it sold an aggregate of 10,147,025 shares of Common Stock (after giving effect to the underwriters’ exercise in full of their option to purchase additional shares) at a price of $21.00 per share. The Company received aggregate net proceeds of approximately $192.0 million after deducting underwriting discounts and commissions and other offering expenses.

The Company used net proceeds from the IPO of approximately $192.0 million to repay a portion of the amounts outstanding under the Term Loan Facility, including accrued and unpaid interest. The partial paydown resulted in a loss on extinguishment of debt in the amount of approximately $5.4 million, which will be recognized in the second quarter of fiscal 2017.

Key Performance Indicators

We consider a variety of performance and financial measures in assessing the performance of our business. The key measures we use to determine how our business is performing are comparable store sales, the number of new store openings, gross profit and gross margin, operating income and EBITDA and Adjusted EBITDA.

Comparable Store Sales

Our comparable store sales growth is a significant driver of our net sales, profitability, cash flow and overall business results. We believe that comparable store sales growth is generated by continued focus on providing a dynamic and expanding product assortment in addition to other merchandising initiatives, quality of customer service, enhancing sales and marketing strategies, improving visual merchandising and overall aesthetic appeal of stores and website, effectively serving our Pro customers, continued investment in store staff and infrastructure, growing our proprietary credit offering, and further integrating connected customer strategies and other key information technology enhancements.

Comparable store sales refer to period-over-period comparisons of our net sales among the comparable store base. A store is included in the comparable store sales calculation on the first day of the thirteenth full fiscal month following a store's opening, which is when we believe comparability has been achieved. Since our e-commerce sales are fulfilled by individual stores, they are included in comparable store sales only to the extent such fulfilling store meets the above mentioned store criteria. Changes in our comparable store sales between two periods are based on net sales for stores that were in operation during both of the two periods. Any change in square footage of an existing comparable store, including remodels and relocations, does not eliminate that store from inclusion in the calculation of comparable store sales. Stores that are closed temporarily and relocated within their primary trade areas are included in same store sales. Additionally, any stores that were closed during the current or prior fiscal year are excluded from the definition of comparable stores.

Definitions and calculations of comparable store sales differ among companies in the retail industry, and therefore comparable store metrics disclosed by us may not be comparable to the metrics disclosed by other companies.

Comparable store sales allow us to evaluate how our retail stores are performing by measuring the change in period-over-period net sales in stores that have been open for thirteen months or more. Various factors affect comparable store sales, including:

•	national and regional economic conditions;
•	the retail sales environment and other retail trends;
•	the home improvement spending environment;
•	the hard surface flooring industry trends;
•	the impact of competition;
•	changes in our product mix;
•	changes in staffing at our stores;
•	cannibalization resulting from the opening of new stores in existing markets;
•	changes in pricing;
•	changes in advertising and other operating costs; and
•	weather conditions.

Number of New Stores

The number and timing of new store openings, and the costs and fixed lease obligations associated therewith, have had, and are expected to continue to have, a significant impact on our results of operations. The number of new stores reflects the number of stores opened during a particular reporting period. Before we open new stores, we incur pre-opening expenses, which are defined below. While net sales at new stores are generally lower than net sales at our stores that have been open for more than one year, our new stores have historically been profitable in their first year. Generally, our newer stores have also averaged higher comparable store sales growth than our total store average.

Gross Profit and Gross Margin

Our gross profit is variable in nature and generally follows changes in net sales. Our gross profit and gross margin can also be impacted by changes in our prices, our merchandising assortment, shrink, damage, selling of discontinued products, the cost to transport our products from the manufacturer to our stores and our distribution center costs. With respect to our merchandising assortment, certain of our products tend to generate somewhat higher margins than other products within the same product categories or among different product categories. We have experienced modest inflation increases in certain of our product categories, but historically have been able to source from a different manufacturer or pass increases onto our consumers with modest impact on our gross margin. Our gross profit and gross margin, which reflect our net sales and our cost of sales and any changes to the components thereof, allow us to evaluate our profitability and overall business results.

Gross profit is calculated as net sales less cost of sales. Gross profit as a percentage of net sales is referred to as gross margin. Cost of sales consists of merchandise costs, as well as capitalized freight costs to transport inventory to our distribution centers and stores, and duty and other costs that are incurred to distribute the merchandise to our stores. Cost of sales also includes shrinkage, damage product disposals, distribution, warehousing costs, sourcing and compliance costs. We receive cash consideration from certain vendors related to vendor allowances and volume rebates, which is recorded as a reduction of costs of sales as the inventory is sold or as a reduction of the carrying value of inventory while the inventory is still on hand. Costs associated with arranging and paying for freight to deliver products to customers is included in cost of sales. The components of our cost of sales may not be comparable to the components of cost of sales, or similar measures, of other retailers. As a result, data in this Quarterly Report regarding our gross profit and gross margin may not be comparable to similar data made available by other retailers.

Operating Income, EBITDA, Adjusted EBITDA

Operating income, EBITDA and Adjusted EBITDA are key metrics used by management and our board of directors to assess our financial performance and enterprise value. We believe that operating income, EBITDA and Adjusted EBITDA are useful measures, as they eliminate certain expenses that are not indicative of our core operating performance and facilitate a comparison of our core operating performance on a consistent basis from period to period. We also use Adjusted EBITDA as a basis to determine covenant compliance with respect to our credit facilities, to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures. Operating income, EBITDA and Adjusted EBITDA are also frequently used by analysts, investors and other interested parties as performance measures to evaluate companies in our industry.

EBITDA and Adjusted EBITDA are supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define EBITDA as net income before interest, loss on early extinguishment of debt, taxes, depreciation and amortization. We define Adjusted EBITDA as net income before interest, loss on early extinguishment of debt, taxes, depreciation and amortization, adjusted to eliminate the impact of certain items that we do not consider indicative of our core operating performance.

EBITDA and Adjusted EBITDA are non-GAAP measures of our financial performance and should not be considered as alternatives to net income as a measure of financial performance or any other performance measure derived in accordance with GAAP and they should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of liquidity or free cash flow for management's discretionary use. In addition, these non-GAAP measures exclude certain non-recurring and other charges. Each of these non-GAAP measures has its limitations as an analytical tool, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. In evaluating EBITDA and Adjusted EBITDA, you should be aware that in the future we will incur expenses that are the same as or similar to some of the items eliminated in the adjustments made to determine EBITDA and Adjusted EBITDA, such as stock compensation expense, loss (gain) on asset disposal, executive recruiting/relocation, and other adjustments. Our presentation of EBITDA and Adjusted EBITDA should not be construed to imply that our future results will be unaffected by any such adjustments. Definitions and calculations of EBITDA and Adjusted EBITDA differ among companies in the retail industry, and therefore EBITDA and Adjusted EBITDA disclosed by us may not be comparable to the metrics disclosed by other companies.

Other Key Financial Definitions

Net Sales

The retail sector in which we operate is cyclical, and consequently our sales are affected by general economic conditions. Purchases of our products are sensitive to trends in the levels of consumer spending, which are affected by a number of factors such as consumer disposable income, housing market conditions, unemployment trends, stock market performance, consumer debt levels and consumer credit availability, interest rates and inflation, tax rates and overall consumer confidence in the economy.

Net sales reflect our sales of merchandise, less discounts and estimated returns and include our in-store sales and e-commerce sales. In certain cases, we arrange and pay for freight to deliver products to customers and bills the customer for the estimated freight cost, which is also included in net sales. Revenue is recognized when both collection or reasonable assurance of collection of payment and final delivery of the product have occurred. For orders placed through our website and shipped to our customers, revenue is recognized at the time we estimate the customer receives the merchandise, which is typically within a few days of shipment.

Selling and Store Operating Expenses

We expect that our selling and store operating expenses will increase in future periods with future growth. Selling and store operating expenses consist primarily of store personnel wages, bonuses and benefits, rent and infrastructure expenses, supplies, depreciation and amortization, training expenses and advertising costs. Credit card fees, insurance, personal property taxes and other miscellaneous operating costs are also included.

The components of our selling and store operating expenses may not be comparable to the components of similar measures of other retailers.

General and Administrative Expenses

We expect that our general and administrative expenses will increase in future periods with future growth and in part due to additional legal, accounting, insurance and other expenses that we expect to incur as a result of being a public company, including compliance with the Sarbanes-Oxley Act. General and administrative expenses include both fixed and variable components, and therefore, are not directly correlated with net sales.

General and administrative expenses consist primarily of costs incurred outside of our stores and include administrative personnel wages in our store support center and regional offices, bonuses and benefits, supplies, depreciation and amortization, and store support center expenses. Insurance, legal expenses, information technology costs, consulting and other miscellaneous operating costs are also included.

The components of our general and administrative expenses may not be comparable to the components of similar measures of other retailers.

Pre-Opening Expenses

We account for non-capital operating expenditures incurred prior to opening a new store or relocating an existing store as "pre-opening" expenses in its consolidated statements of income. Our pre-opening expenses begin on average three to six months in advance of a store opening or relocating due to, among other things, the amount of time it takes to prepare a store for its grand opening. Pre-opening expenses primarily include the following: rent, advertising, training, staff recruiting, utilities, personnel, and equipment rental. A store is considered to be relocated if it is closed temporarily and re-opened within the same primary trade area.

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated, in dollars and as a percentage of net sales:

	Thirteen Weeks Ended
	3/30/2017		3/31/2016
(in thousands)	Actual	% of Sales	Actual	% of Sales	% Increase
Net sales	$307,296	100.0%	$235,301	100.0%	30.6%
Cost of sales	181,825	59.2	141,404	60.1	28.6
Gross profit	125,471	40.8	93,897	39.9	33.6
Selling & store operating expenses	80,751	26.2	62,049	26.4	30.1
General & administrative expenses	17,881	5.8	14,570	6.2	22.7
Pre-opening expenses	4,167	1.4	3,316	1.4	25.7
Operating income	22,672	7.4	13,962	5.9	62.4
Interest expense	5,414	1.8	2,486	1.0	117.8
Income before income taxes	17,258	5.6	11,476	4.9	50.4
Provision for income taxes	6,130	2.0	4,375	1.9	40.1
Net income	$11,128	3.6%	$7,101	3.0%	56.7%

Selected Financial Information

	Thirteen Weeks Ended
	3/30/2017	3/31/2016
Comparable stores sales	12.8%	22.4%
Comparable average ticket	(0.7)%	4.6%
Comparable customer transactions	14.0%	16.8%
Number of stores(1)	72	60
Adjusted EBITDA (in thousands)(2)	$31,897	$20,101
Adjusted EBITDA margin	10.4%	8.5%

(1)Excludes one small 5,500 square foot design center

(2)Adjusted EBITDA is a non-GAAP financial measure. See below for additional information and a reconciliation to the most comparable GAAP measure.

Non-GAAP Financial Measures

Adjusted EBITDA is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. We define Adjusted EBITDA as net income before interest, taxes, depreciation and amortization, adjusted to eliminate the impact of certain items that we do not consider indicative of our core operating performance. The reconciliations of net income to Adjusted EBITDA for the periods noted below are set forth in the table as follows:

	Thirteen Weeks Ended
(in thousands)	3/30/2017	3/31/2016
Net income	$11,128	$7,101
Depreciation and amortization(1)	7,768	5,337
Interest expense	5,414	2,486
Income tax expense	6,130	4,375
EBITDA	30,440	19,299
Stock compensation expense(2)	885	755
Loss on asset disposal	—	47
Other(3)	572	—
Adjusted EBITDA	$31,897	$20,101

(1) Net of amortization of tenant improvement allowances and excludes deferred financing amortization, which is included as a part of interest expense in the table above.

(2) Non-cash charges related to stock-based compensation programs, which vary from period to period depending on timing of awards and forfeitures.

(3) Other adjustments include amounts management does not consider indicative of our core operating performance. Amounts for the thirteen weeks ended March 30, 2017 relate to costs in connection with the initial public offering.

Thirteen Weeks Ended March 30, 2017 Compared to Thirteen Weeks Ended March 31, 2016

Net Sales

The following table summarizes our change in net sales for the first thirteen weeks of fiscal 2017 compared to the same period in fiscal 2016:

	Thirteen Weeks Ended
	March 30,	March 31,
(in thousands)	2017	2016	$ Change	% Change
Net sales	$307,296	$235,301	$71,995	30.6%

Net sales during the thirteen weeks ended March 30, 2017 increased $72.0 million, or 30.6%, compared to the corresponding prior year period. We experienced comparable store sales increases in four of six of our product categories during the period, driven by increases in laminate/luxury vinyl plank, decorative accessories, and installation materials and tools that were above our Company average for the thirteen weeks ended March 30, 2017. Our comparable store sales increased 12.8%, or $30.0 million, while our non‑comparable store sales contributed $42.0 million in net sales. The increase in comparable store sales was driven by a 14.0% increase in comparable customer transactions offset slightly by a (0.7)% decrease in comparable average ticket growth. Comparable customer transactions and average ticket are measured at the time of sale, which may be slightly different than our reported sales due to timing of when final delivery of the product has occurred. We believe the increase in net sales and customer transactions is due to the execution of our key strategic investments. Non‑comparable store sales were driven by the opening of 12 new stores since March 31, 2016.

Gross Profit and Gross Margin

The following table summarizes our change in gross profit and gross margin for the first thirteen weeks of fiscal 2017 compared to fiscal 2016:

	Thirteen Weeks Ended
	March 30,	March 31,
(in thousands)	2017	2016	$ Change	% Change
Gross profit	$125,471	$93,897	$31,574	33.6%
Gross margin	40.8%	39.9%

Gross profit during the thirteen weeks ended March 30, 2017 increased $31.6 million, or 33.6%, compared to the corresponding prior year period. This increase in gross profit was primarily the result of increased sales volume.

Gross margin for the thirteen weeks ended March 30, 2017 increased approximately 90 basis points compared to the thirteen weeks ended March 31, 2016. This increase was primarily driven by an increase of approximately 160 basis points due to lower capitalized freight costs and higher mix of sales in categories with higher gross margin, partially offset by a decrease of approximately 70 basis points due to higher distribution center and supply chain costs. The higher distribution center costs and supply chain costs as a percent of sales is primarily related to relocating and expanding our West Coast distribution center from Carson, California to Moreno Valley, California during the thirteen weeks ended March 30, 2017.

Selling and Store Operating Expenses

The following table summarizes our change in selling and store operating expenses for the first thirteen weeks of fiscal 2017 compared to fiscal 2016:

	Thirteen Weeks Ended
	March 30,	March 31,
(in thousands)	2017	2016	$ Change	% Change
Selling and store operating expenses	$80,751	$62,049	$18,702	30.1%
Selling and store operating expenses as a % of net sales	26.2%	26.4%

Selling and store operating expenses increased $18.7 million, or 30.1%, due primarily to the addition of 12 new stores since March 31, 2016, and to a lesser extent increased personnel expenses in our comparable stores, which increased personnel expenses contributed in part to an increase in comparable store sales of 12.8%.

As a percentage of net sales, our selling and store operating expenses decreased approximately 20 basis points to 26.2%. Our comparable store selling and store operating expenses decreased by approximately 120 basis points as a percentage of comparable store sales as we leveraged occupancy and advertising expenses on higher net sales. Our new stores have lower net sales and higher store operating expenses as a percent of net sales than our total store average.

General and Administrative Expenses

The following table summarizes our change in general and administrative expenses for the first thirteen weeks of fiscal 2017 compared to fiscal 2016:

	Thirteen Weeks Ended
	March 30,	March 31,
(in thousands)	2017	2016	$ Change	% Change
General and administrative expenses	$17,881	$14,570	$3,311	22.7%
General and administrative expenses as a % of net sales	5.8%	6.2%

General and administrative expenses, which are typically expenses incurred outside of our stores, increased $3.3 million, or 22.7%, due to investments in personnel for our regional and store support functions to support our store growth as well as higher legal and consulting costs as a result of indirect costs associated with our IPO. Our general and administrative expenses as a percentage of net sales decreased by approximately 40 basis points primarily due to leveraging our expenses over increasing net sales.

Pre‑Opening Expenses

The following table summarizes our change in pre‑opening expenses for the first thirteen weeks of fiscal 2017 compared to fiscal 2016:

	Thirteen Weeks Ended
	March 30,	March 31,
(in thousands)	2017	2016	$ Change	% Change
Pre-opening expenses	$4,167	$3,316	$851	25.7%
Pre-opening expenses as a % of net sales	1.4%	1.4%

Pre-opening expenses increased $0.9 million, or 25.7%. The increase is primarily due to a greater number of new stores opened or planned to be opened for which pre-opening expenses were incurred during the thirteen weeks ended March 30, 2017 compared to thirteen weeks ended March 31, 2016. During the thirteen weeks ended March 30, 2017, we opened three stores and incurred costs for four additional stores planned to open, as well as one relocation, compared to opening three stores and incurring costs for three additional stores that opened later in 2016 during the thirteen weeks ended March 31, 2016.

Interest Expense

The following table summarizes our change in interest expense for the thirteen weeks of fiscal 2017 compared to fiscal 2016:

	Thirteen Weeks Ended
	March 30,	March 31,
(in thousands)	2017	2016	$ Change	% Change
Interest expense	$5,414	$2,486	$2,928	117.8%

Interest expense for the thirteen weeks ended March 30, 2017 increased $2.9 million compared to the thirteen weeks ended March 31, 2016. The increase in interest expense was primarily due to our average total debt increasing to $384.0 million for the thirteen weeks ended March 30, 2017 compared to $180.8 million in the same period in fiscal 2016. The increase in average total debt was due to paying a special dividend of $202.5 million, making related cash payments of $22.5 million in respect of certain options to purchase our common stock and refinancing our debt in the fiscal fourth quarter of 2016.

Taxes

The following table summarizes our change in provision for income taxes and our effective tax rates for the first thirteen weeks of fiscal 2017 compared to fiscal 2016:

	Thirteen Weeks Ended
	March 30,	March 31,
(in thousands)	2017	2016	$ Change	% Change
Provision for income taxes	$6,130	$4,375	$1,755	40.1%
Effective tax rate	35.5%	38.1%

The provision for income taxes increased $1.7 million, or 40.1%. The increase in the provision for income taxes for the thirteen weeks ended March 30, 2017 compared to the thirteen weeks ended March 31, 2016 is attributable to the increase in income before income taxes. The decrease in the effective tax rate was due to lower state income taxes due to changes in our corporate structure, as well as approximately $0.2 million due to favorable discrete items during the thirteen weeks ended March 30, 2017.

Liquidity and Capital Resources

Liquidity is provided primarily by our cash flows from operations and our $200 million asset-backed revolving credit facility (the “ABL Facility”). As of March 30, 2017, we had $173.4 million in unrestricted liquidity, consisting of $0.4 million in cash and cash equivalents and $173.0 million immediately available for borrowing under the ABL Facility without violating any covenants thereunder.

Our primary cash needs are for merchandise inventories, payroll, store rent, and other operating expenses and capital expenditures associated with opening new stores and remodeling existing stores, as well as information technology, e-commerce and store support center infrastructure. We also use cash for the payment of taxes and interest.

The most significant components of our operating assets and liabilities are merchandise inventories and accounts payable, and to a lesser extent accounts receivable, prepaid expenses and other assets, other current and non-current liabilities, taxes receivable and taxes payable. Our liquidity is not generally seasonal, and our uses of cash are primarily tied to when we open stores and make other capital expenditures. We believe that cash expected to be generated from operations and the availability of borrowings under the ABL Facility will be sufficient to meet liquidity requirements, anticipated capital expenditures and payments due under our Credit Facilities for at least the next 12 months.

The Term Loan Facility has no financial maintenance covenants. As of March 30, 2017, we were in compliance in all material respects with the covenants of the Credit Facilities and no Event of Default (as defined in the credit agreements governing our Credit Facilities) had occurred.

Total capital expenditures in fiscal 2017 are planned to be between approximately $95 million to $104 million and will be funded primarily by cash generated from operations. We intend to make the following capital expenditures in fiscal 2017:

•	Open 14 stores and start construction on stores opening in early 2018 using approximately $50 million to $54 million of cash;
•	Invest in existing store remodeling projects and our distribution centers using approximately $32 million to $35 million of cash; and
•	Invest in information technology infrastructure, e-commerce and other store support center initiatives using approximately $13 million to $15 million of cash.

During the fourth quarter of fiscal 2017, we plan to relocate all the existing inventory from our currently leased distribution center in Savannah, Georgia to a newly leased distribution center in Savannah, Georgia that is currently under construction, and in connection therewith, we anticipate incurring related costs of approximately $1 million in fiscal 2017. Additionally, in fiscal 2018, we plan to relocate all the existing inventory from our currently leased distribution center in Miramar, Florida to the newly leased distribution center in Savannah, Georgia, and in connection therewith, we anticipate incurring related costs of approximately $1 million in fiscal 2018.

Cash Flow Analysis

A summary of our operating, investing and financing activities are shown in the following table:

	Thirteen Weeks Ended
(in thousands)	3/30/2017	3/31/2016
Net cash provided by operating activities	$56,074	$19,208
Net cash used in investing activities	(19,801)	(13,915)
Net cash used in financing activities	(36,279)	(5,250)
(Decrease) increase in cash and cash equivalents	$(6)	$43

Net Cash Provided By Operating Activities

Cash from operating activities consists primarily of net income adjusted for non‑cash items, including depreciation and amortization, stock‑based compensation, deferred taxes and the effects of changes in operating assets and liabilities.

Net cash provided by operating activities was $56.1 million for the thirteen weeks ended March 30, 2017 and $19.2 million for the thirteen weeks ended March 31, 2016. The net cash provided by operating activities for the thirteen weeks ended March 30, 2017 was primarily the result of an increase in net income and improved working capital management with timing of inventory payments associated with Chinese New Year receipts in anticipation of factory closures. The net cash provided by operating activities for the thirteen weeks ended March 31, 2016 was primarily the result of an increase in net income and as well as timing of tax payments.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for new store openings, existing store remodels (including leasehold improvements, new racking, new fixtures, new vignettes and new design centers) and new infrastructure and information systems.

Capital expenditures were $19.8 million compared to $13.9 million for the thirteen weeks ended March 30, 2017 and March 31, 2016, respectively. The growth is primarily related to opening 12 new stores since March 31, 2016. For the thirteen weeks ended March 30, 2017, approximately 48% of capital expenditures was for new stores, 44% was for existing store remodel and distribution center investments, and the remainder was for information technology and e‑commerce investments. For the thirteen weeks ended March 31, 2016, approximately 51% of capital expenditures was for new stores, 29% was for existing store remodel and distribution center investments, and the remainder was for information technology and e‑commerce investments.

Net Cash Used In Financing Activities

Financing activities consist primarily of borrowings and related repayments under our credit agreements.

Net cash used in financing activities was $36.3 million for the thirteen weeks ended March 30, 2017 and $5.2 million for the thirteen weeks ended March 31, 2016. The net cash used in financing activities for the thirteen weeks ended March 30, 2017 was primarily driven by a net paydown on our ABL Facility of $35.5 million compared to a net paydown of the ABL Facility of $4.9 million for the thirteen weeks ended March 31, 2016.

Contractual Obligations

We enter into long-term obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. As of December 29, 2016, without giving effect to the IPO, our contractual cash obligations over the next several periods were as follows:

	Payments due by period
(in thousands)	Total	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Thereafter
Term loans	$350,000	$3,500	$3,500	$3,500	$4,375	$2,625	$332,500
Revolving loan	50,000	—	—	—	—	50,000	—
Estimated interest(1)	122,951	18,530	18,344	18,158	19,540	16,266	32,113
Operating leases(2)	717,537	63,340	71,913	73,580	71,598	67,875	369,231
Letters of credit	10,119	10,119	—	—	—	—	—
Purchase obligations(3)	157,384	157,384	—	—	—	—	—
Total	$1,407,991	$252,873	$93,757	$95,238	$95,513	$136,766	$733,844

(1) For purposes of this table, interest has been estimated based on interest rates in effect for our indebtedness as of December 29, 2016, and estimated borrowing levels in the future. Actual borrowing levels and interest costs may differ.

(2) We enter into operating leases during the normal course of business. Most lease arrangements provide us with the option to renew the leases at defined terms. The future operating lease obligations would change if we were to exercise these options, or if we were to enter into additional operating leases.

(3) Purchase obligations include all legally binding contracts such as firm commitments for inventory purchases, container commitments, software and license commitments and legally binding service contracts. Purchase orders that are not binding agreements are excluded from the table above.

There were no material changes to our contractual obligations outside the ordinary course of our business during the thirteen weeks ended March 30, 2017.

Off‑Balance Sheet Arrangements

For the thirteen weeks ended March 30, 2017, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources. We do not have any relationship with unconsolidated entities or financial partnerships for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect amounts reported in our consolidated financial statements and related notes, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. Management evaluates its accounting policies, estimates and judgments on an ongoing basis. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ under different assumptions and conditions, and such differences could be material to the consolidated financial statements.

Management evaluated the development and selection of its critical accounting policies and estimates and believes that the following involve a higher degree of judgment or complexity and are the most significant to reporting our results of operations and financial position, and are therefore discussed as critical. The following critical accounting policies reflect the significant estimates and judgments used in the preparation of our consolidated financial statements. With respect to critical accounting policies, even a relatively minor variance between actual and expected experience can potentially have a materially favorable or unfavorable impact on subsequent results of operations. More information on all of our significant account policies can be found in Note 1—Summary of Significant Accounting Policies to condensed consolidated financial statements included elsewhere in this Quarterly Report.

Revenue Recognition

Retail sales at our stores are recorded at the point of sale and are net of sales discounts and estimated returns. We recognize revenue and the related cost of sales when both collection or reasonable assurance of collection of payment and final delivery of the product have occurred. For orders placed through our website and shipped to our customers, we recognize revenue and the related cost of sales at the time we estimate the customer receives the merchandise, which is typically within a few days of shipment. In certain cases, we arrange and pay for freight to deliver products to our customers, and bill the customer for the estimated freight cost, which is included in net sales. Sales taxes collected are not recognized as revenue as these amounts are ultimately remitted to the appropriate taxing authorities.

We reserve for future returns of previously sold merchandise based on historical experience and various other assumptions that we believe to be reasonable. This reserve reduces sales and cost of sales, accordingly. Merchandise exchanges of similar product and price are not considered merchandise returns and, therefore, are excluded when calculating the sales returns reserve.

Gift Cards and Merchandise Credits

We sell gift cards to our customers in our stores and through our website and issue merchandise credits in our stores. We account for the programs by recognizing a liability at the time the gift card is sold or the merchandise credit is issued. The liability is relieved and revenue is recognized upon redemption. Prior to February 1, 2013, we recognized revenue on unredeemed gift cards based on the estimated rate of gift card breakage, which was applied over the period of estimated performance. Net sales related to the estimated breakage are included in net sales in the consolidated statement of income. On February 1, 2013, we entered into an agreement with an unrelated third-party who became the issuer of our gift cards going forward and also assumed the existing liability for unredeemed gift cards for which there were no currently existing claims under unclaimed property statutes. We are no longer the primary obligor for the third-party issued gift cards and are therefore not subject to claims under unclaimed property statutes, as the agreement effectively transfers the ownership of such unredeemed gift cards and the related future escheatment liability, if any, to the third-party. Accordingly, gift card breakage income of $166 thousand and $66 thousand was recognized in the thirteen weeks ended March 30, 2017 and March 31, 2016, respectively, for such unredeemed gift cards.

Inventory Valuation and Shrinkage

Inventories consist of merchandise held for sale and are stated at the lower of cost and net realizable value. When evidence exists that the net realizable value of inventory is lower than its cost, the difference is recorded in cost of sales in the consolidated statement of income as a loss in the period in which it occurs. We determine inventory costs using the weighted average cost method. We capitalize transportation, duties and other costs to get product to our retail locations. We provide provisions for losses related to shrinkage and other amounts that are otherwise not expected to be fully recoverable. These provisions are calculated based on historical shrinkage, selling price, margin and current business trends. The estimates have calculations that require management to make assumptions based on the current rate of sales, age, salability and profitability of inventory, historical percentages that can be affected by changes in our merchandising mix, customer preferences, rates of sell through and changes in actual shrinkage trends. We do not believe there is a reasonable likelihood that there will be a material change in the assumptions we use to calculate our inventory provisions. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to losses or gains that could be material.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Changes in tax laws and rates could affect recorded deferred tax assets and liabilities in the future. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in the period that includes the enactment date of such a change.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the associated temporary differences became deductible. On a quarterly basis, we evaluate whether it is more likely than not that our deferred tax assets will be realized in the future and conclude whether a valuation allowance must be established.

We include any estimated interest and penalties on tax-related matters in income taxes payable and income tax expense. Current guidance clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements and prescribes threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under the relevant authoritative literature, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50 percent likelihood of being sustained.

Goodwill and Other Indefinite-Lived Intangible Assets

We have identified each of the five geographic regions (the East, Northeast, Southeast, Central and West) of our operating segment as separate components and have determined that these components have similar economic characteristics and therefore should be aggregated into one reporting unit. We reached this conclusion based on the level of similarity of a number of quantitative and qualitative factors, including net sales, gross profit margin percentage, the manner in which we operate our business, the similarity of hard surface flooring products, operating procedures, marketing initiatives, store layout, employees, customers and methods of distribution, as well as the level of shared resources between the components.

We complete an impairment test of goodwill and other indefinite-lived intangible assets at least annually or more frequently if indicators of impairment are present. We obtain independent third-party valuation studies to assist us with determining the fair value of goodwill and indefinite-lived intangible assets. Our goodwill and other indefinite-lived intangible assets subject to impairment testing arose primarily as a result of our acquisition of F&D in November 2010.

We qualitatively assess goodwill to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying value. We also perform a two-step quantitative impairment test on goodwill. In the first step, we compare the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired, and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.

We estimate the fair value of our reporting unit using a combination of the income approach and the market approach. The income approach utilizes a discounted cash flow model incorporating management's expectations for future revenue, operating expenses, earnings before interest, taxes, depreciation and amortization, taxes and capital expenditures. We discount the related cash flow forecasts using our estimated weighted-average cost of capital at the date of valuation. The market approach utilizes comparative market multiples in the valuation estimate. Multiples are derived by relating the value of guideline companies in our industry and with similar growth prospects, based on either the market price of publicly traded shares or the prices of companies being acquired in the marketplace, to various measures of their earnings and cash flow. Such multiples are then applied to our historical and projected earnings and cash flow in developing the valuation estimate.

Preparation of forecasts and the selection of the discount rates involve significant judgments about expected future business performance and general market conditions. Significant changes in our forecasts, the discount rates selected or the weighting of the income and market approach could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period.

Based on the goodwill asset impairment analysis performed quantitatively on October 25, 2016, we determined that the fair value of our reporting unit is substantially in excess of the carrying value. No events or changes in circumstances have occurred since the date of our most recent annual impairment test to indicate that the fair value of a reporting unit would be less than its carrying amount.

We annually evaluate whether indefinite-lived assets continue to have an indefinite life or have impaired carrying values due to changes in the asset(s) or their related risks. The impairment review is performed by comparing the carrying value to the estimated fair value, determined using a discounted cash flow methodology. If the recorded carrying value of the indefinite-lived asset exceeds its estimated fair value, an impairment charge is recorded to write the asset down to its estimated fair value.

Our goodwill and other indefinite-lived intangible assets impairment loss calculations contain uncertainties because they require management to make significant judgments estimating the fair value of our reporting unit and indefinite-lived intangible assets, including the projection of future cash flows, assumptions about which market participants are the most comparable, the selection of discount rates and the weighting of the income and market approaches. These calculations contain uncertainties because they require management to make assumptions such as estimating economic factors and the profitability of future business operations and, if necessary, the fair value of a reporting unit's assets and liabilities among others. Further, our ability to realize the future cash flows used in our fair value calculations is affected by factors such as changes in economic conditions, changes in our operating performance and changes in our business strategies. Significant changes in any of the assumptions involved in calculating these estimates could affect the estimated fair value of our reporting unit and indefinite-lived intangible assets and could result in impairment charges in a future period.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use in our goodwill or other tests of impairment. Based on the results of our annual impairment tests for goodwill and other indefinite-lived intangible assets, no impairment was recorded. Based on this assessment, we believe that our goodwill and other indefinite-lived intangible assets are not at risk of impairment. However, if actual results are not consistent with our estimates or assumptions or there are significant changes in any of these estimates, projections or assumptions, it could have a material effect on the fair value of these assets in future measurement periods and result in an impairment, which could materially affect our results of operations.

Long-Lived Assets

Long-lived assets, such as fixed assets and intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset, a product recall or an adverse action by a regulator. If the sum of the estimated undiscounted future cash flows related to the asset is less than the asset's carrying value, we recognize a loss equal to the difference between the carrying value and the fair value, usually determined by the estimated discounted cash flow analysis of the asset.

Since there is typically no active market for our definite-lived intangible assets, we estimate fair values based on expected future cash flows at the time they are identified. We estimate future cash flows based on store-level historical results, current trends and operating and cash flow projections. We amortize these assets with finite lives over their estimated useful lives on a straight-line basis. This amortization methodology best matches the pattern of economic benefit that is expected from the definite-lived intangible assets. We evaluate the useful lives of its intangible assets on an annual basis.

Stock-Based Compensation

We account for employee stock options in accordance with relevant authoritative literature. Given the absence of a public trading market for our common stock prior to the IPO, the fair value of the common stock underlying our share-based awards was determined by our compensation committee, with input from management as well as valuation reports prepared by an unrelated nationally recognized third-party valuation specialist, in each case using the income and market valuation approach. We believe that our compensation committee has the relevant experience and expertise to determine the fair value of our common stock. In accordance with the American Institute of Certified Public Accountants Accounting and Valuation Guide: Valuation of Privately-Held-Company Equity Securities Issued as Compensation, our compensation committee exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of our common stock including:

•	valuations of our common stock performed by an unrelated nationally recognized third-party valuation specialist;
•	our historical and projected operating and financial results, including capital expenditures;
•	current business conditions and performance, including dispositions and discontinued operations;
•	present value of estimated future cash flows;
•	the market performance and financial results of comparable publicly-traded companies;
•	amounts of indebtedness;
•	industry or company-specific considerations;
•	likelihood of achieving a liquidity event, such as an initial public offering or a sale of the company;
•	lack of marketability of our common stock; and
•	the U.S. and global capital market conditions.

These estimates are not necessary to determine the fair value of new awards now that the underlying shares are trading publicly. Following our IPO, the fair value of our common stock is determined based on the quoted market price of our common stock.

Stock options are granted with exercise prices equal to or greater than the estimated fair market value on the date of grant as authorized by our board of directors or compensation committee. Options granted have vesting provisions ranging from three to five years. Stock option grants are generally subject to forfeiture if employment terminates prior to vesting. We have selected the Black-Scholes option pricing model for estimating the grant date fair value of stock option awards granted. We have considered the retirement and forfeiture provisions of the options and utilized our historical experience to estimate the expected life of the options. We base the risk-free interest rate on the yield of a zero coupon U.S. Treasury security with a maturity equal to the expected life of the option from the date of the grant. We estimate the volatility of the share price of our common stock by considering the historical volatility of the stock of similar public entities. We estimate the dividend yield to be zero as we do not intend to pay dividends in the future. In determining the appropriateness of the public entities included in the volatility assumption we considered a number of factors, including the entity's life cycle stage, growth profile, size, financial leverage and products offered. Stock-based compensation cost is measured at the grant date based on the value of the award, net of estimated forfeitures, and is recognized as expense over the requisite service period based on the number of years for which the requisite service is expected to be rendered.

Self-Insurance Reserves

We are partially self-insured for workers' compensation and general liability claims less than certain dollar amounts and maintains insurance coverage with individual and aggregate limits. We also have a basket aggregate limit to protect against losses exceeding $5.0 million (subject to adjustment and certain exclusions) for workers' compensation claims and general liability claims. Our liabilities represent estimates of the ultimate cost for claims incurred, including loss adjusting expenses, as of the balance sheet date. The estimated liabilities are not discounted and are established based upon analysis of historical data, actuarial estimates, regulatory requirements, an estimate of claims incurred but not yet reported and other relevant factors. The liabilities are reviewed by management utilizing third-party actuarial studies on a regular basis to ensure that they are appropriate. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity or frequency of claims, medical cost inflation or fluctuations in premiums, differ from our estimates, our results of operations could be impacted.

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." This standard simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. ASU No. 2017-04 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted after January 1, 2017. The amendments in this update should be applied using a prospective approach. The adoption of ASU No. 2017-04 is not expected to have a material impact on our Consolidated Financial Statements.

In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory." This standard update requires an entity to recognize the income tax consequences of intra-entity transfers of assets other than inventory when the transfer occurs. ASU No. 2016-16 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The amendments in this update should be applied using a modified retrospective approach. The adoption of ASU No. 2016-16 is not expected to have a material impact on our Consolidated Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." The standard update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The amendments in this update should be applied using a retrospective approach. The adoption of ASU No. 2016-15 is not expected to have a material impact on our Consolidated Statements of Cash Flows.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employees Share-Based Payment Accounting." The update is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. Depending on the amendment, methods used to apply the requirements of the update include modified retrospective, retrospective, and prospective. We elected to early adopt this standard during 2016. The adoption of this standard resulted in an immaterial modified retrospective adjustment on our consolidated balance sheet as of the beginning of fiscal 2016.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." ASU No. 2016-02 requires that lessees recognize lease assets and lease liabilities for all leases with greater than 12 month terms on the balance sheet. The guidance also requires disclosures about the amount, timing and uncertainty of cash flows arising from leases. This new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those years, with early adoption permitted. The standard must be applied using a modified retrospective approach. We are currently evaluating the impact that ASU No. 2016-02 will have on our Consolidated Financial Statements. When implemented, we believe the new standard will have a material impact on our consolidated balance sheet. We are currently evaluating the effect that implementation of this standard will have on our consolidated statements of income, cash flows, financial position and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." ASU No. 2015-11 provides new guidance for entities using first-in, first-out or average cost to simplify the subsequent measurement of inventory, which proposes that inventory should be measured at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance eliminates the option to subsequently measure inventory at replacement cost or net realizable value less an approximately normal profit margin. This new guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those years, with early adoption permitted. The amendments in this update should be applied prospectively. The adoption of ASU No. 2015-11 is not expected to have a material impact on our Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU No. 2014-09 provides new guidance related to the core principle that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services provided. In July 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date, and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. In March 2016, the FASB issued ASU No. 2016-08 "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," which clarifies the guidance in ASU No. 2014-09 and has the same effective date as the original standard. In April 2016, the FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing." In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The 2016 updates to the revenue recognition guidance relate to principal versus agent assessments, identifying performance obligations, the accounting for licenses, and certain narrow scope improvements and practical expedients. This new standard could impact the timing and amounts of revenue recognized. As we evaluate the impact of this standard, the more significant change relates to the timing of revenue recognized for certain transactions for which we allow customers to store their merchandise at the retail store for final delivery at a later date. We are continuing to evaluate the impact this standard, and related amendments and interpretive guidance, will have on our consolidated financial statements. We plan to adopt the new standard on a modified retrospective basis beginning the first day of fiscal 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We contract for production with third parties primarily in Asia and Europe. While substantially all of these contracts are stated in U.S. dollars, there can be no assurance that the cost for the future production of our products will not be affected by exchange rate fluctuations between the U.S. dollar and the local currencies of these contractors. Due to the number of currencies involved, we cannot quantify the potential impact of future currency fluctuations on net income (loss) in future years. To date, such exchange fluctuations have not had a material impact on our financial condition or results of operations.

Interest Rate Risk

Our operating results are subject to risk from interest rate fluctuations on our Credit Facilities, which carry variable interest rates. As of March 30, 2017, our outstanding variable rate debt aggregated approximately $363.6 million. Based on March 30, 2017 debt levels, an increase or decrease of 1% in the effective interest rate would cause an increase or decrease in interest cost of approximately $3.6 million over the next 12 months. To lessen our exposure to changes in interest rate risk, we entered into $205.0 million interest rate cap agreements in November 2016 with Bank of America and Wells Fargo that cap our LIBOR at 2.0% beginning in December 2016.

Impact of Inflation/Deflation

We do not believe that inflation has had a material impact on our net sales or operating results for the past three fiscal years. However, substantial increases in costs, including the price of raw materials, labor, energy and other inputs used in the production of our merchandise, could have a significant impact on our business and the industry in the future. Additionally, while deflation could positively impact our merchandise costs, it could have an adverse effect on our average unit retail price, resulting in lower net sales and operating results.

Item 4. Controls and Procedures

Internal Control over Financial Reporting

The process of improving our internal controls has required and will continue to require us to expend significant resources to design, implement and maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. There can be no assurance that any actions we take will be completely successful. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis. As part of this process, we may identify specific internal controls as being deficient.

We have begun documenting and testing internal control procedures in order to comply with the requirements of Section 404(a) of the Sarbanes‑Oxley Act. Section 404 requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent auditors addressing these assessments. We must comply with Section 404 no later than the time we file our annual report for fiscal 2018 with the SEC.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are engaged in various legal actions, claims and proceedings arising in the ordinary course of business, including claims related to products liabilities, intellectual property matters and employment related matters resulting from our business activities. As with most actions such as these, an estimation of any possible and/or ultimate liability cannot always be determined. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

On December 11, 2015, six plaintiffs filed a putative nationwide class action against the Company’s subsidiary, “F&D” in the United States District Court for the Northern District of Georgia, alleging that certain Chinese-manufactured laminate flooring products sold by F&D were falsely labeled as compliant with formaldehyde emissions standards established by California Air Resources Board (“CARB”). In June 2016, management believed a settlement of the case was both probable and estimable and accrued $14 million with respect to such case in the second quarter of fiscal 2016. During the third quarter of fiscal 2016, F&D reached an agreement with one of the manufacturers whose products were involved in the case to cover $3.5 million of the Company’s losses related to this lawsuit. The Company recorded the $3.5 million receivable as an offset to litigation settlement expenses. In September 2016, F&D entered into a classwide settlement to resolve the lawsuit. The settlement class was defined as all end users of Chinese-manufactured laminate flooring sold by F&D nationwide between January 1, 2012 and August 1, 2015. As part of the settlement, all settlement class members who did not exclude themselves from the settlement granted F&D a release of all claims arising out of or relating to their purchase of Chinese-manufactured laminate flooring from F&D, with the exception of personal injury claims. Seven members of the settlement class excluded themselves from the settlement. The settlement was granted final approval by the court on January 10, 2017 and did not involve an admission of liability by F&D. As of March 30, 2017, the Company does not believe that claims by the members excluded from the settlement class or any personal injury claims are reasonably possible to result in a material loss to the Company in excess of the amounts already accrued.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in the Prospectus. There have been no material changes to the risk factors disclosed in the Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following sets forth information regarding all unregistered securities sold during the thirteen weeks ended March 30, 2017 and gives effect to the Stock Split:

•

On January 27, 2017, Christopher Lesch exercised options to purchase (i) 8,045 shares of Class A common stock at an exercise price of $4.33 per share for an aggregate purchase price of $34,775, (ii) 2,574 shares of Class A common stock at an exercise price of $6.22 per share for an aggregate purchase price of $16,000 and (iii) 2,252 shares of Class A common stock at an exercise price of $9.33 per share for an aggregate purchase price of $21,000; and

•	On February 10, 2017, Michael P. Duchaine exercised options to purchase 3,861 shares of Class A common stock at an exercise price of $6.22 per share for an aggregate purchase price of $24,000.

Unless otherwise stated and except for the 321.820-for-one stock split of our common stock effected on April 24, 2017, the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act (or Regulation D promulgated thereunder) or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. We did not pay or give, directly or indirectly, any commission or other remuneration, including underwriting discounts or commissions, in connection with any of the issuances of securities listed above. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their employment or other relationship with us or through other access to information provided by us, to information about us. The sales of these securities were made without any general solicitation or advertising.

Use of Proceeds

On April 26, 2017, our registration statement on Form S-1 (File No. 333-216000) was declared effective by the SEC for the initial public offering of our common stock, pursuant to which we sold an aggregate of 10,147,025 shares of Common Stock pursuant to an underwriting agreement, dated April 26, 2017, at a price to the public of $21.00 per share, or an aggregate of approximately $213.1 million. Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., Credit Suisse Securities (USA) LLC, UBS Securities LLC, Goldman, Sachs & Co., Jefferies LLC, Piper Jaffray & Co. and Wells Fargo Securities, LLC acted as joint book-running managers for the offering. Houlihan Lokey Capital, Inc. acted as co-manager for the offering. All securities registered in connection with the registration statement have been sold pursuant to the underwriting agreement. On May 2, 2017, we closed the sale of such shares, resulting in net proceeds of approximately $192.0 million, after deducting the underwriting discount of $14.9 million and offering expenses of approximately $6.0 million payable by us.

During May 2017, we used the net proceeds of approximately $192.0 million from the offering to repay a portion of the borrowings outstanding under the Term Loan Facility, including accrued and unpaid interest. The partial paydown resulted in a loss on extinguishment of debt in the amount of approximately $5.4 million, which will be recognized in the second quarter of fiscal 2017. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus dated April 26, 2017 and filed with the SEC on April 28, 2017 pursuant to Rule 424(b) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description
3.1	Restated Certificate of Incorporation of Floor & Decor Holdings, Inc.(1)
3.2	Second Amended and Restated Bylaws of Floor & Decor Holdings, Inc.(1)
15	Letter from Ernst & Young LLP regarding unaudited interim financial information
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Prospectus of Floor & Decor Holdings, Inc., dated April 26, 2017 and filed with the SEC in accordance with Rule 424(b) of the Securities Act of 1933 on April 28, 2017(2)
101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1) Filed as an exhibit to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-216000) filed with the SEC on April 24, 2017, and incorporated herein by reference.

(2) Incorporated by reference to the Prospectus of Floor & Decor Holdings, Inc., dated April 26, 2017 and filed with the SEC in accordance with Rule 424(b) of the Securities Act of 1933 on April 28, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOOR & DECOR HOLDINGS, INC.

Dated: May 25, 2017	By:	/s/ Thomas V. Taylor
Thomas V. Taylor
Chief Executive Officer
(Principal Executive Officer)

Dated: May 25, 2017	By:	/s/ Trevor S. Lang
Trevor S. Lang
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Exhibit Description
3.1	Restated Certificate of Incorporation of Floor & Decor Holdings, Inc.(1)
3.2	Second Amended and Restated Bylaws of Floor & Decor Holdings, Inc.(1)
15	Letter from Ernst & Young LLP regarding unaudited interim financial information
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Prospectus of Floor & Decor Holdings, Inc., dated April 26, 2017 and filed with the SEC in accordance with Rule 424(b) of the Securities Act of 1933 on April 28, 2017(2)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1) Filed as an exhibit to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-216000) filed with the SEC on April 24, 2017, and incorporated herein by reference.

(2) Incorporated by reference to the Prospectus of Floor & Decor Holdings, Inc., dated April 26, 2017 and filed with the SEC in accordance with Rule 424(b) of the Securities Act of 1933 on April 28, 2017.