Form 10-Q
period 2017-06-29
Floor & Decor Holdings, Inc.
filed 2017-07-27
CIK 1507079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 26, 2017
Class A common stock, $0.001 par value	94,359,085

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Floor & Decor Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	As of	As of
	June 29,	December 29,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$386	$451
Income tax receivable	2,081	—
Receivables, net	38,500	34,533
Inventories, net	367,473	293,702
Prepaid expenses and other current assets	7,648	7,529
Total current assets	416,088	336,215
Fixed assets, net	183,649	150,471
Intangible assets, net	109,378	109,394
Goodwill	227,447	227,447
Other assets	7,658	7,639
Total long-term assets	528,132	494,951
Total assets	$944,220	$831,166
Liabilities and stockholders’ equity
Current liabilities:
Current portion of term loans	$3,500	$3,500
Trade accounts payable	243,584	158,466
Accrued expenses	53,828	61,505
Income taxes payable	—	5,787
Deferred revenue	21,519	14,456
Total current liabilities	322,431	243,714
Term loans	146,525	337,243
Revolving line of credit	31,800	50,000
Deferred rent	22,605	16,750
Deferred income tax liabilities, net	35,385	28,265
Tenant improvement allowances	23,682	20,319
Other liabilities	648	592
Total long-term liabilities	260,645	453,169
Total liabilities	583,076	696,883
Commitments and contingencies
Stockholders’ equity
Capital stock:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at June 29, 2017 and December 29, 2016	—	—
Common stock Class A, $0.001 par value; 450,000,000 shares authorized; 87,809,134 shares issued and outstanding at June 29, 2017 and 76,847,116 issued and outstanding at December 29, 2016	87	77
Common stock Class B, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at June 29, 2017 and 395,742 shares issued and outstanding at December 29, 2016	—	—
Common stock Class C, $0.001 par value; 30,000,000 shares authorized; 6,275,489 shares issued and outstanding June 29, 2017 and December 29, 2016	6	6
Additional paid-in capital	313,323	117,270
Accumulated other comprehensive income (loss), net	(590)	176
Retained earnings	48,318	16,754
Total stockholders’ equity	361,144	134,283
Total liabilities and stockholders’ equity	$944,220	$831,166

See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(In Thousands, Except Per Share Data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29,	June 30,	June 29,	June 30,
	2017	2016	2017	2016
Net sales	$344,047	$265,853	$651,343	$501,154
Cost of sales	201,819	156,201	383,644	297,605
Gross profit	142,228	109,652	267,699	203,549
Operating expenses:
Selling and store operating	85,650	66,787	166,401	128,836
General and administrative	19,518	15,610	37,399	30,180
Pre-opening	2,958	2,627	7,125	5,943
Litigation settlement	—	14,000	—	14,000
Total operating expenses	108,126	99,024	210,925	178,959
Operating income	34,102	10,628	56,774	24,590
Interest expense	3,353	2,475	8,767	4,961
Loss on early extinguishment of debt	5,442	153	5,442	153
Income before income taxes	25,307	8,000	42,565	19,476
Provision for income taxes	4,878	2,988	11,008	7,363
Net income	$20,429	$5,012	$31,557	$12,113
Basic earnings per share	$0.22	$0.06	$0.36	$0.15
Diluted earnings per share	$0.20	$0.06	$0.33	$0.14

See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(In Thousands)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29,	June 30,	June 29,	June 30,
	2017	2016	2017	2016
Net income	$20,429	$5,012	$31,557	$12,113
Other comprehensive loss—change in fair value of hedge instruments, net of tax	(484)	23	(766)	23
Total comprehensive income	$19,945	$5,035	$30,791	$12,136

See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Twenty-six Weeks Ended
	June 29,	June 30,
	2017	2016
Operating activities
Net income	$31,557	$12,113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,058	13,696
Loss on early extinguishment of debt	5,442	153
Loss on asset disposals	—	263
Amortization of tenant improvement allowances	(1,547)	(1,188)
Deferred income taxes	7,586	1,546
Stock based compensation expense	2,135	1,460
Changes in operating assets and liabilities:
Receivables, net	(3,967)	(535)
Inventories, net	(73,771)	(26,332)
Other assets	(1,643)	(1,303)
Trade accounts payable	85,118	20,330
Accrued expenses	(10,901)	16,597
Income taxes	(7,868)	(2,711)
Deferred revenue	7,063	3,707
Deferred rent	5,994	2,152
Tenant improvement allowances	3,124	3,283
Other	59	50
Net cash provided by operating activities	66,439	43,281
Investing activities
Purchases of fixed assets	(45,498)	(30,920)
Net cash used in investing activities	(45,498)	(30,920)
Financing activities
Borrowings on revolving line of credit	111,700	89,650
Payments on revolving line of credit	(129,900)	(113,050)
Proceeds from term loans	—	12,000
Payments on term loans	(195,750)	(733)
Debt issuance costs	(993)	(197)
Net proceeds from initial public offering	192,082	—
Proceeds from exercise of stock options	1,855	34
Net cash used in financing activities	(21,006)	(12,296)
Net (decrease) increase in cash and cash equivalents	(65)	65
Cash and cash equivalents, beginning of the period	451	318
Cash and cash equivalents, end of the period	$386	$383
Supplemental disclosures of cash flow information
Cash paid for interest	$11,682	$4,194
Cash paid for income taxes	$11,134	$8,692
Fixed assets accrued at the end of the period	$8,472	$8,459
Fixed assets acquired as part of lease - paid for by lessor	$1,786	$—

See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 29, 2017

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

As of June 29, 2017, the Company, through its wholly owned subsidiary, Floor and Decor Outlets of America, Inc. (“F&D”), operates 73 warehouse-format stores, which average 72,000 square feet, and one small-format standalone design center in 17 states, including Arizona, California, Colorado, Florida, Georgia, Illinois, Louisiana, Maryland, Nevada, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Texas, Virginia, and Utah, four distribution centers and an e-commerce site, FloorandDecor.com.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. The Condensed Consolidated Balance Sheet as of December 29, 2016 has been derived from the audited Consolidated Balance Sheet for the fiscal year then ended. The interim condensed consolidated financial statements should be read together with the audited consolidated financial statements and related footnote disclosures included in the Company’s final prospectus, dated July 20, 2017 and filed with the Securities and Exchange Commission (the “SEC”) in accordance with Rule 424(b) of the Securities Act of 1933 on July 20, 2017. Unless otherwise noted, all amounts disclosed are stated before consideration of income taxes. Unless indicated otherwise, the information in this quarterly report on Form 10-Q (the “Quarterly Report”) has been adjusted to give effect to a 321.820-for-one stock split of our common stock effected on April 24, 2017.

Management believes the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments considered necessary for a fair statement of results for the interim periods presented.

Results of operations for the thirteen weeks and  twenty-six weeks ended June 29, 2017 and June 30, 2016 are not necessarily indicative of the results to be expected for the full year.

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

Receivables

Receivables consist primarily of amounts due from credit card companies, receivables from vendors and tenant improvement allowances owed by landlords. The Company typically collects its credit card receivables within three to five business days of the underlying sale to the customer. The Company has agreements with a majority of its large merchandise vendors that allow for specified rebates based on purchasing volume. Generally, these agreements are on an annual basis, and the Company collects the rebates subsequent to its fiscal year end. Additionally, the Company has agreements with substantially all vendors that allow for the return of certain merchandise throughout the normal course of business. When inventory is identified to return to a vendor, it is removed from inventory and recorded as a receivable on the Condensed Consolidated Balance Sheet, and any variance between capitalized inventory cost associated with the return and the expected vendor reimbursement is expensed in Cost of sales in the Condensed Consolidated Statement of Income when the inventory is identified to be returned to the vendor. The Company reserves for estimated uncollected receivables based on historical trends, which historically have been immaterial. The allowance for doubtful accounts as of June 29, 2017 and December 29, 2016, was $481 thousand and $188 thousand, respectively.

Credit Program

Credit is offered to the Company's customers through a proprietary credit card underwritten by third-party financial institutions and at no recourse to the Company.

Inventory Valuation and Shrinkage

Inventories consist of merchandise held for sale and are stated at the lower of cost and net realizable value. When evidence exists that the net realizable value of inventory is lower than its cost, the difference is recorded in Cost of sales in the Condensed Consolidated Statement of Income as a loss in the period in which it occurs. The Company determines inventory costs using the weighted average cost method. The Company capitalizes transportation, duties and other costs to get product to its retail locations. The Company records reserves for estimated losses related to shrinkage and other amounts that are otherwise not expected to be fully recoverable. These reserves are calculated based on historical shrinkage, selling price, margin and current business trends. The estimates have calculations that require management to make assumptions based on the current rate of sales, age, salability and profitability of inventory, historical percentages that can be affected by changes in the Company's merchandising mix, customer preferences, and changes in actual shrinkage trends. These reserves totaled $2,809 thousand and $2,449 thousand as of June 29, 2017 and December 29, 2016, respectively.

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

Changes in (i) inflation rates and (ii) the estimated costs, timing and extent of future store closure activities each result in (a) a current adjustment to the recorded liability and related asset and (b) a change in the liability and asset amounts to be recorded prospectively. Any changes related to the assets are then recognized in accordance with our depreciation policy, which would generally result in depreciation expense being recognized prospectively over the shorter of the remaining lease term or estimated useful life.

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

We perform an assessment of the effectiveness of our derivative contracts designated as hedges, including assessing the possibility of counterparty default. If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings. We believe our derivative contracts, which consist of interest rate cap and swap contracts, will continue to be highly effective in offsetting changes in cash flow attributable to floating interest rate risk. We did not have any ineffectiveness in the twenty-six weeks ended June 29, 2017 and June 30, 2016 related to these instruments.

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

Gift Cards and Merchandise Credits

We sell gift cards to our customers in our stores and through our website and issue merchandise credits in our stores. We account for the programs by recognizing a liability at the time the gift card is sold or the merchandise credit is issued. The liability is relieved and revenue is recognized when the cards are redeemed. We have an agreement with an unrelated third-party who is the issuer of the Company's gift cards and also assumes the liability for unredeemed gift cards. The Company is not subject to claims under unclaimed property statutes, as the agreement effectively transfers the ownership of such unredeemed gift cards and the related future escheatment liability, if any, to the third-party. Gift card breakage is recognized based upon historical redemption patterns and represents the balance of gift cards for which the Company believes the likelihood of redemption by the customer is remote. Accordingly, in the twenty-six weeks ended June 29, 2017 and June 30, 2016, gift card breakage income of $348 thousand and $299 thousand, respectively was recognized in Net sales in the Condensed Consolidated Statements of Income, respectively, for such unredeemed gift cards.

Sales Returns and Allowances

The Company accrues for estimated sales returns based on historical sales return results. The allowance for sales returns at June 29, 2017 and December 29, 2016, was $6,892 thousand and $4,887 thousand, respectively.

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

Advertising

The Company expenses advertising costs as the advertising takes place. Advertising costs incurred during the twenty-six weeks ended June 29, 2017 and June 30, 2016, were $21,862 thousand and $17,200 thousand, respectively, and are included in Selling and store operating expenses and Pre-opening expenses in the Condensed Consolidated Statements of Income.

Pre-Opening Expenses

The Company accounts for non-capital operating expenditures incurred prior to opening a new store as "pre-opening" expenses in its Condensed Consolidated Statements of Income. The Company's pre-opening expenses begin on average three to six months in advance of a store opening or relocating due to, among other things, the amount of time it takes to prepare a store for its grand opening. Pre-opening expenses primarily include: advertising, rent, staff training, staff recruiting, utilities, personnel and equipment rental. A store is considered to be relocated if it is closed temporarily and re-opened within the same primary trade area. Pre-opening expenses for the twenty-six weeks ended June 29, 2017 and June 30, 2016, totaled $7,125 thousand, and $5,943 thousand, respectively.

Loss on Early Extinguishment of Debt

On May 2, 2017, the Company completed its initial public offering (“IPO”), pursuant to which it sold an aggregate of 10,147,025 shares of Class A common stock, par value $0.001 per share. The Company received aggregate net proceeds of approximately $192.0 million after deducting underwriting discounts and commissions and other offering expenses. The Company used net proceeds from the IPO of approximately $192.0 million to repay a portion of the amounts outstanding under the Term Loan Facility, including accrued and unpaid interest. The partial paydown resulted in a loss on extinguishment of debt in the amount of approximately $5.4 million.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU No. 2014-09 provides new guidance related to the core principle that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services provided. In July 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date, and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. In March 2016, the FASB issued ASU No. 2016-08 "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," which clarifies the guidance in ASU No. 2014-09 and has the same effective date as the original standard. In April 2016, the FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing." In May 2016, the FASB issued ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The 2016 updates to the revenue recognition guidance relate to principal versus agent assessments, identifying performance obligations, the accounting for licenses, and certain narrow scope improvements and practical expedients. This new standard could impact the timing and amounts of revenue recognized and the recognition of gift card breakage income.  Gift card breakage income is currently recognized based upon historical redemption patterns.  ASU No. 2014-09 requires gift card breakage income to be recognized in proportion to the pattern of rights exercised by the customer when the Company expects to be entitled to breakage. As the Company evaluates the impact of this standard, the more significant change relates to the timing of revenue recognized for certain transactions for which the Company allows customers to store their merchandise at the retail store for final delivery at a later date. The Company is continuing to evaluate the impact this standard, and related amendments and interpretive guidance, will have on its consolidated financial statements. The Company plans to adopt the new standard on a modified retrospective basis beginning December 29, 2017.

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

•	Level 1—Inputs that are quoted prices in active markets for identical assets or liabilities
•	Level 2—Inputs other than quoted prices in active markets for assets or liabilities that are either directly or indirectly observable
•	Level 3—Inputs that are non‑observable that reflect the reporting entity’s own assumptions

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

	As of
	June 29,
(in thousands)	2017	Level 1	Level 2	Level 3
Interest rate caps (cash flow hedges)	$1,218	$—	$1,218	$—

	As of
	December 29,
(in thousands)	2016	Level 1	Level 2	Level 3
Interest rate caps (cash flow hedges)	$2,473	$—	$2,473	$—

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

Hedge Position as of June 29, 2017:

			Final Maturity	Other
(in thousands)	Notional Balance		Date	Assets
Interest rate caps (cash flow hedges)	$205,000	U.S. dollars	December 2021	$1,218

Hedge Position as of December 29, 2016:

			Final Maturity	Other
(in thousands)	Notional Balance		Date	Assets
Interest rate caps (cash flow hedges)	$205,000	U.S. dollars	December 2021	$2,473
Interest rate swaps (cash flow hedges)	$17,500	U.S. dollars	January 2017	$—

Designated Hedge Gains (Losses)

Gains (losses) related to our designated hedge contracts are as follows:

	Effective Portion Reclassified		Effective Portion Recognized in
	From AOCI to Earnings		Other Comprehensive Loss
	Thirteen Weeks Ended
	June 29,	June 30,	June 29,	June 30,
(in thousands)	2017	2016	2017	2016
Interest rate caps (cash flow hedges)	$—	$—	$(484)	$—
Interest rate swaps (cash flow hedges)	$—	$—	$—	$23

	Effective Portion Reclassified		Effective Portion Recognized in
	From AOCI to Earnings		Other Comprehensive Loss
	Twenty-six Weeks Ended
	June 29,	June 30,	June 29,	June 30,
(in thousands)	2017	2016	2017	2016
Interest rate caps (cash flow hedges)	$—	$—	$(766)	$—
Interest rate swaps (cash flow hedges)	$—	$—	$—	$23

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

4. Debt

Repricing of Term Loan Facility

On March 31, 2017, the Company entered into a repricing amendment to the credit agreement governing its $350.0 million senior secured term loan facility maturing on September 30, 2023 (the "Term Loan Facility"). The amendment reduced the margins applicable to the term loan from 3.25% per annum (subject to a leverage-based step-down to 2.75%) to 2.50% per annum (subject to a leverage-based step-down to 2.00%) in the case of base rate loans, and from 4.25% per annum (subject to a leverage-based step-down to 3.75%) to 3.50% per annum (subject to a leverage-based step-down to 3.00%) in the case of LIBOR loans (subject to a 1.00% floor on LIBOR loans), provided that each of the leverage-based step-downs was contingent upon the consummation of the IPO. The amount and terms of the Term Loan Facility were otherwise unchanged.

Repayment of Debt with Proceeds from Initial Public Offering

On May 2, 2017, the Company completed its IPO, pursuant to which it sold an aggregate of 10,147,025 shares of Class A common stock, par value $0.001 per share (after giving effect to the underwriters’ exercise in full of their option to purchase additional shares) at a price of $21.00 per share. The Company received aggregate net proceeds of approximately $192.0 million after deducting underwriting discounts and commissions and other offering expenses.

The Company used net proceeds from the IPO of approximately $192.0 million to repay a portion of the amounts outstanding under the Term Loan Facility, including accrued and unpaid interest. The partial paydown resulted in a loss on extinguishment of debt in the amount of approximately $5.4 million.

Fair Value of Debt

Market risk associated with our fixed and variable rate long‑term debt relates to the potential change in fair value and negative impact to future earnings, respectively, from a change in interest rates. The aggregate fair value of debt is based primarily on our estimates of interest rates, maturities, credit risk, and underlying collateral and is classified as Level 3 within the fair value hierarchy. At June 29, 2017 and December 29, 2016, the fair values of the Company’s debt were as follows:

	June 29,	December 29,
(in thousands)	2017	2016
Total debt at par value	$186,050	$400,000
Less: unamortized discount and debt issuance costs	4,225	9,257
Net carrying amount	$181,825	$390,743
Fair value	$186,436	$400,000

5. Income Taxes

Income Taxes

The Company’s effective income tax rates were 25.9% and 37.8% for the twenty-six weeks ended June 29, 2017 and June 30, 2016, respectively. The lower effective rate for the twenty-six weeks ended June 29, 2017 was primarily due to the recognition of excess tax benefits related to options exercised after the adoption of ASU 2016-09. See Note 1 to the consolidated financial statements included herein for more information regarding ASU 2016-09.

6. Commitments and Contingencies

Lease Commitments

The Company leases its corporate office, retail locations and distribution centers through F&D, under long‑term operating lease agreements that expire in various years through 2038. Additionally, certain equipment is leased under short‑term operating leases.

Certain lease agreements include escalating rents over the lease terms. The Company expenses rent on a straight‑line basis over the life of the lease, which commences on the date the Company has the right to control the property. The cumulative expense recognized on a straight‑line basis in excess of the cumulative payments is included in deferred rent in the accompanying balance sheets. Future minimum lease payments under non‑cancelable operating leases (with initial or remaining lease terms in excess of one year) as of June 29, 2017, were:

(in thousands)	Amount
Twenty-six weeks ended December 28, 2017	$34,290
2018	81,299
2019	85,127
2020	82,671
2021	78,664
Thereafter	467,735
Total minimum lease payments	$829,786

Lease expense for the twenty-six weeks ended June 29, 2017 and June 30, 2016 was approximately $33,905 thousand and $25,210 thousand, respectively.

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

During the twenty-six weeks ended June 29, 2017, F&D received final approval for a classwide settlement to resolve a class action lawsuit related to certain labeling of F&D’s products. The final amounts paid did not materially differ from our estimated losses previously accrued.

7. Earnings Per Share

Net Income per Common Share

We calculate basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effect of stock options. The following table shows the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29,	June 30,	June 29,	June 30,
(in thousands, except share and per share data)	2017	2016	2017	2016
Net income	$20,429	$5,012	$31,557	$12,113
Basic weighted average shares outstanding	90,861,205	83,385,114	87,195,269	83,380,338
Dilutive effect of share based awards	9,057,744	4,513,075	7,705,158	4,954,712
Diluted weighted average shares outstanding	99,918,949	87,898,189	94,900,427	88,335,050
Basic earnings per share	$0.22	$0.06	$0.36	$0.15
Diluted earnings per share	$0.20	$0.06	$0.33	$0.14

The following awards have been excluded from the computation of dilutive effect of share based awards because the effect would be anti‑dilutive:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29,	June 30,	June 29,	June 30,
	2017	2016	2017	2016
Stock Options	892,356	1,714,986	452,697	2,250,726

8. Stock‑Based Compensation

Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan

On April 13, 2017, the board of directors of the Company approved the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan (the “2017 Plan”), which was subsequently approved by the Company’s stockholders. The 2017 Plan authorizes the Company to grant options and restricted stock awards to eligible employees, consultants and non-employee directors up to an aggregate of 5,000,000 shares of Class A common stock.  In connection with the IPO, the Company granted options to purchase an aggregate of 1,254,465 shares of our Class A common stock to certain of our eligible employees and 15,475 shares of restricted stock to certain of our non-employee directors, in each case pursuant to the 2017 Plan and based on the public offering price of $21.00 per share.

The following table summarizes share activity related to stock options during the twenty-six weeks ended June 29, 2017.

Stock Options
Outstanding at December 29, 2016	11,979,111
Granted	1,254,465
Exercised	(403,783)
Forfeited or expired	(142,252)
Outstanding at June 29, 2017	12,687,541

9. Subsequent Events

Secondary Offering

On July 25, certain of the Company’s stockholders completed a secondary public offering (the “Secondary Offering”) of an aggregate of 10,718,550 shares of common stock at a price to the public of $40.00 per share. The underwriters also have the option to exercise their option to purchase an additional 1,607,782 shares of common stock at the public offering price less the underwriting discounts and commissions. The Company did not sell any shares in the Secondary Offering and did not receive any proceeds from the sales of shares by the selling stockholders.

Class C Common Stock Conversion

On July 26, 2017, all of the Class C common stock outstanding shares, upon the election of holders of such shares of Class C common stock, were converted to Class A common stock.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Floor & Decor Holdings, Inc. and Subsidiaries

We have reviewed the condensed consolidated balance sheet of Floor & Decor Holdings, Inc. and Subsidiaries (the Company) as of June 29, 2017, and the related condensed consolidated statements of income and comprehensive income for the thirteen weeks and twenty-six weeks ended June 29, 2017 and June 30, 2016 and the condensed consolidated statements of cash flows for the twenty-six weeks ended June 29, 2017 and June 30, 2016. These financial statements are the responsibility of the Company’s management.

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

July 27, 2017

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of Floor & Decor Holdings, Inc. and Subsidiaries included in Item 1 of this Quarterly Report and with our audited financial statements and the related notes included in our final prospectus, dated April 26, 2017 and filed with the SEC in accordance with Rule 424(b) of the Securities Act of 1933 on April 28, 2017 (the “Prospectus”). As used in this Quarterly Report, except where the context otherwise requires or where otherwise indicated, the terms “Company,” “we,” “our” or “us” refer to Floor & Decor Holdings, Inc. and its subsidiaries.

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

The forward-looking statements contained in this Quarterly Report are only predictions. Although we believe that the expectations reflected in the forward-looking statements in this Quarterly Report are reasonable, we cannot guarantee future events, results, performance or achievements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements in this Quarterly Report, including, without limitation, those factors described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I and Item 1A, “Risk Factors” of Part II. Some of the key factors that could cause actual results to differ from our expectations include the following:

•	an overall decline in the health of the economy, the hard surface flooring industry, consumer spending and the housing market;
•	any disruption in our distribution capabilities resulting from our inability to operate our distribution centers going forward;
•	competition from other stores and internet-based competition;
•	our failure to execute our business strategy effectively and deliver value to our customers;
•	our inability to manage our growth;
•	our inability to manage costs and risks relating to new store openings;
•	our dependence on foreign imports for the products we sell;
•	our inability to find, train and retain key personnel;
•	violations of laws and regulations applicable to us or our suppliers;
•	our failure to adequately protect against security breaches involving our information technology systems and customer information;
•	our failure to successfully anticipate consumer preferences and demand;
•	our inability to find available locations for our stores or our store support center on terms acceptable to us;
•	our inability to obtain merchandise on a timely basis at prices acceptable to us;

•	suppliers may sell similar or identical products to our competitors;
•	our inability to maintain sufficient levels of cash flow to meet growth expectations;
•	our inability to manage our inventory obsolescence, shrinkage and damage;
•	fluctuations in material and energy costs;
•	our vulnerability to natural disasters and other unexpected events; and
•	restrictions imposed by our indebtedness on our current and future operations.

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

Overview

Founded in 2000, the Company is a high-growth, differentiated, multi-channel specialty retailer of hard surface flooring and related accessories with 73 warehouse-format stores across 17 states as of June 29, 2017. We believe that we offer the industry's broadest in-stock assortment of tile, wood, laminate and natural stone flooring along with decorative and installation accessories at everyday low prices. We appeal to a variety of customers, including Pro, DIY and BIY. Our Pro customers are loyal, shop often and help promote our brand. The combination of our category and product breadth, low prices, in-stock inventory in project-ready quantities, proprietary credit offerings, free storage options and dedicated customer service positions us to gain share in the attractive Pro customer segment. We believe our DIY customers spend significant time planning their projects while conducting extensive research in advance. We provide our customers with the education and inspiration they need before making a purchase through our differentiated online and in-store experience.

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

We operate on a 52- or 53-week fiscal year ending on the Thursday on or preceding December 31. The following discussion contains references to the first thirteen and twenty-six weeks of fiscal 2017 and fiscal 2016, which ended on June 29, 2017 and June 30, 2016, respectively.

During the thirteen weeks ended June 29, 2017, we continued to make long-term key strategic investments, including:

•	opened one new warehouse-format store during the thirteen weeks ended June 29, 2017 ending with 73 warehouse-format stores;
•	invested in our connected customer and Pro customer personnel and technology;
•	increased proprietary credit offerings;
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

We believe that our compelling business model, plus the projected growth of the large and highly fragmented $10 billion hard surface flooring market (in manufacturers' dollars, an estimated $17 billion after the retail markup), provides us with an opportunity to significantly expand our store base in the U.S. from 73 warehouse-format stores as of June 29, 2017 to approximately 400 stores nationwide within the next 15 years based on our internal research with respect to housing density, demographic data, competitor concentration and other variables in both new and existing markets. Over the next several years, we plan to grow our store base by approximately 20% per year. Our ability to open profitable new stores depends on many factors, including the successful selection of new markets and store locations, our ability to negotiate leases on acceptable terms and our ability to attract highly qualified managers and staff. A number of important factors could cause actual results to differ materially from those described herein, including, without limitation, those factors described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I and Item 1A, “Risk Factors” of Part II.

Executive Summary

We opened one new warehouse-format store during the thirteen weeks ended June 29, 2017, and have opened 10 new warehouse-format stores since June 30, 2016, which was a 15.9% unit growth. For the thirteen weeks ended June 29, 2017, we had comparable store sales growth of 14.7%. Net sales growth of 29.4% from $265.9 million to $344.0 million for the thirteen weeks ended June 30, 2016 and June 29, 2017, respectively. Net income growth of 307.6% from $5.0 million to $20.4 million for the thirteen weeks ended June 30, 2016 and June 29, 2017, respectively.

Recent Developments

Secondary Offering

On July 25, certain of the Company’s stockholders completed a secondary public offering (the “Secondary Offering”) of an aggregate of 10,718,550 shares of common stock at a price to the public of $40.00 per share. The underwriters also have the option to exercise their option to purchase an additional 1,607,782 shares of common stock at the public offering price less the underwriting discounts and commissions. The Company did not sell any shares in the Secondary Offering and did not receive any proceeds from the sales of shares by the selling stockholders.

Class C Common Stock Conversion

On July 26, 2017, all of the Class C common stock outstanding shares, upon the election of holders of such shares of Class C common stock, were converted to Class A common stock.

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

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated, in dollars and as a percentage of net sales:

	Thirteen Weeks Ended
	6/29/2017		6/30/2016
(in thousands)	Actual	% of Sales	Actual	% of Sales	% Increase
Net sales	$344,047	100.0%	$265,853	100.0%	29.4%
Cost of sales	201,819	58.7	156,201	58.8	29.2
Gross profit	142,228	41.3	109,652	41.2	29.7
Selling & store operating expenses	85,650	24.9	66,787	25.1	28.2
General & administrative expenses	19,518	5.6	15,610	5.8	25.0
Pre-opening expenses	2,958	0.9	2,627	1.0	12.6
Litigation settlement	—	—	14,000	5.3	(100.0)
Operating income	34,102	9.9	10,628	4.0	220.9
Interest expense	3,353	1.0	2,475	0.9	35.5
Loss on early extinguishment of debt	5,442	1.5	153	0.1	NM
Income before income taxes	25,307	7.4	8,000	3.0	216.3
Provision for income taxes	4,878	1.5	2,988	1.1	63.3
Net income	$20,429	5.9%	$5,012	1.9%	307.6%

	Twenty-Six Weeks Ended
	6/29/2017		6/30/2016
(in thousands)	Actual	% of Sales	Actual	% of Sales	% Increase
Net sales	$651,343	100.0%	$501,154	100.0%	30.0%
Cost of sales	383,644	58.9	297,605	59.4	28.9
Gross profit	267,699	41.1	203,549	40.6	31.5
Selling & store operating expenses	166,401	25.5	128,836	25.7	29.2
General & administrative expenses	37,399	5.8	30,180	6.0	23.9
Pre-opening expenses	7,125	1.1	5,943	1.2	19.9
Litigation settlement	—	—	14,000	2.8	(100.0)
Operating income	56,774	8.7	24,590	4.9	130.9
Interest expense	8,767	1.4	4,961	1.0	76.7
Loss on early extinguishment of debt	5,442	0.8	153	—	NM
Income before income taxes	42,565	6.5	19,476	3.9	118.6
Provision for income taxes	11,008	1.7	7,363	1.5	49.5
Net income	$31,557	4.8%	$12,113	2.4%	160.5%
NM – Not meaningful

Selected Financial Information

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	6/29/2017	6/30/2016	6/29/2017	6/30/2016
Comparable stores sales	14.7%	22.6%	13.8%	22.5%
Comparable average ticket	1.1%	4.8%	0.2%	4.7%
Comparable customer transactions	13.4%	16.4%	13.7%	16.6%
Number of stores(1)	73	63	73	63
Adjusted EBITDA (in thousands)(2)	$43,681	$31,992	$75,578	$52,093
Adjusted EBITDA margin	12.7%	12.0%	11.6%	10.4%

(1)Excludes one small 5,500 square foot design center.

(2)Adjusted EBITDA is a non-GAAP financial measure. See “Non-GAAP Financial Measures” for additional information and a reconciliation to the most comparable GAAP measure.

Net Sales

Net sales during the thirteen weeks ended June 29, 2017 increased $78.2 million, or 29.4%, compared to the corresponding prior year period. We experienced comparable store sales increases in five of six of our product categories during the period, driven by increases in laminate/luxury vinyl plank, decorative accessories, and installation that were at or above our Company average for the thirteen weeks ended June 29, 2017. Our comparable store sales increased 14.7%, or $39.1 million, while our non‑comparable store sales contributed $39.1 million in net sales. The increase in comparable store sales was driven by a 13.4% increase in comparable customer transactions and to a lesser extent a 1.1% increase in comparable average ticket growth. Comparable customer transactions and average ticket are measured at the time of sale, which may be slightly different than our reported sales due to timing of when final delivery of the product has occurred. We believe the increase in net sales and customer transactions is due to the execution of our key strategic investments. Non‑comparable store sales were driven by the opening of 10 new stores since June 30, 2016.

Net sales during the twenty-six weeks ended June 29, 2017 increased $150.2 million, or 30.0%, compared to the corresponding prior year period. We experienced comparable store sales increases in five of six of our product categories during the period, driven by increases in laminate/luxury vinyl plank, decorative accessories, and installation materials and tools that were above our Company average for the twenty-six weeks ended June 29, 2017. Our comparable store sales increased 13.8%, or $69.1 million, while our non‑comparable store sales contributed $81.1 million in net sales. The increase in comparable store sales was driven by a 13.7% increase in comparable customer transactions and to a lesser extent a 0.2% increase in comparable average ticket growth.

Gross Profit and Gross Margin

Gross profit during the thirteen weeks ended June 29, 2017 increased $32.6 million, or 29.7%, compared to the corresponding prior year period. This increase in gross profit was primarily the result of increased sales volume. Gross margin for the thirteen weeks ended June 29, 2017 increased approximately 10 basis points compared to the thirteen weeks ended June 30, 2016. This increase was primarily driven by an increase of approximately 30 basis points driven primarily by a shift in product mix to products that carry a higher gross margin.  In addition, during the thirteen weeks ended June 29, 2016 we experienced increased gross margins in a majority of our product categories compared to the same period in fiscal 2016 due to lower capitalized freight costs and continuing to invest in high quality products that carry higher gross margins. Gross margin also increased 10 basis points due to lower inventory shrinkage and damage, offset by 30 basis points of higher distribution center costs and supply chain costs due to increased volumes of inventory to support sales growth as well as increased distribution center capacity.

Gross profit during the twenty-six weeks ended June 29, 2017 increased $64.2 million, or 31.5%, compared to the corresponding prior year period. This increase in gross profit was primarily the result of increased sales volume. Gross margin for the twenty-six weeks ended June 29, 2017 increased approximately 50 basis points compared to the twenty-six weeks ended June 30, 2016. This increase was primarily driven by an increase of approximately 100 basis points due to a shift in product mix to products that carry a higher gross margin and lower capitalized freight costs, partially offset by a decrease of approximately 50 basis points due to higher distribution center costs and supply chain costs.  The higher distribution center costs and supply chain costs as a percent of sales is related to increased volumes of inventory to support sales growth and to relocate and expand our West Coast distribution center from Carson, California to Moreno Valley, California.

Selling and Store Operating Expenses

Selling and store operating expenses increased $18.9 million, or 28.2% for the thirteen weeks ended June 29, 2017, due primarily to the addition of 10 new stores since June 30, 2016, and to a lesser extent increased personnel and advertising expenses.  As a percentage of net sales, our selling and store operating expenses decreased approximately 20 basis points to 24.9%. Our comparable store selling and store operating expenses decreased by approximately 110 basis points as a percentage of comparable store sales as we leveraged occupancy, personnel and incentive compensation expenses on higher net sales. Our new stores have lower net sales and higher store operating expenses as a percent of net sales than our total store average.

Selling and store operating expenses increased $37.6 million, or 29.2% for the twenty-six weeks ended June 29, 2017, due primarily to the addition of 10 new stores since June 30, 2016, and to a lesser extent increased personnel and occupancy expenses. As a percentage of net sales, our selling and store operating expenses decreased approximately 20 basis points to 25.5%. Our comparable store selling and store operating expenses decreased by approximately 110 basis points as a percentage of comparable store sales as we leveraged occupancy, incentive compensation and advertising expenses on higher net sales, which contributed in part to an increase in comparable store sales of 13.8%.

General and Administrative Expenses

General and administrative expenses, which are typically expenses incurred outside of our stores, increased $3.9 million, or 25.0% during the thirteen weeks ended June 29, 2017, due to investments in personnel for our regional and store support functions to support our store growth and higher incentive compensation. Our general and administrative expenses as a percentage of net sales decreased by approximately 20 basis points primarily due to leveraging our expenses over increasing net sales.

General and administrative expenses, which are typically expenses incurred outside of our stores, increased $7.2 million, or 23.9% during the twenty-six weeks ended June 29, 2017, due to investments in personnel for our regional and store support functions to support our store growth, higher occupancy cost as well as higher legal and consulting costs as a result of indirect costs associated with our IPO. Our general and administrative expenses as a percentage of net sales decreased by approximately 30 basis points primarily due to leveraging our expenses over increasing net sales.

Pre‑Opening Expenses

Pre-opening expenses increased $0.3 million, or 12.6%. The increase is primarily due to a greater number of new stores opened or planned to be opened for which pre-opening expenses were incurred during the thirteen weeks ended June 29, 2017 compared to thirteen weeks ended June 30, 2016. During the thirteen weeks ended June 29, 2017, we opened one store and incurred costs for six additional stores planned to open, compared to opening three stores and incurring costs for three additional stores that opened later in 2016 during the thirteen weeks ended June 30, 2016.

Pre-opening expenses increased $1.2 million, or 19.9%. The increase is primarily due to a greater number of new stores opened or planned to be opened for which pre-opening expenses were incurred during the twenty-six weeks ended June 29, 2017 compared to twenty-six weeks ended June 30, 2016. During the twenty-six weeks ended June 29, 2017, we opened four stores, as well as relocated one store, and incurred costs for seven additional stores planned to open, compared to opening six stores and incurring costs for five additional stores that opened later in 2016 during the twenty-six weeks ended June 30, 2016.

Interest Expense

Interest expense for the thirteen weeks ended June 29, 2017 increased $0.9 million compared to the thirteen weeks ended June 30, 2016. The increase in interest expense was primarily due to our average total debt increasing to $274.2 million for the thirteen weeks ended June 29, 2017 compared to $170.7 million in the same period in fiscal 2016, partially offset by a lower effective interest rate of 4.9% compared to 5.8% for the thirteen weeks ended June 29, 2017 and June 30, 2016, respectively.

Interest expense for the twenty-six weeks ended June 29, 2017 increased $3.8 million compared to the twenty-six weeks ended June 30, 2016. The increase in interest expense was primarily due to our average total debt increasing to $324.2 million for the twenty-six weeks ended June 29, 2017 compared to $176.0 million in the same period in fiscal 2016. The increase in average total debt was due to paying a special dividend of $202.5 million, making related cash payments of $22.5 million in respect of certain options to purchase our common stock and refinancing our debt in the fiscal fourth quarter of 2016, partially offset by paying down a portion of our debt with our net IPO proceeds.  The effective interest rate was flat for the twenty-six weeks ended June 29, 2017 and June 30, 2016, respectively.

Taxes

The provision for income taxes increased $1.9 million, or 63.3% for the thirteen weeks ended June 29, 2017 compared to the same period in fiscal 2016.  The effective tax rate was 19.3% compared to 37.4% for the thirteen weeks ended June 29, 2017 and June 30, 2016, respectively. The provision for income taxes increased $3.6 million, or 49.5% for the twenty-six weeks ended June 29, 2017 compared to the same period in fiscal 2016.  The effective tax rate was 25.9% compared to 37.8% for the twenty-six weeks ended June 29, 2017 and June 30, 2016, respectively. The increase in the provision for income taxes is attributable to the increase in income before income taxes. The decrease in the effective tax rate was primarily due to the recognition of excess tax benefits related to options exercised after the adoption of ASU 2016-09 and to a lessor effect due to lower state income taxes due to changes in our corporate structure.

Liquidity and Capital Resources

Liquidity is provided primarily by our cash flows from operations and our $200 million asset-backed revolving credit facility (the “ABL Facility”). As of June 29, 2017, we had $156.1 million in unrestricted liquidity, consisting of $0.4 million in cash and cash equivalents and $155.7 million immediately available for borrowing under the ABL Facility without violating any covenants thereunder.

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

The Term Loan Facility has no financial maintenance covenants. As of June 29, 2017, we were in compliance in all material respects with the covenants of the Credit Facilities and no Event of Default (as defined in the credit agreements governing our Credit Facilities) had occurred.

Total capital expenditures in fiscal 2017 are planned to be between approximately $100 million to $104 million and will be funded primarily by cash generated from operations. We intend to make the following capital expenditures in fiscal 2017:

•	Open 14 stores and start construction on stores opening in early 2018 using approximately $53 million to $54 million of cash;
•	Invest in existing store remodeling projects and our distribution centers using approximately $33 million to $35 million of cash; and
•	Invest in information technology infrastructure, e-commerce and other store support center initiatives using approximately $14 million to $15 million of cash.

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

Cash Flow Analysis

A summary of our operating, investing and financing activities are shown in the following table:

	Twenty-six Weeks Ended
(in thousands)	6/29/2017	6/30/2016
Net cash provided by operating activities	$66,439	$43,281
Net cash used in investing activities	(45,498)	(30,920)
Net cash used in financing activities	(21,006)	(12,296)
(Decrease) increase in cash and cash equivalents	$(65)	$65

Net Cash Provided By Operating Activities

Cash from operating activities consists primarily of net income adjusted for non‑cash items, including depreciation and amortization, stock‑based compensation, deferred taxes and the effects of changes in operating assets and liabilities.

Net cash provided by operating activities was $66.4 million for the twenty-six weeks ended June 29, 2017 and $43.3 million for the twenty-six weeks ended June 30, 2016. The net cash provided by operating activities for the twenty-six weeks ended June 29, 2017 was primarily the result of an increase in net income and adjustments to net income driven by depreciation related to capital expenditures from prior periods and improved working capital management driven by an increase in deferred revenue. The net cash provided by operating activities for the twenty-six weeks ended June 30, 2016 was primarily the result of an increase in net income and to a lesser extent improved working capital management with timing of inventory payments associated with receipts.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for new store openings, existing store remodels (including leasehold improvements, new racking, new fixtures, new vignettes and new design centers) and new infrastructure and information systems.

Capital expenditures were $45.5 million compared to $30.9 million for the twenty-six weeks ended June 29, 2017 and June 30, 2016, respectively. The growth is primarily related to opening 10 new stores since June 30, 2016. For the twenty-six weeks ended June 30, 2017, approximately 57% of capital expenditures was for new stores, 30% was for existing store remodel and distribution center investments, and the remainder was for information technology and e‑commerce investments. For the twenty-six weeks ended June 30, 2016, approximately 52% of capital expenditures was for new stores, 31% was for existing store remodel and distribution center investments, and the remainder was for information technology and e‑commerce investments.

Net Cash Used In Financing Activities

Financing activities consist primarily of borrowings and related repayments under our credit agreements.

Net cash used in financing activities was $21.0 million for the twenty-six weeks ended June 29, 2017 and $12.3 million for the twenty-six weeks ended June 30, 2016. The net cash used in financing activities for the twenty-six weeks ended June 29, 2017 was primarily driven by a net paydown on our ABL Facility of $18.2 million compared to a net paydown of the ABL Facility of $23.4 million, offset by a $12.0 million increase of our Term Loan Facility for the twenty-six weeks ended June 30, 2016. During the twenty-six weeks ended June 29, 2017, we received aggregate net proceeds of approximately $192.0 million in connection with the IPO, after deducting underwriting discounts and commissions and other offering expenses, and used the net proceeds of approximately $192.0 million to repay a portion of the amounts outstanding under the Term Loan Facility. Additionally, during the twenty-six weeks ended June 29, 2017, we utilized $2.0 million of cash from operations to repay a portion of the amounts outstanding under the Term Loan Facility.

Contractual Obligations

The Company used net proceeds from the IPO of approximately $192.0 million to repay a portion of the amounts outstanding under the Term Loan Facility, including accrued and unpaid interest. See “Loss on Early Extinguishment of Debt” above.

Other than the repayment of a portion of the amounts outstanding under the Term Loan Facility, there were no material changes to our contractual obligations outside the ordinary course of our business during the twenty-six weeks ended June 29, 2017.

Off‑Balance Sheet Arrangements

For the twenty-six weeks ended June 29, 2017, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources. We do not have any relationship with unconsolidated entities or financial partnerships for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.

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

Gift Cards and Merchandise Credits

We sell gift cards to our customers in our stores and through our website and issue merchandise credits in our stores. We account for the programs by recognizing a liability at the time the gift card is sold or the merchandise credit is issued. The liability is relieved and revenue is recognized upon redemption. Prior to February 1, 2013, we recognized revenue on unredeemed gift cards based on the estimated rate of gift card breakage, which was applied over the period of estimated performance. Net sales related to the estimated breakage are included in net sales in the consolidated statement of income. On February 1, 2013, we entered into an agreement with an unrelated third-party who became the issuer of our gift cards going forward and also assumed the existing liability for unredeemed gift cards for which there were no currently existing claims under unclaimed property statutes. We are no longer the primary obligor for the third-party issued gift cards and are therefore not subject to claims under unclaimed property statutes, as the agreement effectively transfers the ownership of such unredeemed gift cards and the related future escheatment liability, if any, to the third-party. Accordingly, gift card breakage income of $348 thousand and $299 thousand was recognized in the twenty-six weeks ended June 29, 2017 and June 30, 2016, respectively, for such unredeemed gift cards.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU No. 2014-09 provides new guidance related to the core principle that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services provided. In July 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date, and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. In March 2016, the FASB issued ASU No. 2016-08 "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," which clarifies the guidance in ASU No. 2014-09 and has the same effective date as the original standard. In April 2016, the FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing." In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The 2016 updates to the revenue recognition guidance relate to principal versus agent assessments, identifying performance obligations, the accounting for licenses, and certain narrow scope improvements and practical expedients. This new standard could impact the timing and amounts of revenue recognized and the recognition of gift card breakage income. Gift card breakage income is currently recognized based upon historical redemption patterns.  ASU No. 2014-09 requires gift card breakage income to be recognized in proportion to the pattern of rights exercised by the customer when the Company expects to be entitled to breakage. As we evaluate the impact of this standard, the more significant change relates to the timing of revenue recognized for certain transactions for which we allow customers to store their merchandise at the retail store for final delivery at a later date. We are continuing to evaluate the impact this standard, and related amendments and interpretive guidance, will have on our consolidated financial statements. We plan to adopt the new standard on a modified retrospective basis beginning the first day of fiscal 2018.

Non-GAAP Financial Measures

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

The reconciliations of net income to Adjusted EBITDA for the periods noted below are set forth in the table as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands)	6/29/2017	6/30/2016	6/29/2017	6/30/2016
Net income	$20,429	$5,012	$31,557	$12,113
Depreciation and amortization(1)	8,026	6,447	15,794	11,784
Interest expense	3,353	2,475	8,767	4,961
Loss on early extinguishment of debt(2)	5,442	153	5,442	153
Income tax expense	4,878	2,988	11,008	7,363
EBITDA	42,128	17,075	72,568	36,374
Stock compensation expense(3)	1,250	706	2,135	1,461
Loss on asset disposal	—	211	—	258
Legal settlement(4)	—	14,000	—	14,000
Other(5)	303	—	875	—
Adjusted EBITDA	$43,681	$31,992	$75,578	$52,093

(1) Net of amortization of tenant improvement allowances and excludes deferred financing amortization, which is included as a part of interest expense in the table above.

(2) We used net proceeds from the IPO of approximately $192.0 million to repay a portion of the amounts outstanding under the Term Loan Facility, which resulted in a loss on extinguishment of debt in the amount of approximately $5.4 million.

(3) Non-cash charges related to stock-based compensation programs, which vary from period to period depending on timing of awards and forfeitures.

(4) Legal settlement related to classwide settlement to resolve a lawsuit.

(5) Other adjustments include amounts management does not consider indicative of our core operating performance. Amounts for the thirteen weeks ended and twenty-six weeks ended June 29, 2017 relate to costs in connection with the initial public offering and secondary offering.

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

Interest Rate Risk

Our operating results are subject to risk from interest rate fluctuations on our Credit Facilities, which carry variable interest rates. As of June 29, 2017, our outstanding variable rate debt aggregated approximately $186.1 million. Based on June 29, 2017 debt levels, an increase or decrease of 1% in the effective interest rate would cause an increase or decrease in interest cost of approximately $1.9 million over the next 12 months. To lessen our exposure to changes in interest rate risk, we entered into $205.0 million interest rate cap agreements in November 2016 with Bank of America and Wells Fargo that cap our LIBOR at 2.0% beginning in December 2016.

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

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in the final prospectus, dated July 20, 2017 and filed with the Securities and Exchange Commission (the “SEC”) in accordance with Rule 424(b) of the Securities Act of 1933 on July 20, 2017 (the “Prospectus”). There have been no material changes to the risk factors disclosed in the Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description
3.1	Restated Certificate of Incorporation of Floor & Decor Holdings, Inc.(1)
3.2	Second Amended and Restated Bylaws of Floor & Decor Holdings, Inc.(1)
15	Letter from Ernst & Young LLP regarding unaudited interim financial information
10.1	Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan(2)
10.2	Form of Stock Option Agreement under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan(3)
10.3	Form of Restricted Stock Agreement under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan(4)
10.4	Form of Indemnification Agreement by and between Floor & Decor Holdings, Inc. and its directors and officers(4)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Prospectus of Floor & Decor Holdings, Inc., dated April 26, 2017 and filed with the SEC in accordance with Rule 424(b) of the Securities Act of 1933 on April 28, 2017(5)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed as an exhibit to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-216000) filed with the SEC on April 24, 2017, and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Form 8-K (File No. 001-38070) filed with the SEC on May 2, 2017, and incorporated herein by reference.
(3)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-216000) filed with the SEC on April 17, 2017, and incorporated herein by reference.
(4)	Filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-216000) filed with the SEC on April 7, 2017, and incorporated herein by reference.
(5)	Incorporated by reference to the Prospectus of Floor & Decor Holdings, Inc., dated April 26, 2017 and filed with the SEC in accordance with Rule 424(b) of the Securities Act of 1933 on April 28, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOOR & DECOR HOLDINGS, INC.

Dated: July 27, 2017	By:	/s/ Thomas V. Taylor
Thomas V. Taylor
Chief Executive Officer
(Principal Executive Officer)

Dated: July 27, 2017	By:	/s/ Trevor S. Lang
Trevor S. Lang
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Exhibit Description
3.1	Restated Certificate of Incorporation of Floor & Decor Holdings, Inc.(1)
3.2	Second Amended and Restated Bylaws of Floor & Decor Holdings, Inc.(1)
15	Letter from Ernst & Young LLP regarding unaudited interim financial information
10.1	Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan(2)
10.2	Form of Stock Option Agreement under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan(3)
10.3	Form of Restricted Stock Agreement under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan(4)
10.4	Form of Indemnification Agreement by and between Floor & Decor Holdings, Inc. and its directors and officers(4)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Prospectus of Floor & Decor Holdings, Inc., dated April 26, 2017 and filed with the SEC in accordance with Rule 424(b) of the Securities Act of 1933 on April 28, 2017(5)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed as an exhibit to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-216000) filed with the SEC on April 24, 2017, and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Form 8-K (File No. 001-38070) filed with the SEC on May 2, 2017, and incorporated herein by reference.
(3)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-216000) filed with the SEC on April 17, 2017, and incorporated herein by reference.
(4)	Filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-216000) filed with the SEC on April 7, 2017, and incorporated herein by reference.
(5)	Incorporated by reference to the Prospectus of Floor & Decor Holdings, Inc., dated April 26, 2017 and filed with the SEC in accordance with Rule 424(b) of the Securities Act of 1933 on April 28, 2017.