Form 10-Q
period 2017-09-28
Floor & Decor Holdings, Inc.
filed 2017-11-02
CIK 1507079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2017
Class A common stock, $0.001 par value	94,685,169

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Floor & Decor Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	As of	As of
	September 28,	December 29,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$567	$451
Income taxes receivable	3,980	—
Receivables, net	48,615	34,533
Inventories, net	395,620	293,702
Prepaid expenses and other current assets	7,525	7,529
Total current assets	456,307	336,215
Fixed assets, net	200,400	150,471
Intangible assets, net	109,370	109,394
Goodwill	227,447	227,447
Other assets	7,407	7,639
Total long-term assets	544,624	494,951
Total assets	$1,000,931	$831,166
Liabilities and stockholders’ equity
Current liabilities:
Current portion of term loans	$3,500	$3,500
Trade accounts payable	249,246	158,466
Accrued expenses	65,878	61,505
Income taxes payable	—	5,787
Deferred revenue	25,600	14,456
Total current liabilities	344,224	243,714
Term loans	145,819	337,243
Revolving line of credit	38,100	50,000
Deferred rent	22,022	16,750
Deferred income tax liabilities, net	37,300	28,265
Tenant improvement allowances	24,619	20,319
Other liabilities	676	592
Total long-term liabilities	268,536	453,169
Total liabilities	612,760	696,883
Commitments and contingencies
Stockholders’ equity
Capital stock:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at September 28, 2017 and December 29, 2016	—	—
Common stock Class A, $0.001 par value; 450,000,000 shares authorized; 94,685,169 shares issued and outstanding at September 28, 2017 and 76,847,116 issued and outstanding at December 29, 2016	95	77
Common stock Class B, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at September 28, 2017 and 395,742 shares issued and outstanding at December 29, 2016	—	—
Common stock Class C, $0.001 par value; 30,000,000 shares authorized; 0 shares issued and outstanding at September 28, 2017 and 6,275,489 shares issued and outstanding at December 29, 2016	—	6
Additional paid-in capital	317,213	117,270
Accumulated other comprehensive (loss) income, net	(711)	176
Retained earnings	71,574	16,754
Total stockholders’ equity	388,171	134,283
Total liabilities and stockholders’ equity	$1,000,931	$831,166

See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(In Thousands, Except Per Share Data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2017	2016	2017	2016
Net sales	$343,923	$271,311	$995,266	$772,465
Cost of sales	201,432	160,344	585,076	457,949
Gross profit	142,491	110,967	410,190	314,516
Operating expenses:
Selling and store operating	85,023	68,219	251,424	197,055
General and administrative	22,172	16,633	59,571	46,813
Pre-opening	6,700	5,046	13,825	10,989
Litigation settlement	—	(3,500)	—	10,500
Total operating expenses	113,895	86,398	324,820	265,357
Operating income	28,596	24,569	85,370	49,159
Interest expense	2,610	2,401	11,377	7,362
Loss on early extinguishment of debt	—	—	5,442	153
Income before income taxes	25,986	22,168	68,551	41,644
Provision for income taxes	2,731	7,949	13,739	15,312
Net income	$23,255	$14,219	$54,812	$26,332
Basic earnings per share	$0.25	$0.17	$0.61	$0.32
Diluted earnings per share	$0.22	$0.16	$0.56	$0.30

See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(In Thousands)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2017	2016	2017	2016
Net income	$23,255	$14,219	$54,812	$26,332
Other comprehensive (loss) income—change in fair value of hedge instruments, net of tax	(121)	44	(887)	67
Total comprehensive income	$23,134	$14,263	$53,925	$26,399

See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Thirty-nine Weeks Ended
	September 28,	September 29,
	2017	2016
Operating activities
Net income	$54,812	$26,332
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,637	20,353
Loss on early extinguishment of debt	5,442	153
Loss on asset disposals	—	451
Amortization of tenant improvement allowances	(2,366)	(1,871)
Deferred income taxes	9,575	4,530
Stock based compensation expense	3,553	2,206
Changes in operating assets and liabilities:
Receivables, net	(14,082)	(10,816)
Inventories, net	(101,918)	(29,041)
Other assets	(1,590)	(1,787)
Trade accounts payable	90,780	18,488
Accrued expenses	(3,097)	27,599
Income taxes	(9,767)	2,253
Deferred revenue	11,145	4,890
Deferred rent	7,778	2,849
Tenant improvement allowances	4,878	4,281
Other	83	62
Net cash provided by operating activities	82,863	70,932
Investing activities
Purchases of fixed assets	(69,639)	(52,240)
Net cash used in investing activities	(69,639)	(52,240)
Financing activities
Borrowings on revolving line of credit	175,300	134,750
Payments on revolving line of credit	(187,200)	(164,650)
Proceeds from term loans	—	12,000
Payments on term loans	(196,625)	(900)
Debt issuance costs	(993)	(199)
Net proceeds from initial public offering	192,083	—
Proceeds from exercise of stock options	4,327	338
Net cash used in financing activities	(13,108)	(18,661)
Net increase in cash and cash equivalents	116	31
Cash and cash equivalents, beginning of the period	451	318
Cash and cash equivalents, end of the period	$567	$349
Supplemental disclosures of cash flow information
Cash paid for interest	$13,742	$4,856
Cash paid for income taxes	$13,942	$8,688
Fixed assets accrued at the end of the period	$10,350	$7,308
Fixed assets acquired as part of lease - paid for by lessor	$1,786	$—

See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 28, 2017

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

As of September 28, 2017, the Company, through its wholly owned subsidiary, Floor and Decor Outlets of America, Inc. (“F&D”), operates 80 warehouse-format stores, which average 73,000 square feet, and one small-format standalone design center in 20 states, including Alabama, Arizona, California, Colorado, Florida, Georgia, Illinois, Kentucky, Louisiana, Maryland, Nevada, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Texas, Virginia, Utah, and Wisconsin, as well as four distribution centers and an e-commerce site, FloorandDecor.com.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. The Condensed Consolidated Balance Sheet as of December 29, 2016 has been derived from the audited Consolidated Balance Sheet for the fiscal year then ended. The interim condensed consolidated financial statements should be read together with the audited consolidated financial statements and related footnote disclosures included in the Company’s final prospectus, dated July 20, 2017 and filed with the Securities and Exchange Commission (the “SEC”) in accordance with Rule 424(b) of the Securities Act of 1933 on July 20, 2017. Unless otherwise noted, all amounts disclosed are stated before consideration of income taxes. Unless indicated otherwise, the information in this quarterly report on Form 10-Q (the “Quarterly Report”) has been adjusted to give effect to a 321.820 for one stock split of the Company’s outstanding common stock, which was approved by the Company's board of directors and shareholders on April 13, 2017. 321.820-for-one stock split of our common stock effected on April 24, 2017.

Management believes the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments considered necessary for a fair statement of results for the interim periods presented.

Results of operations for the thirteen weeks and thirty-nine weeks ended September 28, 2017 and September 29, 2016 are not necessarily indicative of the results to be expected for the full year.

Cash and Cash Equivalents

Cash consists of currency and demand deposits with banks.

Receivables

Receivables consist primarily of amounts due from credit card companies, receivables from vendors and tenant improvement allowances owed by landlords. The Company typically collects its credit card receivables within three to five business days of the underlying sale to the customer. The Company has agreements with a majority of its large merchandise vendors that allow for specified rebates based on purchasing volume. Generally, these agreements are on an annual basis, and the Company collects the rebates subsequent to its fiscal year end. Additionally, the Company has agreements with substantially all vendors that allow for the return of certain merchandise throughout the normal course of business. When inventory is identified to return to a vendor, it is removed from inventory and recorded as a receivable on the Condensed Consolidated Balance Sheet, and any variance between capitalized inventory cost associated with the return and the expected vendor reimbursement is expensed in Cost of sales in the Condensed Consolidated Statement of Income when the inventory is identified to be returned to the vendor. The Company reserves for estimated uncollected receivables based on historical trends, which historically have been immaterial. The allowance for doubtful accounts as of September 28, 2017 and December 29, 2016, was $257 thousand and $188 thousand, respectively.

Credit Program

Credit is offered to the Company's customers through a proprietary credit card underwritten by third-party financial institutions and at no recourse to the Company.

Inventory Valuation and Shrinkage

Inventories consist of merchandise held for sale and are stated at the lower of cost and net realizable value. When evidence exists that the net realizable value of inventory is lower than its cost, the difference is recorded in Cost of sales in the Condensed Consolidated Statement of Income as a loss in the period in which it occurs. The Company determines inventory costs using the weighted average cost method. The Company capitalizes transportation, duties and other costs to get product to its retail locations. The Company records reserves for estimated losses related to shrinkage and other amounts that are otherwise not expected to be fully recoverable. These reserves are calculated based on historical shrinkage, selling price, margin and current business trends. The estimates have calculations that require management to make assumptions based on the current rate of sales, age, salability and profitability of inventory, historical percentages that can be affected by changes in the Company's merchandising mix, customer preferences, and changes in actual shrinkage trends. These reserves totaled $3,357 thousand and $2,449 thousand as of September 28, 2017 and December 29, 2016, respectively.

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

Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Company does not amortize goodwill and other intangible assets with indefinite lives resulting from business combinations but, in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Other, does assess the recoverability of goodwill in the fourth quarter of each fiscal year, or more often if indicators warrant, by determining whether the fair value of each reporting unit supports its carrying value. In accordance with ASC 350, identifiable intangible assets with finite lives are amortized over their estimated useful lives.  Each year the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount as a basis for determining whether it is necessary to complete quantitative impairment assessments.

The Company completed a quantitative assessment in fiscal 2016.  Based on such goodwill impairment analysis performed quantitatively on October 25, 2016, the Company determined that the fair value of its reporting unit is in excess of the carrying value. No events or changes in circumstances have occurred since the date of the Company's most recent annual impairment test that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

The Company annually (or more frequently if there are indicators of impairment) evaluates whether indefinite-lived assets continue to have an indefinite life or have impaired carrying values due to changes in the asset(s) or their related risks. The impairment review is performed by comparing the carrying value of the indefinite lived intangible asset to its estimated fair value. If the recorded carrying value of the indefinite-lived asset exceeds its estimated fair value, an impairment charge is recorded to write the asset down to its estimated fair value.

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

Self-Insurance Reserves

The Company is partially self-insured for workers' compensation and general liability claims less than certain dollar amounts and maintains insurance coverage with individual and aggregate limits. The Company also has a basket aggregate limit to protect against losses exceeding $7.0 million (subject to adjustment and certain exclusions) for workers' compensation claims and general liability claims. The Company's liabilities represent estimates of the ultimate cost for claims incurred, including loss adjusting expenses, as of the balance sheet date. The estimated liabilities are not discounted and are established based upon analysis of historical data, actuarial estimates, regulatory requirements, an estimate of claims incurred but not yet reported and other relevant factors. Management utilizes independent third-party actuarial studies to help assess the liability on a regular basis.

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

Derivative Financial Instruments

The Company uses derivative financial instruments to maintain a portion of its long-term debt obligations at a targeted balance of fixed and variable interest rate debt to manage its risk associated with fluctuations in interest rates. In November 2016, the Company entered into two interest rate caps. In 2013, the Company entered into two interest rate swap contracts. The 2016 and 2013 instruments have been designated as cash flow hedges for accounting purposes, and the fair value is calculated utilizing Level 2 inputs. Unrealized changes in the fair value of these derivative instruments are recorded in Accumulated other comprehensive (loss) income within the equity section of our Condensed Consolidated Balance Sheets.

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

We perform an assessment of the effectiveness of our derivative contracts designated as hedges, including assessing the possibility of counterparty default. If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings. We believe our derivative contracts, which consist of interest rate cap and swap contracts, will continue to be highly effective in offsetting changes in cash flow attributable to floating interest rate risk. We did not have any ineffectiveness in the thirty-nine weeks ended September 28, 2017 and September 29, 2016 related to these instruments.

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

Gift Cards and Merchandise Credits

We sell gift cards to our customers in our stores and through our website and issue merchandise credits in our stores. We account for the programs by recognizing a liability at the time the gift card is sold or the merchandise credit is issued. The liability is relieved and revenue is recognized when the cards are redeemed. We have an agreement with an unrelated third-party who is the issuer of the Company's gift cards and also assumes the liability for unredeemed gift cards. The Company is not subject to claims under unclaimed property statutes, as the agreement effectively transfers the ownership of such unredeemed gift cards and the related future escheatment liability, if any, to the third-party. Gift card breakage is recognized based upon historical redemption patterns and represents the balance of gift cards for which the Company believes the likelihood of redemption by the customer is remote. Accordingly, in the thirty-nine weeks ended September 28, 2017 and September 29, 2016, gift card breakage income of $568 thousand and $452 thousand, respectively was recognized in Net sales in the Condensed Consolidated Statements of Income, respectively, for such unredeemed gift cards.

Sales Returns and Allowances

The Company accrues for estimated sales returns based on historical sales return results. The allowance for sales returns at September 28, 2017 and December 29, 2016, was $6,892 thousand and $4,887 thousand, respectively.

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

Advertising

The Company expenses advertising costs as the advertising takes place. Advertising costs incurred during the thirty-nine weeks ended September 28, 2017 and September 29, 2016, were $31,938 thousand and $25,404 thousand, respectively, and are included in Selling and store operating expenses and Pre-opening expenses in the Condensed Consolidated Statements of Income.

Pre-Opening Expenses

The Company accounts for non-capital operating expenditures incurred prior to opening a new store as "pre-opening" expenses in its Condensed Consolidated Statements of Income. The Company's pre-opening expenses begin on average three to six months in advance of a store opening or relocating due to, among other things, the amount of time it takes to prepare a store for its grand opening. Pre-opening expenses primarily include: advertising, rent, staff training, staff recruiting, utilities, personnel and equipment rental. A store is considered to be relocated if it is closed temporarily and re-opened within the same primary trade area. Pre-opening expenses for the thirty-nine weeks ended September 28, 2017 and September 29, 2016, totaled $13,825 thousand, and $10,989 thousand, respectively.

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

Stock-Based Compensation

The Company accounts for employee stock options in accordance with relevant authoritative literature. The Company obtains independent third-party valuation studies to assist it with determining the grant date fair value of our stock price at least twice a year. Stock options are granted with exercise prices equal to or greater than the estimated fair market value on the date of grant as authorized by the board of directors or compensation committee. Options granted have vesting provisions ranging from three to five years. Stock option grants are generally subject to forfeiture if employment terminates prior to vesting. The Company has selected the Black-Scholes option pricing model for estimating the grant date fair value of stock option awards granted. The Company bases the risk-free interest rate on the yield of a zero coupon U.S. Treasury security with a maturity equal to the expected life of the option from the date of the grant. The Company estimates the volatility of the share price of its common stock by considering the historical volatility of the stock of similar public entities. The Company considers a number of factors in determining the appropriateness of the public entities included in the volatility assumption, including the entity's life cycle stage, growth profile, size, financial leverage and products offered. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period based on the number of years for which the requisite service is expected to be rendered. The Company elected to early adopt Accounting Standards Update (“ASU”) No. 2016-09 “Improvements to Employee Share-Based Payment Accounting” in 2016 and now recognizes forfeitures in earnings as they occur; prior to the adoption, the Company had considered the retirement and forfeiture provisions of the options and utilized its historical experience to estimate the expected life of the options.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU No. 2014-09 provides new guidance related to the core principle that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services provided. In July 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date, and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. In March 2016, the FASB issued ASU No. 2016-08 "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," which clarifies the guidance in ASU No. 2014-09 and has the same effective date as the original standard. In April 2016, the FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing." In May 2016, the FASB issued ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The 2016 updates to the revenue recognition guidance relate to principal versus agent assessments, identifying performance obligations, the accounting for licenses, and certain narrow scope improvements and practical expedients. This new standard will impact the timing and amounts of revenue recognized and the recognition of gift card breakage income. Gift card breakage income is currently recognized based upon historical redemption patterns. ASU

No. 2014-09 requires gift card breakage income to be recognized in proportion to the pattern of rights exercised by the customer when the Company expects to be entitled to breakage. As the Company evaluates the impact of this standard, the more significant change relates to the timing of revenue recognized for certain transactions for which the Company allows customers to store their merchandise at our retail stores for final delivery at a later date. When implemented, the standard will impact the Company’s opening balance sheet in the first comparative period presented in the Company’s Consolidated Financial Statements. The Company plans to adopt the new standard on a modified retrospective basis during the first quarter of 2018.

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

•	Level 1—Inputs that are quoted prices in active markets for identical assets or liabilities
•	Level 2—Inputs other than quoted prices in active markets for assets or liabilities that are either directly or indirectly observable
•	Level 3—Inputs that are non‑observable that reflect the reporting entity’s own assumptions

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

	As of
	September 28,
(in thousands)	2017	Level 1	Level 2	Level 3
Interest rate caps (cash flow hedges)	$1,021	$—	$1,021	$—

	As of
	December 29,
(in thousands)	2016	Level 1	Level 2	Level 3
Interest rate caps (cash flow hedges)	$2,473	$—	$2,473	$—

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

Hedge Position as of September 28, 2017:

			Final Maturity	Other
(in thousands)	Notional Balance		Date	Assets
Interest rate caps (cash flow hedges)	$205,000	U.S. dollars	December 2021	$1,021

Hedge Position as of December 29, 2016:

			Final Maturity	Other
(in thousands)	Notional Balance		Date	Assets
Interest rate caps (cash flow hedges)	$205,000	U.S. dollars	December 2021	$2,473
Interest rate swaps (cash flow hedges)	$17,500	U.S. dollars	January 2017	$—

Designated Hedge Gains (Losses)

Gains (losses) related to our designated hedge contracts are as follows:

	Effective Portion Reclassified		Effective Portion Recognized in
	From AOCI to Earnings		Other Comprehensive (Loss) Income
	Thirteen Weeks Ended
	September 28,	September 29,	September 28,	September 29,
(in thousands)	2017	2016	2017	2016
Interest rate caps (cash flow hedges)	$—	$—	$(121)	$—
Interest rate swaps (cash flow hedges)	$—	$—	$—	$44

	Effective Portion Reclassified		Effective Portion Recognized in
	From AOCI to Earnings		Other Comprehensive (Loss) Income
	Thirty-nine Weeks Ended
	September 28,	September 29,	September 28,	September 29,
(in thousands)	2017	2016	2017	2016
Interest rate caps (cash flow hedges)	$—	$—	$(887)	$—
Interest rate swaps (cash flow hedges)	$—	$—	$—	$67

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

Fair Value of Debt

Market risk associated with our fixed and variable rate long‑term debt relates to the potential change in fair value and negative impact to future earnings, respectively, from a change in interest rates. The aggregate fair value of debt is based primarily on our estimates of interest rates, maturities, credit risk, and underlying collateral and is classified as Level 3 within the fair value hierarchy. At September 28, 2017 and December 29, 2016, the fair values of the Company’s debt were as follows:

	September 28,	December 29,
(in thousands)	2017	2016
Total debt at par value	$191,475	$400,000
Less: unamortized discount and debt issuance costs	4,056	9,257
Net carrying amount	$187,419	$390,743
Fair value	$191,858	$400,000

5. Income Taxes

Income Taxes

The Company’s effective income tax rates were 20.0% and 36.8% for the thirty-nine weeks ended September 28, 2017 and September 29, 2016, respectively. The lower effective rate for the thirty-nine weeks ended September 28, 2017 was primarily due to the recognition of excess tax benefits related to options exercised after the adoption of ASU 2016-09. See Note 1 to the consolidated financial statements included herein for more information regarding ASU 2016-09.

6. Commitments and Contingencies

Lease Commitments

The Company leases its corporate office, retail locations and distribution centers through F&D, under long‑term operating lease agreements that expire in various years through 2038. Additionally, certain equipment is leased under short‑term operating leases.

Certain lease agreements include escalating rents over the lease terms. The Company expenses rent on a straight‑line basis over the life of the lease, which commences on the date the Company has the right to control the property. The cumulative expense recognized on a straight‑line basis in excess of the cumulative payments is included in deferred rent in the accompanying balance sheets. Future minimum lease payments under non‑cancelable operating leases (with initial or remaining lease terms in excess of one year) as of September 28, 2017, were:

(in thousands)	Amount
Thirteen weeks ended December 28, 2017	$18,100
2018	81,967
2019	92,825
2020	91,135
2021	87,128
Thereafter	564,361
Total minimum lease payments	$935,516

Lease expense for the thirty-nine weeks ended September 28, 2017 and September 29, 2016 was approximately $51,956 thousand and $39,211 thousand, respectively.

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

During the thirty-nine weeks ended September 28, 2017, F&D received final approval for a classwide settlement to resolve a class action lawsuit related to certain labeling of F&D’s products. The final amounts paid did not materially differ from our estimated losses previously accrued.

7. Earnings Per Share

Net Income per Common Share

We calculate basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effect of stock options.

The following table shows the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28,	September 29,	September 28,	September 29,
(in thousands, except share and per share data)	2017	2016	2017	2016
Net income	$23,255	$14,219	$54,812	$26,332
Basic weighted average shares outstanding	94,439,204	83,457,037	89,613,542	83,405,904
Dilutive effect of share based awards	9,460,398	4,911,652	8,452,267	4,846,287
Diluted weighted average shares outstanding	103,899,602	88,368,689	98,065,809	88,252,191
Basic earnings per share	$0.25	$0.17	$0.61	$0.32
Diluted earnings per share	$0.22	$0.16	$0.56	$0.30

The following awards have been excluded from the computation of dilutive effect of share based awards because the effect would be anti‑dilutive:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2017	2016	2017	2016
Stock Options	11,664	1,903,466	717,685	2,332,976

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

Secondary Offering

On July 25, 2017, certain of the Company’s stockholders completed a secondary public offering (the “Secondary Offering”) of an aggregate of 10,718,550 shares of common stock at a price to the public of $40.00 per share. The Company did not sell any shares in the Secondary Offering and did not receive any proceeds from the sales of shares by the selling stockholders.

Class C Common Stock Conversion

On July 26, 2017, all of the Class C common stock outstanding shares, upon the election of holders of such shares of Class C common stock, were converted to Class A common stock

Equity Awards

The following table summarizes share activity related to stock options during the thirty-nine weeks ended September 28, 2017.

Stock Options
Outstanding at December 29, 2016	11,979,111
Granted	1,272,156
Exercised	(1,004,322)
Forfeited or expired	(159,687)
Outstanding at September 28, 2017	12,087,258

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Floor & Decor Holdings, Inc. and Subsidiaries

We have reviewed the condensed consolidated balance sheet of Floor & Decor Holdings, Inc. and Subsidiaries (the Company) as of September 28, 2017, and the related condensed consolidated statements of income and comprehensive income for the thirteen weeks and thirty-nine weeks ended September 28, 2017 and September 29, 2016 and the condensed consolidated statements of cash flows for the thirty-nine weeks ended September 28, 2017 and September 29, 2016. These financial statements are the responsibility of the Company’s management.

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

November 2, 2017

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of Floor & Decor Holdings, Inc. and Subsidiaries included in Item 1 of this quarterly report on Form 10-Q (this “Quarterly Report”) and with our audited financial statements and the related notes included in our final prospectus, dated April 26, 2017 and filed with the SEC in accordance with Rule 424(b) of the Securities Act of 1933 on April 28, 2017 (the “Prospectus”). As used in this Quarterly Report, except where the context otherwise requires or where otherwise indicated, the terms “Company,” “we,” “our” or “us” refer to Floor & Decor Holdings, Inc. and its subsidiaries.

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

Overview

Founded in 2000, Floor and Decor is a high-growth, differentiated, multi-channel specialty retailer of hard surface flooring and related accessories with 80 warehouse-format stores across 20 states as of September 28, 2017. We believe that we offer the industry's broadest in-stock assortment of tile, wood, laminate and natural stone flooring along with decorative and installation accessories at everyday low prices. We appeal to a variety of customers, including Pro, DIY and BIY. Our Pro customers are loyal, shop often and help promote our brand. The combination of our category and product breadth, low prices, in-stock inventory in project-ready quantities, proprietary credit offerings, free storage options and dedicated customer service positions us to gain share in the attractive Pro customer segment. We believe our DIY customers spend significant time planning their projects while conducting extensive research in advance. We provide our customers with the education and inspiration they need before making a purchase through our differentiated online and in-store experience.

Our warehouse-format stores, which average approximately 73,000 square feet, carry on average approximately 3,600 flooring and decorative and installation accessory SKUs, which equates to 1.4 million square feet of flooring products or $2.5 million of inventory at cost. We believe that our inspiring design centers and creative and informative visual merchandising also greatly enhance our customers' experience. In addition to our stores, our website FloorandDecor.com showcases our products.

We operate on a 52- or 53-week fiscal year ending on the Thursday on or preceding December 31. The following discussion contains references to the first thirteen and thirty-nine weeks of fiscal 2017 and fiscal 2016, which ended on September 28, 2017 and September 29, 2016, respectively.

During the thirteen weeks ended September 28, 2017, we continued to make long-term key strategic investments, including:

•	opened seven new warehouse-format stores ending with 80 warehouse-format stores;
•	invested in our connected customer and Pro customer personnel and technology;
•	increased proprietary credit offerings;
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

We believe that our compelling business model, plus the projected growth of the large and highly fragmented $11.5 billion hard surface flooring market (in manufacturers' dollars, an estimated $20 billion after the retail markup), provides us with an opportunity to significantly expand our store base in the U.S. from 80 warehouse-format stores as of September 28, 2017 to approximately 400 stores nationwide within the next 15 years based on our internal research with respect to housing density, demographic data, competitor concentration and other variables in both new and existing markets. Over the next several years, we plan to grow our store base by approximately 20% per year. Our ability to open profitable new stores depends on many factors, including the successful selection of new markets and store locations, our ability to negotiate leases on acceptable terms and our ability to attract highly qualified managers and staff. A number of important factors could cause actual results to differ materially from those described herein, including, without limitation, those factors described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I and Item 1A, “Risk Factors” of Part II.

Executive Summary

We opened seven new warehouse-format stores during the thirteen weeks ended September 28, 2017, and have opened 13 new warehouse-format stores since September 29, 2016, which was a 19.4% unit growth. For the thirteen weeks ended September 28, 2017, we had comparable store sales growth of 13.5%. We had net sales growth of 26.8% from $271.3 million to $343.9 million for the thirteen weeks ended September 29, 2016 and September 28, 2017, respectively. Our net income grew by 63.5% from $14.2 million to $23.3 million for the thirteen weeks ended September 29, 2016 and September 28, 2017, respectively.

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

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated, in dollars and as a percentage of net sales:

	Thirteen Weeks Ended
	9/28/2017		9/29/2016
(in thousands)	Actual	% of Sales	Actual	% of Sales	% Increase/(Decrease)
Net sales	$343,923	100.0%	$271,311	100.0%	26.8%
Cost of sales	201,432	58.6	160,344	59.1	25.6
Gross profit	142,491	41.4	110,967	40.9	28.4
Selling & store operating expenses	85,023	24.7	68,219	25.1	24.6
General & administrative expenses	22,172	6.5	16,633	6.1	33.3
Pre-opening expenses	6,700	1.9	5,046	1.9	32.8
Litigation settlement	—	—	(3,500)	(1.3)	(100.0)
Operating income	28,596	8.3	24,569	9.1	16.4
Interest expense	2,610	0.7	2,401	0.9	8.7
Income before income taxes	25,986	7.6	22,168	8.2	17.2
Provision for income taxes	2,731	0.8	7,949	3.0	(65.6)
Net income	$23,255	6.8%	$14,219	5.2%	63.5%

	Thirty-nine Weeks Ended
	9/28/2017		9/29/2016
(in thousands)	Actual	% of Sales	Actual	% of Sales	% Increase/(Decrease)
Net sales	$995,266	100.0%	$772,465	100.0%	28.8%
Cost of sales	585,076	58.8	457,949	59.3	27.8
Gross profit	410,190	41.2	314,516	40.7	30.4
Selling & store operating expenses	251,424	25.3	197,055	25.5	27.6
General & administrative expenses	59,571	5.9	46,813	6.0	27.3
Pre-opening expenses	13,825	1.4	10,989	1.4	25.8
Litigation settlement	—	—	10,500	1.4	(100.0)
Operating income	85,370	8.6	49,159	6.4	73.7
Interest expense	11,377	1.2	7,362	1.0	54.5
Loss on early extinguishment of debt	5,442	0.5	153	—	NM
Income before income taxes	68,551	6.9	41,644	5.4	64.6
Provision for income taxes	13,739	1.4	15,312	2.0	(10.3)
Net income	$54,812	5.5%	$26,332	3.4%	108.2%

NM – Not meaningful

Selected Financial Information

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	9/28/2017	9/29/2016	9/28/2017	9/29/2016
Comparable stores sales	13.5%	19.3%	13.7%	21.4%
Comparable average ticket	2.5%	3.3%	1.0%	4.2%
Comparable customer transactions	11.2%	14.8%	12.8%	16.0%
Number of stores(1)	80	67	80	67
Adjusted EBITDA (in thousands)(2)	$39,709	$28,161	$115,287	$80,254
Adjusted EBITDA margin	11.5%	10.4%	11.6%	10.4%

(1)Excludes one small 5,500 square foot design center.

(2)Adjusted EBITDA is a non-GAAP financial measure. See “Non-GAAP Financial Measures” for additional information and a reconciliation to the most comparable GAAP measure.

Net Sales

Net sales during the thirteen weeks ended September 28, 2017 increased $72.6 million, or 26.8%, compared to the corresponding prior year period. We experienced comparable store sales increases in five of six of our product categories during the period, driven by increases in laminate/luxury vinyl plank and decorative accessories that were at or above our Company average for the thirteen weeks ended September 28, 2017. Our comparable store sales increased 13.5%, or $36.4 million, while our non‑comparable store sales contributed $36.2 million in net sales. The increase in comparable store sales was driven by a 11.2% increase in comparable customer transactions and a  2.5% increase in comparable average ticket growth. Comparable customer transactions and average ticket are measured at the time of sale, which may be slightly different than our reported sales due to timing of when final delivery of the product has occurred. We believe the increase in net sales and customer transactions is due to the execution of our key strategic investments. Non‑comparable store sales were driven by the opening of 13 new stores since September 29, 2016.

Net sales during the thirty-nine weeks ended September 28, 2017 increased $222.8 million, or 28.8%, compared to the corresponding prior year period. We experienced comparable store sales increases in five of six of our product categories during the period, driven by increases in laminate/luxury vinyl plank and decorative accessories that were above our Company average for the thirty-nine weeks ended September 28, 2017. Our comparable store sales increased 13.7%, or  $105.4 million, while our non‑comparable store sales contributed $117.4 million in net sales. The increase in comparable store sales was driven by a 12.8% increase in comparable customer transactions and to a lesser extent a 1.0% increase in comparable average ticket growth.

Gross Profit and Gross Margin

Gross profit during the thirteen weeks ended September 28, 2017 increased $31.5 million, or 28.4%, compared to the corresponding prior year period. This increase in gross profit was primarily the result of increased sales volume. Gross margin for the thirteen weeks ended September 28, 2017 increased approximately 50 basis points compared to the thirteen weeks ended September 29, 2016. This increase was primarily driven by an increase of approximately 35 basis points driven primarily by a shift in product mix to products that carry a higher gross margin. In addition, during the thirteen weeks ended September 28, 2017 we experienced increased gross margins in a majority of our product categories compared to the same period in fiscal 2016 due to lower capitalized freight costs and continuing to invest in high quality products that carry higher gross margins. Gross margin also increased approximately 20 basis points due to lower inventory shrinkage and damage, offset by 5 basis points of higher distribution center costs and supply chain costs due to increased volumes of inventory to support sales growth as well as increased distribution center capacity.

Gross profit during the thirty-nine weeks ended September 28, 2017 increased $95.7 million, or 30.4%, compared to the corresponding prior year period. This increase in gross profit was primarily the result of increased sales volume. Gross margin for the thirty-nine weeks ended September 28, 2017 increased approximately 50 basis points compared to the thirty-nine weeks ended September 29, 2016. This increase was primarily driven by an increase of approximately 75 basis points due to a shift in product mix to products that carry a higher gross margin and lower capitalized freight costs and continuing to invest in high quality products that carry higher gross margins. Gross margin also increased approximately 10 basis points due to lower inventory shrinkage and damage, offset by a decrease of approximately 35 basis points due to higher distribution center costs and supply chain costs.  The higher distribution center costs and supply chain costs as a percent of sales is related to increased volumes of inventory to support sales growth and to relocate and expand our West Coast distribution center from Carson, California to Moreno Valley, California.

Selling and Store Operating Expenses

Selling and store operating expenses increased $16.8 million, or 24.6% for the thirteen weeks ended September 28, 2017, due primarily to the addition of 13 new stores since September 29, 2016 and increased personnel expenses.  As a percentage of net sales, our selling and store operating expenses decreased approximately 40 basis points to 24.7%. Our comparable store selling and store operating expenses decreased by approximately 170 basis points as a percentage of comparable store sales as we leveraged occupancy, personnel, advertising and incentive compensation expenses on higher net sales. Our new stores have lower net sales and higher store operating expenses as a percent of net sales than our total store average.

Selling and store operating expenses increased $54.4 million, or 27.6% for the thirty-nine weeks ended September 28, 2017, due primarily to the addition of 13 new stores since September 29, 2016, and to a lesser extent increased personnel and occupancy expenses. As a percentage of net sales, our selling and store operating expenses decreased approximately 20 basis points to 25.3%. Our comparable store selling and store operating expenses decreased by approximately 130 basis points as a percentage of comparable store sales as we leveraged occupancy, incentive compensation and advertising expenses on higher net sales, which contributed in part to an increase in comparable store sales of 13.7%.

General and Administrative Expenses

General and administrative expenses, which are typically expenses incurred outside of our stores, increased $5.5 million, or 33.3% during the thirteen weeks ended September 28, 2017,  due to investments in personnel for our regional and store support functions to support our store growth, higher occupancy cost and higher legal and consulting costs as a result of indirect costs associated with our Secondary Offering. Our general and administrative expenses as a percentage of net sales increased by approximately 40 basis points primarily due to consulting, legal and audit fees primarily associated with our Secondary Offering.

General and administrative expenses increased $12.8 million, or 27.3% during the thirty-nine weeks ended September 28, 2017, due to investments in personnel for our regional and store support functions to support our store growth, higher occupancy cost as well as higher legal and consulting costs as a result of indirect costs associated with our IPO and Secondary Offering. Our general and administrative expenses as a percentage of net sales declined approximately 10 basis points compared to thirty-nine weeks ended September 29, 2016.

Pre‑Opening Expenses

Pre-opening expenses increased $1.7 million, or 32.8%. The increase is primarily due to a greater number of new stores opened or planned to be opened for which pre-opening expenses were incurred during the thirteen weeks ended September 28, 2017 compared to thirteen weeks ended September 29, 2016. During the thirteen weeks ended September 28, 2017, we opened seven stores and incurred costs for three additional stores planned to open, compared to opening four stores and incurring costs for two additional stores that opened later in 2016 during the thirteen weeks ended September 29, 2016.

Pre-opening expenses increased $2.8 million, or 25.8%. The increase is primarily due to a greater number of new stores opened or planned to be opened for which pre-opening expenses were incurred during the thirty-nine weeks ended September 28, 2017 compared to thirty-nine weeks ended September 29, 2016. During the thirty-nine weeks ended September 28, 2017, we opened 11 stores, as well as relocated one store, and incurred costs for three additional stores planned to open, compared to opening 10 stores and incurring costs for two additional stores that opened later in 2016 during the thirty-nine weeks ended September 29, 2016.

Interest Expense

Interest expense for the thirteen weeks ended September 28, 2017 increased $0.2 million compared to the thirteen weeks ended September 29, 2016. The increase in interest expense was primarily due to our average total debt increasing to $186.5 million for the thirteen weeks ended September 28, 2017 compared to $166.9 million in the same period in fiscal 2016, partially offset by a lower effective interest rate of 5.6% compared to 11.7% for the thirteen weeks ended September 28, 2017 and September 29, 2016, respectively.

Interest expense for the thirty-nine weeks ended September 28, 2017 increased $4.0 million compared to the thirty-nine weeks ended September 29, 2016. The increase in interest expense was primarily due to our average total debt increasing to $282.9 million for the thirty-nine weeks ended September 28, 2017 compared to $171.7 million in the same period in fiscal 2016. The increase in average total debt was due to paying a special dividend of $202.5 million, making related cash payments of $22.5 million in respect of certain options to purchase our common stock and refinancing our debt in the fiscal fourth quarter of 2016, partially offset by paying down a portion of our debt with our net IPO proceeds. The increase in interest expense was partially offset by a lower effective interest rate of 5.4% compared to 5.7% for the thirty-nine weeks ended September 28, 2017 and September 29, 2016, respectively.

Taxes

The provision for income taxes decreased $5.2 million, or 65.6% for the thirteen weeks ended September 28, 2017 compared to the same period in fiscal 2016. The effective tax rate was 10.5% compared to 35.9% for the thirteen weeks ended September 28, 2017 and September 29, 2016, respectively. The provision for income taxes decreased $1.6 million, or 10.3% for the thirty-nine weeks ended September 28, 2017 compared to the same period in fiscal 2016. The effective tax rate was 20.0% compared to 36.8% for the thirty-nine weeks ended September 28, 2017 and September 29, 2016, respectively. The decrease in the effective tax rate was primarily due to the recognition of excess tax benefits related to options exercised after the adoption of ASU 2016-09 and to a lesser extent due to lower state income taxes due to changes in our corporate structure.

Liquidity and Capital Resources

Liquidity is provided primarily by our cash flows from operations and our $200 million asset-backed revolving credit facility (the “ABL Facility”). As of September 28, 2017, we had $150.0 million in unrestricted liquidity, consisting of $0.6 million in cash and cash equivalents and $149.4 million immediately available for borrowing under the ABL Facility without violating any covenants thereunder.

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

The Term Loan Facility has no financial maintenance covenants. As of September 28, 2017, we were in compliance in all material respects with the covenants of the Credit Facilities and no Event of Default (as defined in the credit agreements governing our Credit Facilities) had occurred.

Total capital expenditures in fiscal 2017 are planned to be between approximately $104 million to $107 million and will be funded primarily by cash generated from operations. We intend to make the following capital expenditures in fiscal 2017:

•	Open 14 stores and start construction on stores opening in early 2018 using approximately $53 million to $54 million of cash;
•	Invest in existing store remodeling projects and our distribution centers using approximately $35 million to $36 million of cash; and
•	Invest in information technology infrastructure, e-commerce and other store support center initiatives using approximately $16 million to $17 million of cash.

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

Cash Flow Analysis

A summary of our operating, investing and financing activities are shown in the following table:

	Thirty-nine Weeks Ended
(in thousands)	9/28/2017	9/29/2016
Net cash provided by operating activities	$82,863	$70,932
Net cash used in investing activities	(69,639)	(52,240)
Net cash used in financing activities	(13,108)	(18,661)
Increase in cash and cash equivalents	$116	$31

Net Cash Provided By Operating Activities

Cash from operating activities consists primarily of net income adjusted for non‑cash items, including depreciation and amortization, write-off of deferred issuance costs on extinguishment of debt, stock‑based compensation, deferred taxes and the effects of changes in operating assets and liabilities.

Net cash provided by operating activities was $82.9 million for the thirty-nine weeks ended September 28, 2017 and $70.9 million for the thirty-nine weeks ended September 29, 2016. The net cash provided by operating activities for the thirty-nine weeks ended September 28, 2017 was primarily the result of an increase in net income and adjustments to net income driven by depreciation related to capital expenditures from prior periods. This was slightly offset by increased working capital to support future sales and new store openings. The net cash provided by operating activities for the thirty-nine weeks ended September 29, 2016 was primarily the result of an increase in net income and to a lesser extent improved working capital management.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for new store openings, existing store remodels (including leasehold improvements, new racking, new fixtures, new vignettes and new design centers) and new infrastructure and information systems.

Capital expenditures during the thirty-nine weeks ended September 28, 2017 and September 29, 2016 were  $69.6 million and  $52.2 million, respectively. The growth was primarily related to our continued investment in new stores, as we opened 11 new stores through September 28, 2017 and are preparing for an additional three stores to be opened during the fourth quarter. During the thirty-nine weeks ended September 28, 2017, approximately 59% of capital expenditures was for new stores, 27% was for existing stores and distribution centers, and the remainder of the spend was for information technology and e‑commerce investments to support our growth.

Net Cash Used In Financing Activities

Financing activities consist primarily of borrowings and related repayments under our credit agreements.

Net cash used in financing activities was $13.1 million for the thirty-nine weeks ended September 28, 2017 and $18.7 million for the thirty-nine weeks ended September 29, 2016. The net cash used in financing activities for the thirty-nine weeks ended September 28, 2017 was primarily driven by a net paydown on our ABL Facility of $11.9 million. During the thirty-nine weeks ended September 28, 2017, we also received aggregate net proceeds of approximately $192.0 million in connection with the IPO, after deducting underwriting discounts and commissions and other offering expenses, and used the net proceeds of approximately $192.0 million to repay a portion of the amounts outstanding under the Term Loan Facility. Additionally, during the thirty-nine weeks ended September 28, 2017, we utilized $4.6 million of cash from operations to repay a portion of the amounts outstanding under the Term Loan Facility. The thirty-nine weeks ended September 29, 2016 was driven by a net paydown of the ABL Facility of $29.9 million,  partially offset by a $12.0 million increase of our Term Loan Facility for the thirty-nine weeks ended.

Contractual Obligations

The Company used net proceeds from the IPO of approximately $192.0 million to repay a portion of the amounts outstanding under the Term Loan Facility, including accrued and unpaid interest. See “Loss on Early Extinguishment of Debt” above.

Other than the repayment of a portion of the amounts outstanding under the Term Loan Facility, there were no material changes to our contractual obligations outside the ordinary course of our business during the thirty-nine weeks ended September 28, 2017.

Off‑Balance Sheet Arrangements

For the thirty-nine weeks ended September 28, 2017, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources. We do not have any relationship with unconsolidated entities or financial partnerships for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.

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

Gift Cards and Merchandise Credits

We sell gift cards to our customers in our stores and through our website and issue merchandise credits in our stores. We account for the programs by recognizing a liability at the time the gift card is sold or the merchandise credit is issued. The liability is relieved and revenue is recognized upon redemption. Prior to February 1, 2013, we recognized revenue on unredeemed gift cards based on the estimated rate of gift card breakage, which was applied over the period of estimated performance. Net sales related to the estimated breakage are included in net sales in the consolidated statement of income. On February 1, 2013, we entered into an agreement with an unrelated third-party who became the issuer of our gift cards going forward and also assumed the existing liability for unredeemed gift cards for which there were no currently existing claims under unclaimed property statutes. We are no longer the primary obligor for the third-party issued gift cards and are therefore not subject to claims under unclaimed property statutes, as the agreement effectively transfers the ownership of such unredeemed gift cards and the related future escheatment liability, if any, to the third-party. Accordingly, gift card breakage income of $568 thousand and $452 thousand was recognized in the thirty-nine weeks ended September 28, 2017 and September 29, 2016, respectively, for such unredeemed gift cards.

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

Goodwill and Other Indefinite-Lived Intangible Assets

We have identified each of the six geographic regions (the East, Northeast, Southeast, Central, West and Midwest) of our operating segment as separate components and have determined that these components have similar economic characteristics and therefore should be aggregated into one reporting unit. We reached this conclusion based on the level of similarity of a number of quantitative and qualitative factors, including net sales, gross profit margin percentage, the manner in which we operate our business, the similarity of hard surface flooring products, operating procedures, marketing initiatives, store layout, employees, customers and methods of distribution, as well as the level of shared resources between the components.

Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Company does not amortize goodwill and other intangible assets with indefinite lives resulting from business combinations but, in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Other, does assess the recoverability of goodwill in the fourth quarter of each fiscal year, or more often if indicators warrant, by determining whether the fair value of each reporting unit supports its carrying value. In accordance with ASC 350, identifiable intangible assets with finite lives are amortized over their estimated useful lives.  Each year the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount as a basis for determining whether it is necessary to complete quantitative impairment assessments.

The Company completed a quantitative assessment in fiscal 2016.  Based on such goodwill impairment analysis performed quantitatively on October 25, 2016, the Company determined that the fair value of its reporting unit is in excess of the carrying value. No events or changes in circumstances have occurred since the date of the Company's most recent annual impairment test that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

The Company annually (or more frequently if there are indicators of impairment) evaluates whether indefinite-lived assets continue to have an indefinite life or have impaired carrying values due to changes in the asset(s) or their related risks. The impairment review is performed by comparing the carrying value of the indefinite lived intangible asset to its estimated fair value. If the recorded carrying value of the indefinite-lived asset exceeds its estimated fair value, an impairment charge is recorded to write the asset down to its estimated fair value.

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

Self-Insurance Reserves

We are partially self-insured for workers' compensation and general liability claims less than certain dollar amounts and maintains insurance coverage with individual and aggregate limits. We also have a basket aggregate limit to protect against losses exceeding $7.0 million (subject to adjustment and certain exclusions) for workers' compensation claims and general liability claims. Our liabilities represent estimates of the ultimate cost for claims incurred, including loss adjusting expenses, as of the balance sheet date. The estimated liabilities are not discounted and are established based upon analysis of historical data, actuarial estimates, regulatory requirements, an estimate of claims incurred but not yet reported and other relevant factors. The liabilities are reviewed by management utilizing third-party actuarial studies on a regular basis to ensure that they are appropriate. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity or frequency of claims, medical cost inflation or fluctuations in premiums, differ from our estimates, our results of operations could be impacted.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU No. 2014-09 provides new guidance related to the core principle that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services provided. In July 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date, and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. In March 2016, the FASB issued ASU No. 2016-08 "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," which clarifies the guidance in ASU No. 2014-09 and has the same effective date as the original standard. In April 2016, the FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing." In May 2016, the FASB issued ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The 2016 updates to the revenue recognition guidance relate to principal versus agent assessments, identifying performance obligations, the accounting for licenses, and certain narrow scope improvements and practical expedients. This new standard will impact the timing and amounts of revenue recognized and the recognition of gift card breakage income. Gift card breakage income is currently recognized based upon historical redemption patterns. ASU No. 2014-09 requires gift card breakage income to be recognized in proportion to the pattern of rights exercised by the customer when we expect to be entitled to breakage. As we evaluate the impact of this standard, the more significant change relates to the timing of revenue recognized for certain transactions for which we allow customers to store their merchandise at our retail stores for final delivery at a later date. When implemented, the standard will impact our opening balance sheet in the first comparative period presented in our Consolidated Financial Statements. We plan to adopt the new standard on a modified retrospective basis during the first quarter of 2018.

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

The reconciliations of net income to Adjusted EBITDA for the periods noted below are set forth in the table as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands)	9/28/2017	9/29/2016	9/28/2017	9/29/2016
Net income	$23,255	$14,219	$54,812	$26,332
Depreciation and amortization(1)	8,525	6,154	24,319	17,938
Interest expense	2,610	2,401	11,377	7,362
Loss on early extinguishment of debt(2)	—	—	5,442	153
Income tax expense	2,731	7,949	13,739	15,312
EBITDA	37,121	30,723	109,689	67,097
Stock compensation expense(3)	1,418	745	3,553	2,206
Loss on asset disposal	—	193	—	451
Litigation settlement(4)	—	(3,500)	—	10,500
Other(5)	1,170	—	2,045	—
Adjusted EBITDA	$39,709	$28,161	$115,287	$80,254

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

(5) Other adjustments include amounts management does not consider indicative of our core operating performance. Amounts for the thirteen weeks ended and thirty-nine weeks ended September 28, 2017 relate to costs in connection with the IPO, Secondary Offering and losses from hurricanes Harvey and Irma.

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

Interest Rate Risk

Our operating results are subject to risk from interest rate fluctuations on our Credit Facilities, which carry variable interest rates. As of September 28, 2017, our outstanding variable rate debt aggregated approximately $191.5 million. Based on September 28, 2017 debt levels, an increase or decrease of 1% in the effective interest rate would cause an increase or decrease in interest cost of approximately $1.9 million over the next 12 months. To lessen our exposure to changes in interest rate risk, we entered into a  $205.0 million interest rate cap agreements in November 2016 with Bank of America and Wells Fargo that cap our LIBOR at 2.0% beginning in December 2016.

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

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in the final prospectus, dated July 20, 2017 and filed with the Securities and Exchange Commission (the “SEC”) in accordance with Rule 424(b) of the Securities Act of 1933 on July 20, 2017 (the “Secondary Prospectus”). There have been no material changes to the risk factors disclosed in the Secondary Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description
3.1	Restated Certificate of Incorporation of Floor & Decor Holdings, Inc.(1)
3.2	Second Amended and Restated Bylaws of Floor & Decor Holdings, Inc.(1)
15	Letter from Ernst & Young LLP regarding unaudited interim financial information
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Prospectus of Floor & Decor Holdings, Inc., dated July 20, 2017 and filed with the SEC in accordance with Rule 424(b) of the Securities Act of 1933 on July 20, 2017(2)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed as an exhibit to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-216000) filed with the SEC on April 24, 2017, and incorporated herein by reference.
(2)	Incorporated by reference to the Prospectus of Floor & Decor Holdings, Inc., dated July 20, 2017 and filed with the SEC in accordance with Rule 424(b) of the Securities Act of 1933 on July 20, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOOR & DECOR HOLDINGS, INC.

Dated: November 2, 2017	By:	/s/ Thomas V. Taylor
Thomas V. Taylor
Chief Executive Officer
(Principal Executive Officer)

Dated: November 2, 2017	By:	/s/ Trevor S. Lang
Trevor S. Lang
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)