Form 10-K
period 2017-12-28
Floor & Decor Holdings, Inc.
filed 2018-03-05
CIK 1507079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2017

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 001-38070

Floor & Decor Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-3730271
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2233 Lake Park Drive Smyrna, Georgia	30080
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (404) 471-1634

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Class A Common Stock $0.001 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§299.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates as of June 29, 2017 was $765 million.  There were 95,663,245 shares of Common Stock outstanding as of March 1, 2018.

Documents Incorporated by Reference:

Portions of the Registrant’s proxy statement for the Annual Meeting of Shareholders to be filed pursuant to Regulation 14A of the Exchange Act on or before April 27, 2018, are incorporated by reference into Part III of this Form 10-K.

PART I

FORWARD LOOKING STATEMENTS.

The discussion in this Annual Report on Form 10-K (this “Annual Report”), including under Item 1A, “Risk Factors” of Part I and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II, contains forward-looking statements. All statements other than statements of historical fact contained in this Annual Report, including statements regarding our future operating results and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements are based on management’s current expectations and assumptions regarding the Company’s business, the economy and other future conditions, including the impact of recent natural disasters on sales. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “seeks,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “budget,” “potential” or “continue” or the negative of these terms or other similar expressions.

The forward-looking statements contained in this Annual Report are only predictions. Although we believe that the expectations reflected in the forward-looking statements in this Annual Report are reasonable, we cannot guarantee future events, results, performance or achievements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements in this Annual Report, including, without limitation, those factors described in Item 1A, “Risk Factors” of Part I and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II. Some of the key factors that could cause actual results to differ from our expectations include the following:

•	an overall decline in the health of the economy, the hard surface flooring industry, consumer spending and the housing market;
•	any disruption in our distribution capabilities resulting from our inability to operate our distribution centers going forward;
•	competition from other stores and internet-based competition;
•	our failure to execute our business strategy effectively and deliver value to our customers;
•	our inability to manage our growth;
•	our inability to manage costs and risks relating to new store openings;
•	our dependence on foreign imports for the products we sell;
•	our inability to find, train and retain key personnel;
•	violations of laws and regulations applicable to us or our suppliers;
•	our failure to adequately protect against security breaches involving our information technology systems and customer information;
•	our failure to successfully anticipate consumer preferences and demand;
•	our inability to find available locations for our stores or our store support center on terms acceptable to us;
•	our inability to obtain merchandise on a timely basis at prices acceptable to us;
•	suppliers may sell similar or identical products to our competitors;
•	our inability to maintain sufficient levels of cash flow to meet growth expectations;
•	our inability to manage our inventory obsolescence, shrinkage and damage;
•	fluctuations in material and energy costs;
•	our vulnerability to natural disasters and other unexpected events;

•	an overall decline in the health of the economy, the hard surface flooring industry, consumer spending, and the housing market; and
•	restrictions imposed by our indebtedness on our current and future operations.

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The forward-looking statements contained in this Annual Report speak only as of the date hereof. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. If a change to the events and circumstances reflected in our forward-looking statements occurs, our business, financial condition and operating results may vary materially from those expressed in our forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.

ITEM 1.              BUSINESS.

Except where the context suggests otherwise, the terms “Floor & Decor Holdings, Inc.,” “Floor & Decor,” the “Company,” “we,” “us,” and “our” refer to Floor & Decor Holdings, Inc., a Delaware corporation, together with its consolidated subsidiaries.

Our fiscal year is the 52 or 53 week period ending on the Thursday preceding December 31. The following discussion contains references to fiscal 2013, fiscal 2014, fiscal 2015, fiscal 2016, fiscal 2017 and fiscal 2018, which represent our fiscal years ended December 26, 2013, December 25, 2014, December 29, 2016, December 28, 2017 and December 27, 2018, all of which are 52 week periods, and our fiscal year ended December 31, 2015, which was a 53 week period.

Our Company

Founded in 2000, Floor & Decor is a high‑growth, differentiated, multi‑channel specialty retailer of hard surface flooring and related accessories with 83 warehouse‑format stores across 21 states. We believe that we offer the industry’s broadest in‑stock assortment of tile, wood, laminate and natural stone flooring along with decorative and installation accessories at everyday low prices positioning us as the one‑stop destination for our customers’ entire hard surface flooring needs. We appeal to a variety of customers, including professional installers and commercial businesses (“Pro”), Do It Yourself customers (“DIY”) and customers who buy the products for professional installation (“Buy it Yourself” or “BIY”). Our Pro customers are loyal, shop often and help promote our brand. The combination of our category and product breadth, low prices, in‑stock inventory in project‑ready quantities, proprietary credit offerings, free storage options and dedicated customer service positions us to gain share in the attractive Pro customer segment. We believe our DIY customers spend significant time planning their projects while conducting extensive research in advance. We provide our customers with the education and inspiration they need before making a purchase through our differentiated online and in‑store experience.

Our warehouse‑format stores, which average approximately 73,000 square feet, are typically larger than any of our specialty retail flooring competitors’ stores. Other large format home improvement retailers only allocate a small percentage of their floor space to hard surface flooring and accessories. When our customers walk into a Floor & Decor store for the first time, we believe they are amazed by our visual presentation, our store size, our everyday low prices and the breadth and depth of our merchandise. We believe that our inspiring design centers, creative and informative visual merchandising, and accessible price points greatly enhance our customers’ experience. Our stores are easy to navigate and designed to interactively showcase the wide array of designs and product styles a customer can create with our flooring and decorative accessories. We engage our customers both through our trained store associates and designers who can assist in narrowing choices and making the process of home renovation easier, as well as our staff dedicated to serving Pro customers. By carrying a deep level of hard surface flooring inventory and wide range of tools and accessories, we seek to offer our customers immediate availability on everything they need to complete their entire flooring or remodeling project. In addition to our stores, our website FloorandDecor.com showcases our products, offers informational training and design ideas and has our products available for sale, which a customer can pick up in‑store or have delivered. Our ability to purchase directly from manufacturers through our direct sourcing model enables us to be fast to market with a balanced assortment of bestseller and unique, hard to find items that are the latest trend‑right products. We believe these factors create a differentiated value proposition for Floor & Decor and drive customer loyalty with our Pro, DIY and BIY hard surface flooring customers in our markets, as evidenced by our track record of consistent double digit comparable store sales growth, which has averaged 17.5% over the last five years. Based on these characteristics, we believe Floor & Decor is redefining and expanding the addressable market size of the hard surface flooring category and that we have an opportunity to significantly expand our store base to approximately 400 stores nationwide within the next 15 years, as described in more detail below.

Our Company was founded in 2000 by our Vice Chairman Vincent West, who opened the first Floor & Decor store in Atlanta, Georgia, with the vision of being the low‑price leader for hard surface flooring. As we have grown, we have implemented a customer‑focused and decentralized approach to managing our business. We provide our store leadership and regional operating teams with regular training and sophisticated information technology systems. We also train and incentivize our store associates to deliver a superior experience to our customers. Taken together, these elements create a customer‑centric culture that helps us achieve our operational and financial goals.

Over the last several years, we have invested significant resources across our business and infrastructure to support innovation and growth. We believe that these investments will continue to strengthen our customer value proposition and further differentiate Floor & Decor from our competition, positioning us for continued market share gains. We have made significant investments in product innovation across all categories, improving our assortment and seeking to provide more value to our Pro, DIY and BIY customers. We have also invested in technology and personnel to support our stores. We believe that our investment in our business will continue to improve our customer value proposition, differentiating us and strengthening our competitive advantage.

We believe our strong financial results are a reflection of our consistent and disciplined culture of innovation and reinvestment, creating a differentiated business model in the hard surface flooring category, as evidenced by the following:

•nine consecutive years of double digit comparable store sales growth averaging 15.4% per year (and averaging 17.5% per year for fiscal 2013 to fiscal 2017), with a 16.6% increase in fiscal 2017 compared to 19.4% for fiscal 2016;

•store base expansion from 38 warehouse‑format stores at the end of fiscal 2013 to 83 at the end of fiscal 2017, representing a compound annual growth rate (“CAGR”) of 21.6%; we added 14 warehouse‑format stores during fiscal 2017, which was a 20.3% growth in units compared to fiscal 2016;

•total net sales growth from $444.0 million to $1,384.8 million from fiscal 2013 to fiscal 2017, representing a CAGR of 32.9%;

•net income growth from $11.1 million to $101.3 million from fiscal 2013 to fiscal 2017, representing a CAGR of 73.9%;

•Adjusted EBITDA growth from $36.5 million to $158.8 million from fiscal 2013 to fiscal 2017, representing a CAGR of 44.4%, which includes significant investments in our sourcing and distribution network, integrated IT systems and corporate overhead to support our future growth. Adjusted EBITDA was $158.8 million for fiscal 2017, an increase of 46.5% over fiscal 2016. Adjusted EBITDA is a non‑GAAP (as defined below) financial measure. For a reconciliation of net income to Adjusted EBITDA, see Item 6 “Selected Financial Data.”

Net Sales (in millions)	Comparable Store Sales Growth

Our Competitive Strengths

We believe our strengths, described below, set us apart from our competitors and are the key drivers of our success.

Unparalleled Customer Value Proposition.  Our customer value proposition is a critical driver of our business. The key components include:

Differentiated Assortment Across a Wide Variety of Hard Surface Flooring Categories.  Our stores are generally larger than those of our specialty retail flooring competitors, and we allocate substantially more square footage to hard surface flooring and accessories than large home improvement retailers. We believe we have the most comprehensive in‑stock, trend‑right product assortment in the industry within our categories with on average approximately 3,600 SKUs in each store, which based on our market experience is a far greater in‑stock offering than any other flooring retailer. Additionally, we customize our product assortment at the store level for the regional preferences of each market. We have an ongoing product line review process across all categories that allows us to identify and interpret emerging trends in hard surface flooring. We work with our suppliers to quickly introduce new products and styles in our stores. We appeal to a wide range of customers through our “good/better/best” merchandise selection, as well as through our broad range of product styles from classic to modern, as well as new trend‑right products. We consistently innovate with proprietary brands and products that appeal to certain customers with over 50 proprietary brands, including AquaGuard® and NuCore®.

Low Prices.  We provide everyday low prices in the retail hard surface flooring market. Our merchandising and individual store teams competitively shop each market so that we can offer our flooring products and related accessories at low prices. We also work with our vendors to identify and create new, affordable products in categories traditionally considered high‑end to further democratize hard surface flooring by providing a greater number of options to a larger customer base. We believe we are unique in our industry in employing an “everyday low price” strategy, where we strive to offer our products at consistently everyday low prices throughout the year instead of engaging in frequent promotional activities. Our ability to provide these low prices is supported by our direct‑sourcing model, which strives to eliminate third‑party intermediaries and shortens time to market. We believe this strategy creates trust with our Pro, DIY and BIY customers because they consistently receive low prices at Floor & Decor without having to wait for a sale or negotiate to obtain the lowest price.

One‑Stop Project Destination with Immediate Availability.  We carry an extensive range of products, including flooring and decorative accessories, as well as installation accessories such as thin set, underlayment, grout and tools, to fulfill a customer’s entire flooring project. Our large in‑stock assortment, including decorative and installation accessories, differentiates us from our competitors. Our stores stock job‑size quantities to immediately fulfill a customer’s entire flooring project. In the instance where product is not available in the store, our four regional distribution centers and neighboring stores can quickly ship a product to meet a customer’s needs. On average, each warehouse‑format store carries approximately 3,600 SKUs, which equates to 1.3 million square feet of flooring products or $2.5 million of inventory at cost. Customers also have access to all of our inventory for in‑store pick up or delivery through FloorandDecor.com.

Unique and Inspiring Shopping Environment.  Our stores average approximately 73,000 square feet and are typically designed with warehouse features including high ceilings, clear signage, bright lighting and industrial racking and are staffed with knowledgeable store associates. We offer an easy‑to‑navigate store layout with clear lines of sight and departments organized by our major product categories of tile, wood, laminate, natural stone, decorative accessories and installation accessories. We believe our unique signage, which clearly displays individual product features and benefits, improves the ease of shopping and facilitates customer decision making. We use merchandise displays and point of sale marketing throughout our stores to highlight product features, benefits and design elements. These features educate and enable customers to visualize how the product would look in their homes or businesses. Furthermore, we encourage customers to interact with our merchandise, to experiment with potential designs and to see the actual product they will purchase, an experience that is not possible in flooring stores that do not carry in‑stock inventory in project‑ready quantities. The majority of our stores have design centers that showcase project ideas to further inspire our customers, and we employ experienced designers in all of our stores to provide free design consulting. Additionally, we provide a robust online experience for potential customers on FloorandDecor.com. For our DIY customers, we also offer weekly “how‑to” installation classes on Saturdays. We believe inspiring and educating customers within our stores and on our website provides us with a significant competitive advantage in serving our customers.

Extensive Service Offering to Enhance the Pro Customer Experience.  Our focus on meeting the unique needs of the Pro customer, and by extension the BIY customer, drives our estimated sales mix of approximately 60% Pro and BIY customers, which we believe represents a higher percentage than our competitors. We provide an efficient one‑stop shopping experience for our Pro customers, offering low prices on a broad selection of high‑quality flooring products, deep inventory levels to support immediate availability of our products, modest financial credit, free storage for purchased inventory, the convenience of early store hours and, in most stores, separate entrances for merchandise pick‑up. Additionally, each store has a dedicated Pro sales force with technology to service our Pro customer more efficiently, and we have rolled out Pro Zones, which are areas offering a variety of services to Pro customers, in a majority of our stores. We believe by serving the needs of Pro customers, we drive repeat and high‑ticket purchases, customer referrals and brand awareness from this attractive and loyal customer segment.

Decentralized Culture with an Experienced Store‑Level Team and Emphasis on Training.  We have a decentralized culture that empowers managers at the store and regional levels to make key decisions to maximize the customer experience. Our store managers, who carry the title Chief Executive Merchant, have significant flexibility to customize product mix, pricing, marketing, merchandising, visual displays and other elements in consultation with their regional leaders. We tailor the merchandising assortment for each of our stores for local market preferences, which we believe differentiates us from our national competitors that tend to have standard assortments across markets. Throughout the year, we train all of our employees on a variety of topics, including product knowledge, leadership and store operations. Our store managers and store department managers are an integral part of our company, and many have over 15 years of relevant industry experience in retail. We have made important investments in the training and development of our people, including the creation of a full time training department. Approximately 70% of our new store management positions are filled through internal promotions. We also have incentive compensation programs for all employees, regardless of position or title. We train prospective store managers at our Floor & Decor University, which is part of an extensive training program. Once a year, we hold a four day training session with our senior management, regional directors and store managers, where we focus on the upcoming year’s strategic priorities to keep our entire business aligned. We believe our decentralized culture and coordinated training foster an organization aligned around providing a superior customer experience, ultimately contributing to higher net sales and profitability.

Sophisticated, Global Supply Chain.  Our merchandising team has developed direct sourcing relationships with manufacturers and quarries in over 18 countries. Through these relationships, we believe we understand the best places to procure our various product categories. We currently source our products from more than 180 vendors worldwide and have developed long‑term relationships with many of them. We often collaborate with our vendors to design and manufacture products for us to address emerging customer preferences that we observe in our stores and markets. We procure the majority of our products directly from the manufacturers, which eliminates additional costs from exporters, importers, wholesalers and distributors. We believe direct sourcing is a key competitive advantage, as many of our specialty retail flooring competitors are too small to have the scale or the resources to work directly with suppliers. Over the past several years, we have established a Global Sourcing and Compliance Department to, among other things, enhance our policies and procedures to address compliance with appropriate regulatory bodies, including compliance with the requirements of the Lacey Act of 1900 (as amended, the “Lacey Act”), the California Air Resources Board (“CARB”) and the Environmental Protection Agency (“EPA”). We also utilize third ‑party consultants for audits, testing and surveillance to ensure product safety and compliance. Additionally, we have invested in technology and personnel to collaborate throughout the entire supply chain process to support our direct sourcing model, which has improved our ability to find, manage and source trend‑right merchandise quickly and at lower costs, allowing us to offer products at low prices while maintaining attractive gross margins.

Highly Experienced Management Team with Proven Track Record.  Led by our Chief Executive Officer, Tom Taylor, our management team brings substantial expertise from leading retailers and other companies across core functions, including store operations, merchandising, marketing, real estate, e‑commerce, supply chain management, finance, legal and information technology. Tom Taylor, who joined us in 2012, spent 23 years at The Home Depot, where he most recently served as Executive Vice President of Merchandising and Marketing with responsibility for all stores in the United States and Mexico. Over the course of his career at The Home Depot, Tom Taylor helped expand the store base from fewer than 15 stores to over 2,000 stores. Our Executive Vice President and Chief Merchandising Officer, Lisa Laube, has over 30 years of merchandising and leadership experience with leading specialty retailers, including most recently as President of Party City. Our Executive Vice President and Chief Financial Officer, Trevor Lang, brings more than 20 years of accounting and finance experience, including 17 years of Chief Financial Officer and Vice President of Finance experience at public companies, including most recently as the Chief Financial Officer and Chief Administrative Officer of Zumiez Inc. Our entire management team drives our organization with a focus on strong merchandising, superior customer experience, expanding our store footprint, and fostering a strong, decentralized culture. We believe our management team is an integral component of our achieving strong financial results.

Our Growth Strategy

We expect to continue to drive our strong net sales and profit growth through the following strategies:

Open Stores in New and Existing Markets.  We believe there is an opportunity to significantly expand our store base in the United States from 83 warehouse‑format stores currently to approximately 400 stores nationwide over the next 15 years based on our internal research with respect to housing density, demographic data, competitor concentration and other variables in both new and existing markets. We plan to target new store openings in both existing and new, adjacent and underserved markets. We have a disciplined approach to new store development, based on an analytical, research‑driven site selection method and a rigorous real estate approval process. We believe our new store model delivers strong financial results and returns on investment, targeting net sales on average of $10 million to $13 million and positive four‑wall Adjusted EBITDA in the first year, pre‑tax payback in two to three years and cash‑on‑cash returns of greater than 50% in the third year. On average, our stores opened after 2011 have exceeded this model.

Over the past several years, we have made significant investments in personnel, information technology, warehouse infrastructure and connected customer strategies to support our current growth and the expansion of our stores. We intend to grow our store base by approximately 20% annually over the next several years. The performance of our new stores opened over the last three years, the performance of our older stores over that same time frame, our disciplined real estate strategy and the track record of our management team in successfully opening retail stores support our belief in the significant store expansion opportunity.

Increase Comparable Store Sales.  We expect to grow our comparable store sales by continuing to offer our customers a dynamic and expanding selection of compelling, value‑priced hard surface flooring and accessories while maintaining strong service standards for our customers. We regularly introduce new products into our assortment through our category product line review process, including collaboration with our vendors to bring to market innovative products such as water‑resistant laminates. Because almost half of our stores have been opened for less than three years, we believe they will continue to drive comparable store sales growth as they ramp to maturity. We believe that we can continue to enhance our customer experience by focusing on service, optimizing sales and marketing strategies, investing in store staff and infrastructure, remodeling existing stores and improving visual merchandising and the overall aesthetic appeal of our stores. We also believe that growing our proprietary credit offering, further integrating connected customer strategies and enhancing other key information technology, will contribute to increased comparable store sales. As we increase awareness of Floor & Decor’s brand, we believe there is a significant opportunity to gain additional market share, especially from independent flooring retailers and large format home improvement retailers. We are also adding adjacent categories that align with flooring projects like frameless glass in the bathroom and customized countertops for the kitchen. We believe the combination of these initiatives plus the expected growth of the hard surface flooring category described in more detail under “Our Industry” below will continue to drive strong comparable store sales growth.

Continue to Invest in the Pro Customer.  We believe our differentiated focus on Pro customers has created a competitive advantage for us and will continue to drive our net sales growth. We will invest in gaining and retaining Pro customers due to their frequent and high‑ticket purchases, loyalty and propensity to refer other potential customers. We have made important investments in the Pro services regional team to better recruit and train the Pro services team in each store, new technology such as integrated CRM software to help us further penetrate and grow our Pro business, dedicated phone lines for our Pro customers to call and text, commercial credit and open account terms, jobsite delivery, a dedicated website for Pro customers, training on technical flooring installation solutions, and tools to facilitate large commercial jobs sourced throughout the store. We plan to further invest in initiatives to increase speed of service, improve financing solutions, leverage technology, elevate our Pro branding, dedicate additional store and regional staffing to support Pro customers and enhance the in‑store experience for our Pro customers. We have implemented a “Pro Zone” in a majority of our stores that focuses on the specific needs of the Pro customer. Additionally, we communicate our value proposition and various Pro‑focused offerings by hosting a number of Pro networking events. Building on our success in serving the Pro customer, in 2016 we entered the adjacent commercial sales channel, thus increasing the size of the addressable market we serve. Our commercial effort, which we have branded F&D Commercial, initially targets corporate customers with large flooring needs across the hospitality, multi‑family and retail sectors. We believe Pro customers will continue to be an integral part of our sales growth, and the commercial channel will provide incremental revenue and profit opportunities in the future.

Expand Our “Connected Customer” Experience.  Floor & Decor’s online experience allows our Pro, BIY and DIY customers to explore our product selection and design ideas before and after visiting our stores and offers the convenience of making online purchases for delivery or pick up in‑store. We believe our online platform reflects our brand attributes and provides a powerful tool to educate, inspire and engage our consumers, and we view our website and multi‑channel strategies as leading our brand. Our research indicates that 67% of our shoppers have visited our website. We continuously invest in our connected customer strategies to improve how our customers experience our brand. For example, we regularly update our website, which provides our customers with inspirational vignettes, videos, products and education. Additional initiatives include: (i) implementing our new CRM to obtain a single view of our customers, (ii) developing personalized content based on location, purchase and browsing history, (iii) developing more relevant content and improved search and purchasing tools to help customers add decorative and installation accessories, (iv) creating frequently asked questions to help customers choose the best product for their jobs and (v) implementing online scheduling tools to access our designers. We believe this reinforces our unique customer value proposition and ultimately drives sales. Currently, e‑commerce sales represent less than 6% of our total net sales. While the hard surface flooring category has a relatively low penetration of e‑commerce sales due to the nature of the product, we believe our connected customer presence represents an attractive growth opportunity to drive consumers to Floor & Decor.

Enhance Margins Through Increased Operating Leverage  Since 2011, we have invested significantly in our sourcing and distribution network, integrated IT systems and corporate overhead to support our growth. We expect to leverage these investments as we grow our net sales. Additionally, we believe operating margin improvement opportunities will include enhanced product sourcing processes and overall leveraging of our store‑level fixed costs, existing infrastructure, supply chain, corporate overhead and other fixed costs resulting from increased sales productivity. We anticipate that the planned expansion of our store base and growth in comparable store sales will also support increasing economies of scale.

Our Industry

Floor & Decor operates in the large, growing and highly fragmented $11.5 billion hard surface flooring market (in manufacturers’ dollars), which is part of the larger $22 billion U.S. floor coverings market (in manufacturers’ dollars) based on a 2017 research report by Catalina Research, Inc., a leading provider of market research for the floor coverings industry (the “Catalina Floor Coverings Report”). We estimate that after the retail markup, we represent only approximately 7% of an estimated $20 billion market. The competitive landscape of the hard surface flooring market includes big‑box home improvement centers, national and regional specialty flooring retailers, and independent flooring retailers. We believe we benefit from growth in the overall hard surface flooring market, which, based on the Catalina Floor Coverings Report, grew on average 9% per year from 2012 to 2017 and is estimated to grow on average 3%‑5% per year from 2018 through 2022, assuming no negative economic cycle, housing downturn or recession. We believe that growth in the hard surface flooring market has been and will continue to be driven by home remodeling demand drivers such as the aging household inventory, millennials forming households, existing home sales, rising home equity values and the secular shift from carpet to hard surface flooring. In addition, we believe we have an opportunity to increase our market share as our competitors are unable to compete on our combination of price, service and in‑stock assortment.

Based on our internal market research, key long‑term industry trends include increasing spend on home renovations, aging of the existing housing stock, rising level of home ownership, growing average size of homes and favorable demographic trends. Based on the National Association of Home Builders Remodeling Market Index, current market conditions and future market indicators suggest that remodeling demand is accelerating in a strengthening home remodel cycle. For more than a decade, hard surface flooring has consistently taken share from carpet as a percentage of the total floor coverings market, increasing from 39% of the market in 2002 to 52% in 2017 based on the Catalina Floor Coverings Report. Historically, mix shift towards hard surface flooring has been driven by product innovation, changing consumer preferences, better hygiene qualities, increasing ease of installation and higher durability. Product innovation, which has been aided by the increasing use of technology such as inkjet tile printing, waterproof wood‑look flooring and water‑resistant laminates, and non‑traditional uses of hard surface flooring including walls, fireplaces and patios have increased the size of the hard surface flooring market and has allowed us to better serve customer needs.

We believe we have an opportunity to continue to gain share in the hard surface flooring market with the largest selection of tile, wood, laminate, natural stone, decorative accessories and installation accessories. Our strong focus on the customer experience drives us to remain innovative and locally relevant while maintaining low prices and in‑stock merchandise in a one‑stop shopping destination.

Our Products

We offer an assortment of tile, wood, laminate and natural stone flooring, along with decorative and installation accessories at everyday low prices. Our objective is to carry a broad and deep product offering in order to be the one‑stop destination for our customer’s entire project needs. We seek to showcase products in our stores and online to provide multiple avenues for inspiration throughout a customer’s decision‑making process.

Our strategy is to fulfill the product needs of our Pro, DIY and BIY customers with our extensive assortment, in‑stock inventory and merchandise selection across a broad range of price points. We offer bestseller products in addition to the more unique, hard to find items that we believe our customers have come to expect from us. We source our products from around the world, constantly seeking new and exciting merchandise to offer our customers. Our goal is to be at the forefront of hard surface flooring trends in the market, while offering low prices given our ability to source directly from manufacturers and quarries.

We utilize a regional merchandising strategy in order to carry products in our stores that cater to the preferences of our local customer base. This strategy is executed by our experienced merchandising team, which consists of store support center merchants and regional merchants, who work with our individual stores to ensure they have the appropriate product mix for their location. Our store support center merchants are constantly seeking new products and following trends by attending trade shows and conferences, as well as by shopping the competition, while our store associates are in touch with customers in the store. We schedule regular meetings to review information gathered and make future product development decisions. This constant connectivity between our stores, regional merchants, store support center merchants and our vendors allows us to quickly bring new and compelling products to market.

Our fiscal 2017 net sales by key product categories are set forth below:

Category	Products Offered	Select Product Highlights
Tile	Porcelain, White Body, Ceramic

We offer a wide selection of Porcelain, White Body and Ceramic tiles from 4”x4” all the way up to 24”x72”. We source many products directly from Italy, where many design trends in tile originate. We offer traditional stone looks as well as wood‑looking planks and contemporary products like cement‑look and vein cut styles. We work with many factories in the United States, China, Italy, Mexico, Brazil and other countries to bring the most in‑demand styles at low prices.

Wood	Solid Prefinished Hardwood, Solid Unfinished Hardwood, Engineered Hardwood, Bamboo, Cork, Wood Wall

We sell common species such as Oak, Walnut, Birch, Hickory and Maple but also exotics such as Bamboo, Brazilian Cherry, and Acacia, all in multiple colors. Our wood flooring comes in multiple widths from 2 1/4” up to 9 3/4” wide planks. Customers have the option of buying prefinished or unfinished flooring in many of our stores.

Category	Products Offered	Select Product Highlights
Natural Stone	Marble, Travertine, Limestone, Slate, Granite

Natural stone is quarried around the world, and we typically buy directly from the source. For example, we buy marble from Italy, Spain, Turkey, Portugal and China, travertine from Turkey and Mexico, and slate from India. We work with factories in these countries and others to cut stone tiles in many sizes, finishes and colors.

Laminate/Luxury Vinyl Plank (“LVP”)	Laminate Flooring, Luxury Vinyl, Engineered/Composite Vinyl

Laminate, AquaGuard® water-resistant laminate, NuCore®,  DuraLux® Rigid and Luxury Vinyl plank flooring is offered in styles that mimic our bestselling tile and wood species, colors and finishes. Our product offers a full range of installation methods, many are water‑resistant to waterproof, and all are great for customers who want the beauty of real hardwood and stone but the ease of maintenance and durability that laminate and luxury vinyl offer.

Decorative Accessories	Glass, Natural Stone, Porcelain and Ceramic Mosaics and Decorative Tiles, Decorative Trims, Prefabricated Countertops, Medallions, Wall Tile

With over 700 choices in glass, stone mosaics and decoratives, we can customize nearly any look or style a customer desires. This high margin, trend‑forward, distinctive category is a favorite of our designers and offers customers an inexpensive way to quickly update a backsplash or shower.

Accessories (Installation Materials and Tools)	Grout, Underlayment, Adhesives, Mortar, Backer Board, Power and Hand Tools, Wood Moldings, Wood Glues, Blades

This category offers everything a customer needs to complete his or her project, including backer board, mortar, grout, underlayment, adhesives, wood glues, molding and tools. We sell top brands, which we believe are highly valued by our customers.

Stores

We operate 83 warehouse‑format stores across 21 states and one small 5,500 square foot design center. Most of our stores are situated in highly visible retail and industrial locations. Our warehouse‑format stores average approximately 73,000 square feet and carry on average approximately 3,600 flooring, decorative and installation accessory SKUs, which equates to approximately 1.3 million square feet of flooring products or $2.5 million of inventory at cost.

Each of our stores is led by a store manager who holds the title Chief Executive Merchant and is supported by an operations manager, department managers and a Pro sales manager. Our store managers focus on providing superior customer service and creating customized store offerings that are tailored to meet the specific needs of their stores. Beyond the store managers, each store is staffed with associates, the number of whom vary depending on sales volume and size of the store. We dedicate significant resources to training all of our new store managers through Floor & Decor University and in the field across all product areas, with store‑level associates receiving certification on specific product areas. Ongoing training and continuing education is provided for all employees throughout the year.

We believe there is an opportunity to significantly expand our store base in the United States from our 83 warehouse‑format stores currently to approximately 400 stores nationwide within the next 15 years based on our internal research with respect to housing density, demographic data, competitor concentration and other variables in both new and existing markets. Over the next several years, we plan to grow our store base by approximately 20% per year, with approximately half being opened in existing geographies and approximately half being opened in new markets. We have developed a disciplined approach to new store development, based on an analytical, research‑driven method to site selection and a rigorous real estate review and approval process. By focusing on key demographic characteristics for new site selection, such as aging of homes, length of home ownership and median income, we expect to open stores with attractive returns.

When opening new stores, inventory orders are placed several months prior to a new store opening. Significant investment is made in building out or constructing the site, hiring and training employees in advance, and advertising and marketing the new store through pre‑opening events to draw the flooring industry community together. Each new store is thoughtfully designed with store interiors that include interchangeable displays on wheels, racking to access products and stand‑up visual displays to allow ease of shopping and an exterior highlighted by a large, bold Floor & Decor sign. The majority of our stores have design centers that showcase project ideas to further inspire our customers, and in all of our stores, we employ experienced designers to provide design consulting to our customers free of charge. We have rolled out “Pro Zones”, which are dedicated areas offering a variety of services to Pro customers, in a majority of our stores.

Our new store model targets a store size of 60,000‑80,000 square feet, total initial net cash investment of approximately $4 million to $5 million, targeting net sales on average of $10 million to $13 million and positive four‑wall Adjusted EBITDA in the first year, pre‑tax payback in two to three years and cash‑on‑cash returns of greater than 50% in the third year. On average, our stores opened after 2011 have exceeded this model. We believe the success of our stores across geographies and vintages supports the portability of Floor & Decor into a wide range of markets. The performance of our new stores is inherently uncertain and is subject to numerous factors that are outside of our control. As a result, we cannot assure you that our new stores will achieve our target results.

Connected Customer

Our website and our call center are important parts of our integrated connected customer strategy. We aim to elevate the customer experience through our website FloorandDecor.com. Growing our e‑commerce sales provides us with additional opportunity to enhance our connected customer experience for our customers. Home renovation and remodeling projects typically require significant investments of time and money from our DIY customers, and they consequently plan their projects carefully and conduct extensive research online. FloorandDecor.com is an important tool for engaging them throughout this process, educating them on our product offerings and providing them with design ideas. Our Pro customers use the website to browse our broad product assortment, to continually educate themselves on new techniques and trends and to share our virtual catalogue and design ideas with their customers. In addition, sales associates at our call center are available to assist our customers with their projects and questions. We designed the website to be a reflection of our stores and to promote our wide selection of high quality products and low prices. To this end, we believe the website provides the same region‑specific product selection that customers can expect in our stores, but also the opportunity to extend our assortment by offering the entire portfolio of products.

In addition to highlighting our broad product selection, we believe FloorandDecor.com offers a convenient opportunity for customers to purchase products online and pick them up in our stores. Approximately 85% of our e‑commerce sales are picked up in‑store. As we continue to grow, we believe connected customer will become an increasingly important part of our strategy.

Marketing and Advertising

We use a multi‑platform approach to increasing Floor & Decor’s brand awareness, while historically maintaining a low average advertising to net sales ratio of approximately 3%. We use traditional advertising media, combined with social media and online marketing, to share the Floor & Decor story with a growing audience. We take the same customized approach with our marketing as we do with our product selection; each region has a varied media mix based on local trends and what we believe will most efficiently drive sales. To further enhance our targeting efforts, our store managers have significant input into the store’s marketing spend.

A key objective of our messaging is to make people aware of our stores, products and services. Based on internal research, we estimate the conversion rate from a customer visiting one of our stores to purchasing our products is 81%.

As part of our focus on local markets, our stores have events that promote Floor & Decor as a hub for the local home improvement community. We feature networking events for Pro customers, giving them a chance to meet our sales teams, interact with others in the home improvement industry and learn about our newest products. For DIY customers, we regularly offer how‑to classes on product installation. We believe these events serve to raise the profile of the Floor & Decor stores in our communities while showcasing our tremendous selection of products and services.

We want our customers to have a great experience at their local Floor & Decor store. With our TV and radio commercials, print and outdoor ads, in‑store flyers, online messaging and community events, we show our customers that we are a trusted resource with a vast selection, all at a low price.

Sourcing

Floor & Decor has a well‑developed and geographically diverse supplier base. We source our industry leading merchandise assortment from over 180 suppliers in over 18 countries, and maintain good relationships with our vendors. No supplier accounts for more than 10% of our net sales, other than one supplier that accounts for approximately 10% of our net sales. We continue to increase our sourcing from suppliers outside of the United States, and where appropriate, we are focused on bypassing agents, brokers, distributors and other middlemen in our supply chain in order to reduce costs and lead time. Over the past several years, we have established a Global Sourcing and Compliance Department to, among other things, develop and implement policies and procedures to address compliance with appropriate regulatory bodies, including compliance with the requirements of the Lacey Act, CARB and the EPA. In addition we utilize third ‑party consultants for audits, testing and surveillance to ensure product safety and compliance. Additionally, we have invested in technology and personnel to collaborate throughout the entire supply chain process. We believe that our direct sourcing model and the resulting relationships we have developed with our suppliers are distinct competitive advantages. The cost savings we achieve by directly sourcing our merchandise enable us to offer our customers low prices. Additionally, our close relationships with suppliers allow us to collaborate with them directly to develop and quickly introduce innovative and quality products that meet our customers’ evolving tastes and preferences at low prices. We plan to continue increasing the percentage of merchandise that we directly source from suppliers.

Distribution and Order Fulfillment

We have invested significant resources to develop and enhance our distribution network. We have four distribution centers strategically located across the United States in port cities near Savannah, Georgia; Houston, Texas; Los Angeles, California; and Miami, Florida. We expect to close our distribution center near Miami, Florida in the first quarter of 2018. Third‑party brokers arrange the shipping of our international and domestic purchases to our distribution centers and stores and bill us for shipping costs according to the terms of the purchase agreements with our suppliers. We are typically able to transport inventory from our distribution centers to our stores in less than one week. This quick turnaround time enhances our ability to maintain project‑ready quantities of the products stocked in our stores. To further strengthen our distribution capabilities, we have converted all of our distribution centers to Company‑operated facilities. In conjunction with the change in responsibility, we have implemented a new warehouse management and transportation management system tailored to our unique needs across all four distribution centers. We believe the system will increase service levels, reduce shrinkage and damage, help us better manage our inventory and allow us to better implement our connected customer initiatives.

We recently moved our West Coast distribution center from Carson, California to Moreno Valley, California. We exited the previously occupied 220,000 square foot leased distribution center located in Carson, California in the first quarter of 2017. In the fourth quarter of 2017, we began operating in a newly constructed, leased 1.4 million square foot distribution center near Savannah, Georgia. In December 2017, we relocated all of the existing inventory from our prior leased 378,000 square foot distribution center located near Savannah, Georgia to this new distribution center, and in the first quarter of 2018, we are relocating all of the existing inventory from our 322,000 square foot leased distribution center near Miami, Florida to this new distribution center. We exited our lease on the 378,000 square foot distribution center near Savannah, Georgia in the first quarter of 2018 and plan to exit our lease on the 322,000 square foot leased distribution center near Miami, Florida in 2018.

We believe that our current distribution network, along with these recent changes, is sufficient to support our growth over the next year. However, we continue to seek opportunities to enhance our distribution capabilities and align them with our strategic growth initiatives, including distribution center capacity, which we plan to expand in early 2019.

Management Information Systems

We believe that technology plays a crucial role in the continued growth and success of our business. We have sought to integrate technology into all facets of our business, including supply chain, merchandising, store operations, point‑of‑sale, e‑commerce, finance, accounting and human resources. The integration of technology allows us to analyze the business in real time and react accordingly. Our sophisticated inventory management system is our primary tool for forecasting, placing orders and managing in‑stock inventory. The data‑driven platform includes sophisticated forecasting tools based on historical trends in sales, inventory levels and vendor lead times at the store and distribution center level by SKU, allowing us to support store managers in their regional merchandising efforts. We rely on the forecasting accuracy of our system to maintain the in‑stock, project‑ready quantities that our customers rely on. In addition, our employee training certifications are entirely electronic, allowing us to effectively track the competencies of our staff and manage talent across stores. We believe that our systems are sufficiently scalable to support the continued growth of the business.

Competition

The retail hard surface flooring market is highly fragmented and competitive. We face significant competition from large home improvement centers, national and regional specialty flooring chains and independent flooring retailers. Some of our competitors are organizations that are larger, are better capitalized, have existed longer, have product offerings that extend beyond hard surface flooring and related accessories, and have a more established market presence with substantially greater financial, marketing, personnel and other resources than we have. In addition, while the hard surface flooring category has a relatively low threat of new internet‑only entrants due to the nature of the product, the growth opportunities presented by e‑commerce could outweigh these challenges and result in increased competition in this portion of our connected customer strategy. Further, because the barriers to entry into the hard surface flooring industry are relatively low, manufacturers and suppliers of flooring and related products, including those whose products we currently sell, could enter the market and start directly competing with us.

We believe that the key competitive factors in the retail hard surface flooring industry include:

•product assortment;

•product innovation;

•in‑store availability of products in project‑ready quantities;

•product sourcing;

•product presentation;

•customer service;

•store management;

•store location; and

•low prices.

We believe that we compete favorably with respect to each of these factors by providing a highly diverse selection of products to our customers, at an attractive value, in appealing and convenient retail stores.

Our Structure

Floor & Decor Holdings, Inc. (formerly known as FDO Holdings, Inc.) was incorporated as a Delaware corporation in October 2010 in connection with our Sponsors’ (as defined below) acquisition of Floor & Decor Outlets of America, Inc. (“F&D”) in November 2010, which in turn converted from a Georgia corporation into a Delaware corporation in connection therewith.

The following chart illustrates our current corporate structure:

Employees

As of December 28, 2017, we had 5,534 employees, 3,680 of whom were full‑time and none of whom were represented by a union. Of these employees, 4,881 work in our stores, 477 work in corporate, store support, infrastructure, e‑commerce or similar functions, 176 work in distribution centers, and 12 work in our Asia sourcing office in Shanghai, China. We believe that we have good relations with our employees.

Government Regulation

We are subject to extensive and varied federal, state and local laws and regulations, including those relating to employment, the environment, protection of natural resources, import and export, advertising, labeling, public health and safety, product safety, zoning and fire codes. We operate our business in accordance with standards and procedures designed to comply with applicable laws and regulations. Compliance with these laws and regulations has not historically had a material effect on our financial condition or operating results; however, the effect of compliance in the future cannot be predicted.

Our operations and properties are also subject to federal, state and local laws and regulations governing the environment, environmental protection of natural resources and health and safety, including the use, storage, handling, generation, transportation, treatment, emission, release, discharge and disposal of hazardous materials, substances and wastes and relating to the investigation and clean‑up of contaminated properties. Except to the extent of the capital expenditures related to our initiatives described below, compliance with these laws and regulations has not historically had a material effect on our financial condition or operating results, but we cannot predict the effect of compliance in the future.

In particular, certain of our products are subject to laws and regulations relating to the importation, exportation, acquisition or sale of certain plants and plant products, including those illegally harvested (which is prohibited by the Lacey Act), and the emissions of hazardous materials (which in California is governed by regulations promulgated by CARB and federally by regulations promulgated by the EPA). We have established a Global Sourcing and Compliance Department to, among other things, address these requirements, and we work with third‑party consultants to assist us in designing and implementing compliance programs relating to the requirements of the Lacey Act, CARB and the EPA. Further, we could incur material compliance costs or be subject to compliance liabilities or claims in the future, especially in the event new laws or regulations are adopted or there are changes in existing laws and regulations or in their interpretation.

Our suppliers are also subject to the laws and regulations of their home countries, including in particular laws regulating forestry and the environment. We also support social and environmental responsibility among our supplier community and endeavor to enter into vendor agreements with our suppliers that contain representations and warranties concerning environmental, labor and health and safety matters.

Insurance and Risk Management

We use a combination of insurance and self‑insurance to provide for potential liability for workers’ compensation, general liability, product liability, director and officers’ liability, team member healthcare benefits, and other casualty and property risks. Changes in legal trends and interpretations, variability in inflation rates, changes in workers’ compensation and general liability premiums and deductibles, changes in the nature and method of claims settlement, benefit level changes due to changes in applicable laws, insolvency of insurance carriers, and changes in discount rates could all affect ultimate settlements of claims. We evaluate our insurance requirements on an ongoing basis to ensure we maintain adequate levels of coverage.

Legal Proceedings

We are engaged in various legal actions, claims and proceedings arising in the ordinary course of business, including claims related to breach of contracts, products liabilities, intellectual property matters and employment related matters resulting from our business activities. As with most actions such as these, an estimation of any possible and/or ultimate liability cannot always be determined. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Trademarks and other Intellectual Property

As of March 1, 2018, we have 67 registered marks and several pending trademark applications in the United States. We regard our intellectual property, including our over 50 proprietary brands, as having significant value, and our brand is an important factor in the marketing of our products. Accordingly, we have taken, and continue to take, appropriate steps to protect our intellectual property.

ITEM 1A.              RISK FACTORS.

You should carefully consider the risks described below, together with all of the other information included in this Annual Report, including our consolidated financial statements and the related notes thereto, before making an investment decision. The risks and uncertainties set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and operating results. If any of the following events occur, our business, financial condition and operating results could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

Our business, financial condition and operating results are dependent on general economic conditions and discretionary spending by our customers, which in turn are affected by a variety of factors beyond our control. If such conditions deteriorate, our business, financial condition and operating results may be adversely affected.

Our business, financial condition and operating results are affected by general economic conditions and discretionary spending by our customers. Such general economic conditions and discretionary spending are beyond our control and are affected by, among other things:

•	consumer confidence in the economy;
•	unemployment trends;
•	consumer debt levels;
•	consumer credit availability;
•	data security and privacy concerns;
•	the housing market, including housing turnover and whether home values are rising or declining;
•	energy prices;
•	interest rates and inflation;
•	price deflation, including due to low‑cost imports;
•	slower rates of growth in real disposable personal income;
•	natural disasters and unpredictable weather;
•	national security concerns and other geopolitical risks;
•	trade relations and tariffs;
•	tax rates and tax policy; and
•	other matters that influence consumer confidence and spending.

If such conditions deteriorate, our business, financial condition and operating results may be adversely affected. In addition, increasing volatility in financial and capital markets may cause some of the above factors to change with a greater degree of frequency and magnitude than in the past.

The hard surface flooring industry depends on home remodeling activity and other important factors.

The hard surface flooring industry is highly dependent on the remodeling of existing homes, businesses and, to a lesser extent, new home construction. In turn, remodeling and new home construction depend on a number of factors that are beyond our control, including interest rates, tax policy, trade policy, employment levels, consumer confidence, credit availability, real estate prices, existing home sales, demographic trends, weather conditions, natural disasters and general economic conditions. In particular:

•	the national economy or any regional or local economy where we operate could weaken;
•	home‑price appreciation could slow or turn negative;
•	regions where we have stores could experience unfavorable demographic trends;
•	interest rates could rise;
•	credit could become less available;
•	tax rates and/or health care costs could increase; or
•	fuel costs or utility expenses could increase.

Any one or a combination of these factors could result in decreased demand for our products, reduce spending on homebuilding or remodeling of existing homes or cause purchases of new and existing homes to decline. While the vast majority of our net sales are derived from home remodeling activity as opposed to new home construction, a decrease in any of these areas would adversely affect our business, financial condition and operating results.

Any failure by us to successfully anticipate trends may lead to loss of consumer acceptance of our products, resulting in reduced net sales.

Each of our stores is stocked with a customized product mix based on consumer demands in a particular market. Our success therefore depends on our ability to anticipate and respond to changing trends and consumer demands in these markets in a timely manner. If we fail to identify and respond to emerging trends, consumer acceptance of our merchandise and our image with current or potential customers may be harmed, which could reduce our net sales. Additionally, if we misjudge market trends, we may significantly overstock unpopular products, incur excess inventory costs and be forced to reduce the sales price of such products or incur inventory write‑downs, which would adversely affect our operating results. Conversely, shortages of products that prove popular could also reduce our net sales through missed sales and a loss of customer loyalty.

If we fail to successfully manage the challenges that our planned new store growth poses or encounter unexpected difficulties during our expansion, our operating results and future growth opportunities could be adversely affected.

We have 83 warehouse‑format stores and one small‑format standalone design center located throughout the United States as of December 28, 2017. We plan to open 17 stores during fiscal 2018 and to increase the number of new stores that we open during each of the next several years thereafter. This growth strategy and the investment associated with the development of each new store may cause our operating results to fluctuate and be unpredictable or decrease our profits. We cannot ensure that store locations will be available to us, or that they will be available on terms acceptable to us. If additional retail store locations are unavailable on acceptable terms, we may not be able to carry out a significant part of our growth strategy or our new stores’ profitability may be lower. Our future operating results and ability to grow will depend on various other factors, including our ability to:

•	successfully select of new markets and store locations;
•	negotiate leases on acceptable terms;
•	attract, train and retain highly qualified managers and staff;
•	maintain our reputation of providing quality, safe and compliant products; and

•	manage store opening costs.

In addition, consumers in new markets may be less familiar with our brand, and we may need to increase brand awareness in such markets through additional investments in advertising or high cost locations with more prominent visibility. Stores opened in new markets may have higher construction, occupancy or operating costs, or may have lower net sales, than stores opened in the past. In addition, laws or regulations in these new markets may make opening new stores more difficult or cause unexpected delays. Newly opened stores may not succeed or may reach profitability more slowly than we expect, and the ramp‑up to profitability may become longer in the future as we enter more markets and add stores to markets where we already have a presence. Future markets and stores may not be successful and, even if they are successful, our comparable store sales may not increase at historical rates. To the extent that we are not able to overcome these various challenges, our operating results and future growth opportunities could be adversely affected.

Increased competition could cause price declines, decrease demand for our products and decrease our market share.

We operate in the hard surface flooring industry, which is highly fragmented and competitive. We face competition from large home improvement centers, national and regional specialty flooring chains, Internet‑based companies and independent flooring retailers. Among other things, we compete on the basis of breadth of product assortment, low prices, and the in‑store availability of the products we offer in project‑ready quantities, as well as the quality of our products and customer service. As we expand into new and unfamiliar markets, we may experience different competitive conditions than in the past.

Some of our competitors are organizations that are larger, are better capitalized, have existed longer, have product offerings that extend beyond hard surface flooring and related accessories and have a more established market presence with substantially greater financial, marketing, personnel and other resources than we have. In addition, while the hard surface flooring category has a relatively low threat of new internet‑only entrants due to the nature of the product, the growth opportunities presented by e‑commerce could outweigh these challenges and result in increased competition. Competitors may forecast market developments more accurately than we do, offer similar products at a lower cost or adapt more quickly to new trends and technologies or evolving customer requirements than we do. Further, because the barriers to entry into the hard surface flooring industry are relatively low, manufacturers and suppliers of flooring and related products, including those whose products we currently sell, could enter the market and start directly competing with us. Intense competitive pressures from any of our present or future competitors could cause price declines, decrease demand for our products and decrease our market share. Also, if we continue to grow and become more well‑known, other companies may change their strategies to present new competitive challenges. Moreover, in the future, changes in consumer preferences may cause hard surface flooring to become less popular than other types of floor coverings. Such a change in consumer preferences could lead to decreased demand for our products.

All of these factors may harm us and adversely affect our net sales, market share and operating results.

Any disruption in our distribution capabilities or our related planning and control processes may adversely affect our business, financial condition and operating results.

Our success is highly dependent on our planning and distribution infrastructure, which includes the ordering, transportation and distribution of products to our stores and the ability of suppliers to meet distribution requirements. We also need to ensure that we continue to identify and improve our processes and supply chain and that our distribution infrastructure and supply chain keep pace with our anticipated growth and increased number of stores. The cost of these enhanced processes could be significant and any failure to maintain, grow, or improve them could adversely affect our business, financial condition and operating results. Due to our rapid expansion, we have had to significantly increase the size of our distribution centers. Based on our growth intentions we plan to add additional distribution centers or increase the size of our existing distribution centers in the future. Increasing the size of our distribution centers may decrease the efficiency of our distribution costs.

We took over management of our four distribution centers in 2014 from independent third‑party logistics providers. We have limited experience managing our distribution centers and cannot assure you that we will be successful in doing so.

In addition, we recently constructed a new 1.4 million square foot distribution center near Savannah, Georgia. We recently closed our distribution center near Savannah, Georgia, are in the process of closing our distribution center in Miami, Florida and are moving those operations to our new facility near Savannah. While we complete this transition, we may incur unexpected costs, and our ability to distribute our products may be adversely affected. Any disruption in the transition to or operation of our distribution centers could have an adverse impact on our business, financial condition and operating results. In addition, our long‑term plan expects that we will be able to sublet a portion of our previously occupied distribution centers. Any failure to do so on favorable terms could have a negative impact on our financial condition and operating results.

Our success is also dependent on our ability to provide timely delivery to our customers. Our business could also be adversely affected if fuel prices increase or there are delays in product shipments due to freight difficulties, inclement weather, strikes by our employees or employees of third‑parties involved in our supply chain, or other difficulties. If we are unable to deliver products to our customers on a timely basis, they may decide to purchase products from our competitors instead of from us, which would adversely affect our business, financial condition and operating results.

Our operating results may be adversely affected by fluctuations in material and energy costs beyond our control.

Our operating results may be affected by the wholesale prices of hard surface flooring products, setting and installation materials and the related accessories that we sell. These prices may fluctuate based on a number of factors beyond our control, including the price of raw materials used in the manufacture of hard surface flooring, energy costs, changes in supply and demand, concerns about inflation, general economic conditions, labor costs, competition, import duties, tariffs, currency exchange rates, government regulation, duty and other import costs. In particular, energy costs have fluctuated dramatically in the past and may fluctuate in the future. These fluctuations may result in an increase in our transportation costs for distribution from the manufacturer to our distribution centers and from our distribution centers to our retail stores, utility costs for our distribution centers and retail stores and overall costs to purchase products from our suppliers.

We may not be able to adjust the prices of our products, especially in the short‑term, to recover these cost increases, and a continual rise in such costs could adversely affect consumer spending and demand for our products and increase our operating costs, both of which could adversely affect our business, financial condition and operating results.

The ongoing impact of recent hurricanes and related flooding on our business is currently unknown.

In September 2017, hurricanes Harvey and Irma caused damage to thousands of homes in, as well as disruption and delays to the local economies of, the greater Houston area and throughout the state of Florida. The hurricanes and associated flooding negatively impacted our results during the third quarter of fiscal 2017, resulting in over 150 total days of store closures including both full and partial store closures at 24 impacted stores.

As home and business owners rebuild from the hurricanes and the associated flooding, we have seen an increase in sales in the Houston market beginning in September of fiscal 2017. While it is uncertain how long the elevated demand will last, we do not expect it to continue beyond the third quarter of fiscal 2018. We do not believe such increase is indicative of our business, financial condition and future operating results. Additionally, it is uncertain what impact the hurricanes will have on longer term trends in home remodeling and new construction in the impacted markets and how any such changes would impact our business, financial condition and operating results.

Our future success is dependent on our ability to execute our business strategy effectively and deliver value to our customers.

We believe our future success will depend on our ability to execute our business strategy effectively and deliver value to our customers. We believe that our breadth of product assortment across a variety of hard surface flooring categories, low prices, and in‑store availability of the products we offer in project‑ready quantities, as well as the quality of our products and customer service, are among the key competitive advantages and important elements of our total value proposition. If we are unsuccessful in staying competitive with our current value proposition, the demand for our products would decrease, and customers may decide to purchase products from our competitors instead of us. If this were to occur, our net sales, market share and operating results would be adversely affected.

Our operating results may be adversely affected if we are not successful in managing our inventory.

We currently maintain a high level of inventory consisting of on average approximately 3,600 SKUs per store and an average inventory per store of approximately $2.5 million at cost in order to have a broad assortment of products across a wide variety of hard surface flooring categories in project‑ready quantities. We also carry an additional $143.3 million of inventory outside our stores, primarily at our distribution centers, as of the end of fiscal 2017. The investment associated with this high level of inventory is substantial, and efficient inventory management is a key component of our business success and profitability. If we fail to adequately project the amount or mix of our inventory, we may miss sales opportunities or have to take unanticipated markdowns or hold additional clearance events to dispose of excess inventory, which will adversely affect our operating results.

In the past, we have incurred costs associated with inventory markdowns and obsolescence. Due to the likelihood that we will continue to incur such costs in the future, we generally include an allowance for such costs in our projections. However, the costs that we actually incur may be substantially higher than our estimate and adversely affect our operating results.

We continue to focus on ways to reduce these risks, but we cannot assure you that we will be successful in our inventory management.

Our operating results may be adversely affected by inventory shrinkage and damage.

We are subject to the risk of inventory shrinkage and damage, including the damage or destruction of our inventory by natural disasters or other causes. We have experienced charges in the past, and we cannot assure you that the measures we are taking will effectively address the problem of inventory shrinkage and damage in the future. Although some level of inventory shrinkage and damage is an unavoidable cost of doing business, we could experience higher‑than‑normal rates of inventory shrinkage and damage or incur increased security and other costs to combat inventory theft and damage. If we are not successful in managing our inventory balances, our operating results may be adversely affected.

If we are unable to enter into leases for additional stores on acceptable terms or renew or replace our current store leases, or if one or more of our current leases is terminated prior to expiration of its stated term, and we cannot find suitable alternate locations, our growth and profitability could be adversely affected.

We currently lease all of our store locations and our store support center. Our growth strategy largely depends on our ability to identify and open future store locations, which can be difficult because our stores generally require at least 50,000 square feet of floor space. Our ability to negotiate acceptable lease terms for these store locations, to re‑negotiate acceptable terms on expiring leases or to negotiate acceptable terms for suitable alternate locations could depend on conditions in the real estate market, competition for desirable properties, our relationships with current and prospective landlords, or on other factors that are not within our control. Any or all of these factors and conditions could adversely affect our growth and profitability.

If we are unable to enter into leases to expand our existing store support center and we cannot find suitable alternate locations at an acceptable cost, our financial results could be adversely affected.

The lease for our current store support center in Smyrna, Georgia, which serves as our corporate headquarters, only provides sufficient space to support our projected growth through 2019. We are exploring various alternatives, but if we cannot find an acceptable solution, our financial results could be adversely effected.

Our net sales growth could be adversely affected if comparable store sales growth is less than we expect.

While future net sales growth will depend substantially on our plans for new store openings, our comparable store sales growth is a significant driver of our net sales, profitability and overall business results. Because numerous factors affect our comparable store sales growth, including, among others, economic conditions, the retail sales environment, the home improvement spending environment, housing turnover, housing appreciation, interest rates, the hard surface flooring industry and the impact of competition, the ability of our customers to obtain credit, changes in our product mix, the in‑stock availability of products that are in demand, changes in staffing at our stores, cannibalization resulting from the opening of new stores in existing markets, greater cannibalization than we modeled for new stores, lower than expected ramp‑up in new store net sales, changes in advertising and other operating costs, weather conditions, retail trends and our overall ability to execute our business strategy and planned growth effectively, it is possible that we will not achieve our targeted comparable store sales growth or that the change in comparable store sales could be negative. If this were to happen, it is likely that overall net sales growth would be adversely affected.

If we fail to identify and maintain relationships with a sufficient number of suppliers, our ability to obtain products that meet our high quality standards at attractive prices could be adversely affected.

We purchase flooring and other products directly from suppliers located around the world. We do not have long‑term contractual supply agreements with our suppliers that obligate them to supply us with products exclusively or at specified quantities or prices. As a result, our current suppliers may decide to sell products to our competitors and may not continue selling products to us. In order to retain the competitive advantage that we believe results from these relationships, we need to continue to identify, develop and maintain relationships with qualified suppliers that can satisfy our high standards for quality and safety and our requirements for delivery of flooring and other products in a timely and efficient manner at attractive prices. The need to develop new relationships will be particularly important as we seek to expand our operations and enhance our product offerings in the future. The loss of one or more of our existing suppliers or our inability to develop relationships with new suppliers could reduce our competitiveness, slow our plans for further expansion and cause our net sales and operating results to be adversely affected.

We will require significant capital to fund our expanding business, which may not be available to us on satisfactory terms or at all. If we are unable to maintain sufficient levels of cash flow or if we do not have sufficient availability under the ABL Facility, we may not meet our growth expectations or we may require additional financing, which could adversely affect our financial health and impose covenants that limit our business activities.

We plan to continue investing for growth, including opening new stores, remodeling existing stores, adding staff, adding distribution center capacity and upgrading our information technology systems and other infrastructure. These investments will require significant capital, which we plan on funding with cash flow from operations and borrowings under the ABL Facility (as defined below).

If our business does not generate sufficient cash flow from operations to fund these activities or if these investments do not yield cash flows in line with past performance or our expectations, we may need additional equity or debt financing. If such financing is not available to us, or is not available on satisfactory terms, our ability to operate and expand our business or respond to competitive pressures would be curtailed, and we may need to delay, limit or eliminate planned store openings or operations or other elements of our growth strategy. If we raise additional capital by issuing equity securities or securities convertible into equity securities, your ownership would be diluted.

We depend on a number of suppliers, and any failure by any of them to supply us with quality products on attractive terms and prices may adversely affect our business, financial condition and operating results.

We depend on our suppliers to deliver quality products to us on a timely basis at attractive prices. Additionally, we source the products that we sell from over 180 domestic and international suppliers. However, in the future, we may not be able to acquire desired merchandise in sufficient quantities on terms acceptable to us, which may impair our relationship with our customers, impair our ability to attract new customers, reduce our competitiveness and adversely affect our business, financial condition and operating results.

Changes in tax laws, trade policies and regulations or in our operations and newly enacted laws or regulations, such as Public Law No. 115-97 (the “Tax Cuts and Jobs Act”), may impact our effective tax rate or may adversely affect our business, financial condition and operating results.

Changes in tax laws in any of the multiple jurisdictions in which we operate, or adverse outcomes from tax audits that we may be subject to in any of the jurisdictions in which we operate, could result in an unfavorable change in our effective tax rate, which could adversely affect our business, financial condition and operating results.

On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act, which significantly changed the Internal Revenue Code, including a reduction in the corporate income tax rate, new limitations on the deductibility of interest expense and executive compensation, and dramatic changes to the taxation of income earned from foreign sources and foreign subsidiaries. The Tax Cuts and Jobs Act also authorizes the Treasury Department to issue regulations with respect to the new provisions. We cannot predict how the changes in the Tax Cuts and Jobs Act, or regulations or other guidance issued under it, might affect us or our business.

Moreover, subsequent developments in tax policy or trade relations could have a material adverse effect on our business, results of operations and liquidity. If there are any adverse changes in tax laws or trade policies that result in an increase in our costs, we may not be able to adjust the prices of our products, especially in the short-term, to recover such costs, and a rise in such costs could adversely affect our business, financial condition and operating results.

The failure of our suppliers to adhere to the quality standards that we set for our products could lead to investigations, litigation, write‑offs, recalls or boycotts of our products, which could damage our reputation and our brand, increase our costs, and otherwise adversely affect our business.

We do not control the operations of our suppliers. Although we conduct initial due diligence prior to engaging our suppliers and require our suppliers to certify compliance with applicable laws and regulations, we cannot guarantee that our suppliers will comply with applicable laws and regulations or operate in a legal, ethical and responsible manner. Additionally, it is possible that we may not be able to identify noncompliance by our suppliers notwithstanding these precautionary measures. Violation of applicable laws and regulations by our suppliers or their failure to operate in a legal, ethical or responsible manner, could expose us to legal risks, cause us to violate laws and regulations and reduce demand for our products if, as a result of such violation or failure, we attract negative publicity. In addition, the failure of our suppliers to adhere to the quality standards that we set for our products could lead to government investigations, litigation, write‑offs and recalls, which could damage our reputation and our brand, increase our costs, and otherwise adversely affect our business.

We procure the majority of our products from suppliers located outside of the United States, and as a result, we are subject to risks associated with obtaining products from abroad that could adversely affect our business, financial condition and results of operations.

We procure the majority of our products from suppliers located outside of the United States. As a result, we are subject to risks associated with obtaining products from abroad, including:

•	political unrest, acts of war, terrorism and economic instability resulting in the disruption of trade from foreign countries where our products originate;
•	currency exchange fluctuations;
•

the imposition of new or more stringent laws and regulations, including those relating to environmental, health and safety matters and climate change issues, labor conditions, quality and safety standards, trade restrictions and restrictions on funds transfers;

•

the imposition of new or different duties (including antidumping and countervailing duties), tariffs, taxes and/or other charges on exports or imports, including as a result of errors in the classification of products upon entry or changes in the interpretation or application of rates or regulations relating to the import or export of our products;

•

the risk that one or more of our suppliers will not adhere to applicable legal requirements, including fair labor standards, the prohibition on child labor, environmental, product safety or manufacturing safety standards, anti‑bribery and anti‑kickback laws such as the Foreign Corrupt Practices Act (the “FCPA”) and sourcing laws such as the Lacey Act;

•

disruptions or delays in production, shipments, delivery or processing through ports of entry (including those resulting from strikes, lockouts, work‑stoppages or slowdowns, or other forms of labor unrest);

•	changes in local economic conditions in countries where our suppliers are located; and
•	differences in product standards, acceptable business practice and legal environments.

Additionally, we import approximately 45% of the products we sell from China. The Chinese government has in the past imposed restrictions on manufacturing facilities, including a shut‑down of transportation of materials and power plants to reduce air pollution. If, in the future, restrictions are imposed that include our operations, our suppliers’ ability to supply current or new orders would be significantly impacted. These and other factors beyond our control could disrupt the ability of our suppliers to ship certain products to us cost‑effectively or at all, expose us to significant operational and legal risk and negatively affect our reputation, any of which could adversely affect our business, financial condition and results of operations.

Our ability to offer compelling products, particularly products made of more exotic species or unique stone, depends on the continued availability of sufficient suitable natural products.

Our business strategy depends on offering a wide assortment of compelling products to our customers. We sell, among other things, flooring made from various wood species and natural stone from quarries throughout the world. Our ability to obtain an adequate volume and quality of hard‑to‑find products depends on our suppliers’ ability to furnish those products, which, in turn, could be affected by many things, including events such as forest fires, insect infestation, tree diseases, prolonged drought, other adverse weather and climate conditions and the exhaustion of stone quarries. Government regulations relating to forest management practices also affect our suppliers’ ability to harvest or export timber and other products, and changes to regulations and forest management policies, or the implementation of new laws or regulations, could impede their ability to do so. If our suppliers cannot deliver sufficient products, and we cannot find replacement suppliers, our net sales and operating results may be adversely affected.

Our business exposes us to personal injury, product liability and warranty claims and related governmental investigations, which could result in negative publicity, harm our brand and adversely affect our business, financial condition and operating results.

Our stores and distribution centers are warehouse environments that involve the operation of forklifts and other machinery and the storage and movement of heavy merchandise, all of which are activities that have the inherent danger of injury or death to employees or customers despite safety precautions, training and compliance with federal, state and local health and safety regulations. While we have insurance coverage in place in addition to policies and procedures designed to minimize these risks, we may nonetheless be unable to avoid material liabilities for an injury or death arising out of these activities.

In addition, we face an inherent risk of exposure to product liability or warranty claims or governmental investigations in the event that the use of our products is alleged to have resulted in economic loss, personal injury or property damage or violated environmental or other laws. If any of our products proves to be defective or otherwise in violation of applicable law, we may be required to recall or redesign such products. Further, in such instances, we may be subject to legal action. We generally seek contractual indemnification from our suppliers. However, such contractual indemnification may not be enforceable against the supplier, particularly because many of our suppliers are located outside of the United States. Any personal injury, product liability or warranty claim made against us, whether or not it has merit, or governmental investigation related to our products, could be time‑consuming and costly to defend or respond to, may not be covered by insurance carried by us, could result in negative publicity, could harm our brand and could adversely affect our business, financial condition and operating results. In addition, any negative publicity involving our suppliers, employees, and other parties who are not within our control could adversely affect us.

Unfavorable allegations, government investigations and legal actions surrounding our products and us could harm our reputation, impair our ability to grow or sustain our business, and adversely affect our business, financial condition and operating results.

We rely on our reputation for offering great value, superior service and a broad assortment of high‑quality, safe products. If we become subject to unfavorable allegations, government investigations or legal actions involving our products or us, such circumstances could harm our reputation and our brand and adversely affect our business, financial condition and operating results. If this negative impact is significant, our ability to grow or sustain our business could be jeopardized.

For example, a 60 Minutes segment that aired on March 1, 2015 alleged that another retailer of home flooring products sold flooring containing unsafe levels of formaldehyde. Flooring products that use formaldehyde resins, including laminate and engineered flooring, are subject to applicable laws and regulations governing formaldehyde emissions. The 60 Minutes segment alleged that the retailer’s products were falsely labeled as being compliant with the emissions standards of CARB. The report also suggested that the flooring could cause adverse health effects. The retailer became subject to numerous lawsuits and government investigations, including by the Consumer Products Safety Commission.

In December 2015, a similar lawsuit was filed as a putative nationwide class action against our subsidiary F&D. The lawsuit alleged that certain Chinese‑manufactured laminate flooring products sold by F&D were falsely labeled as compliant with formaldehyde emissions standards established by CARB. In June 2016, management believed a settlement of the case was both probable and estimable and accrued $14 million with respect to such case in the second quarter of fiscal 2016. During the third quarter of fiscal 2016, F&D reached an agreement with one of the manufacturers whose products were involved in the case to cover $3.5 million of our losses related to this lawsuit. We recorded the $3.5 million receivable as an offset to litigation settlement expenses. Legal expenses incurred in connection with the case were recorded in general & administrative expenses during the period in which they were incurred. In September 2016, F&D entered into a classwide settlement to resolve the lawsuit. The settlement class was defined as all end users of Chinese‑manufactured laminate flooring sold by F&D nationwide between January 1, 2012 and August 1, 2015. As part of the settlement, all settlement class members who did not exclude themselves from the settlement granted F&D a release of all claims arising out of or relating to their purchase of Chinese‑manufactured laminate flooring from F&D, with the exception of personal injury claims. The settlement did not involve an admission of liability by F&D. Seven members of the settlement class excluded themselves from the settlement. The settlement was granted final approval by the court on January 10, 2017.

Although the claims asserted against F&D in the December 2015 lawsuit have been resolved, we cannot predict whether we will face additional lawsuits that are not covered by the settlement or the release. If additional lawsuits are filed, we could incur significant costs, be liable for damages, be subject to fines, penalties, injunctive relief, criminal charges or other legal risks, which could reduce demand for our products and adversely affect our business, financial condition and operating results.

Negative publicity surrounding such matters, including publicity about other retailers, may harm our reputation and affect the demand for our products. In addition, if more stringent laws or regulations are adopted in the future, we may have difficulty complying with the new requirements imposed by such laws and regulations, and in turn, our business, financial condition and operating results could be adversely affected. Moreover, regardless of whether any such changes are adopted, we may become subject to claims or governmental investigations alleging violations of applicable laws and regulations. Any such matter may subject us to fines, penalties, injunctions, litigation and/or potential criminal violations. Any one of these results could negatively affect our business, financial condition and operating results and impair our ability to grow or sustain our business.

If we violate or are alleged to have violated environmental, health and safety laws and regulations, we could incur significant costs and other negative effects that could reduce demand for our products and adversely affect our business, financial condition and operating results.

In addition to the applicable laws and regulations discussed above, certain portions of our operations are subject to laws and regulations governing the environmental protection of natural resources and health and safety, including the use, storage, handling, generation, transportation, treatment, emission, release, discharge and disposal of certain hazardous materials and wastes. In addition, certain of our products are subject to laws and regulations relating to the importation, exportation, acquisition or sale of certain plants and plant products, including those illegally harvested, and the emissions of hazardous materials.

We operate our business in accordance with standards and procedures designed to comply with the applicable laws and regulations in these areas and work closely with our suppliers in order to comply with such laws and regulations. If we violate or are alleged to have violated these laws, we could incur significant costs, be liable for damages, experience delays in shipments of our products, be subject to fines, penalties, criminal charges or other legal risks, or suffer reputational harm, any of which could reduce demand for our products and adversely affect our business, financial condition and operating results. In addition, there can be no assurance that such laws or regulations will not become more stringent in the future or that we will not incur additional costs in the future in order to comply with such laws or regulations.

We are engaged in various legal actions, claims and proceedings arising in the ordinary course of business and, while we cannot predict the outcomes of such proceedings and other contingencies with certainty, this litigation and any potential future litigation could have an adverse impact on us.

We are engaged in various legal actions, claims and proceedings arising in the ordinary course of business, including claims related to breach of contract, product liabilities, intellectual property matters and employment related matters resulting from our business activities. As with most actions such as these, an estimate of any possible and/or ultimate liability cannot always be determined. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. Additionally, we cannot guarantee that we will not become engaged in additional legal actions, claims, proceedings or governmental investigations in the future. Any such action could result in negative publicity, harm to our reputation and adversely affect our business, financial condition and operating results.

Labor activities could cause labor relations difficulties for us.

Currently none of our employees are represented by a union; however, our employees have the right at any time to form or affiliate with a union. As we continue to grow, enter different regions and operate distribution centers, unions may attempt to organize all or part of our employee base at certain stores or distribution centers within certain regions. We cannot predict the adverse effects that any future organizational activities will have on our business, financial condition and operating results. If we were to become subject to work stoppages, we could experience disruption in our operations and increases in our labor costs, either of which could adversely affect our business, financial condition and operating results.

Federal, state or local laws and regulations, or our failure to comply with such laws and regulations, could increase our expenses, restrict our ability to conduct our business and expose us to legal risks.

We are subject to a wide range of general and industry‑specific laws and regulations imposed by federal, state and local authorities in the countries in which we operate including those related to customs, foreign operations (such as the FCPA), truth‑in‑advertising, consumer protection (such as the Telephone Consumer Protection Act), privacy, product safety, the environment (such as the Lacey Act), intellectual property infringement, zoning and occupancy matters as well as the operation of retail stores and distribution facilities. In addition, various federal and state laws govern our relationship with, and other matters pertaining to, our employees, including wage and hour laws, laws governing independent contractor classifications, requirements to provide meal and rest periods or other benefits, family leave mandates, requirements regarding working conditions and accommodations to certain employees, citizenship or work authorization and related requirements, insurance and workers’ compensation rules and anti‑discrimination laws. In recent years, we and other parties in the flooring industry have been or currently are parties to litigation involving claims that allege violations of the foregoing laws, including claims related to product safety and patent claims. See “—Unfavorable allegations, government investigations and legal actions surrounding our products and us could harm our reputation and impair our ability to grow or sustain our business.” In addition, there has been an increase in the number of wage and hour class action claims that allege misclassification of overtime eligible workers and/or failure to pay overtime‑eligible workers for all hours worked, particularly in the retail industry. Although we believe that we have complied with these laws and regulations, there is nevertheless a risk that we will become subject to claims that allege we have failed to do so. Any claim that alleges a failure by us to comply with any of the foregoing laws and regulations may subject us to fines, penalties, injunctions, litigation and/or potential criminal violations, which could adversely affect our reputation, business, financial condition and operating results.

Certain of our products may require us to spend significant time and resources in order to comply with applicable advertising, labeling, importation, exportation, environmental, health and safety laws and regulations because if we violate these laws or regulations, we could experience delays in shipments of our goods, be subject to fines or penalties, be liable for costs and damages or suffer reputational harm, any of which could reduce demand for our merchandise and adversely affect our business, financial condition and operating results.

In particular, we will be subject to new formaldehyde emission standards under the Formaldehyde Standards in Composite Wood Products Act (the “CWP Act”), previously scheduled to go into effect in the fourth quarter of fiscal 2018. As a result of litigation between the EPA and certain nongovernmental groups, the implementation of certain provisions of the CWP Act may be accelerated. If the implementation of such provisions is accelerated earlier than the third quarter of fiscal 2018, it may adversely affect our business, financial condition and operating results.

Any changes to the foregoing laws or regulations or any new laws or regulations that are passed or go into effect may make it more difficult for us to operate our business and in turn adversely affect our operating results.

We may also be subject to audits by various taxing authorities. Similarly, changes in tax laws in any of the multiple jurisdictions in which we operate, or adverse outcomes from tax audits that we may be subject to in any of the jurisdictions in which we operate, could result in an unfavorable change in our effective tax rate, which could adversely affect our business, financial condition and operating results. In addition, given the nature of our business, certain of our sales are exempt from state sales taxes. If we are audited and fail to maintain proper documentation, any adjustments resulting from such audits could increase our tax liability, including any interest or penalties.

If our efforts to protect the privacy and security of information related to our customers, us, our employees, our suppliers and other third parties are not successful, we could become subject to litigation, investigations, liability and negative publicity that could significantly harm our reputation and relationships with our customers and adversely affect our business, financial condition and operating results.

Our business, like that of most retailers, involves the receipt, storage and transmission of customers’ personal information, consumer preferences and payment card data, as well as other confidential information related to us, our employees, our suppliers and other third parties, some of which is entrusted to third‑party service providers and vendors that provide us with technology, systems and services that we use in connection with the receipt, storage and transmission of such information. Techniques used for cyber attacks designed to gain unauthorized access to these types of sensitive information by breaching or sabotaging critical systems of large organizations are constantly evolving and generally are difficult to recognize and react to effectively. We may be unable to anticipate these techniques or to implement adequate preventive or reactive security measures. Notwithstanding widespread recognition of the cyber attack threat and improved data protection methods, high profile electronic security breaches leading to unauthorized release of sensitive information have occurred in recent years with increasing frequency at a number of major U.S. companies, including several large retailers, notwithstanding widespread recognition of the cyber attack threat and improved data protection methods.

Despite our security measures and those of third parties with whom we do business, such as our banks, merchant card processing and other technology vendors, our respective systems and facilities may be vulnerable to criminal cyber‑attacks or security incidents due to malfeasance, intentional or inadvertent security breaches by employees, or other vulnerabilities such as defects in design or manufacture. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery or other forms of deception targeted at our customers, employees, suppliers and service providers. Any such incidents could compromise our networks and the information stored there could be accessed, misused, publicly disclosed, lost or stolen.

As noted above, the techniques used by criminals to obtain unauthorized access to sensitive data change frequently and often are not recognized until launched against a target; accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures. In addition, advances in computer capabilities, new technological discoveries or other developments may also compromise or result in the obsolescence of the technology used to protect sensitive information. An actual or anticipated attack security incident may cause us to incur additional costs, including costs related to diverting or deploying personnel, implementing preventative measures, training employees and engaging third‑party experts and consultants. Further, any security breach incident could expose us to risks of data loss, regulatory and law enforcement investigations, litigation and liability and could seriously disrupt our operations and any resulting negative publicity could significantly harm our reputation and relationships with our customers and adversely affect our business, financial condition and operating results.

A material disruption in our information systems, including our website and call center, could adversely affect our business or operating results and lead to reduced net sales and reputational damage.

We rely on our information systems to process transactions, summarize our results of operations and manage our business. In particular, our website and our call center are important parts of our integrated connected customer strategy and customers use these systems as information sources on the range of products available to them and as a way to order our products. Therefore, the reliability and capacity of our information systems is critical to our operations and the implementation of our growth initiatives. However, our information systems are subject to damage or interruption from planned upgrades in technology interfaces, power outages, computer and telecommunications failures, computer viruses, cyber‑attacks or other security breaches and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, acts of war or terrorism and usage errors by our employees. If our information systems are damaged or cease to function properly, we may have to make a significant investment to fix or replace them, and we may suffer losses of critical data and/or interruptions or delays in our operations. In addition, to keep pace with changing technology, we must continuously implement new information technology systems as well as enhance our existing systems. In particular, in late 2017, we began to implement a new human resources information system, and any disruption in completing this implementation could negatively impact the operation of our business. Moreover, the successful execution of some of our growth strategies, in particular the expansion of our connected customer and online capabilities, is dependent on the design and implementation of new systems and technologies and/or the enhancement of existing systems. Any material disruption in our information systems, or delays or difficulties in implementing or integrating new systems or enhancing or expanding current systems, could have an adverse effect on our business, in particular our call center and online operations, and our operating results and could lead to reduced net sales and reputational damage.

We are subject to payments‑related risks that could increase our operating costs, expose us to fraud, subject us to potential liability and potentially disrupt our business.

We accept payments using a variety of methods, including credit cards, debit cards, gift cards and physical bank checks. These payment options subject us to many compliance requirements, including, but not limited to, compliance with the Payment Card Industry Data Security Standards, which represents a common set of industry tools and measurements to help ensure the safe handling of sensitive information, and compliance with contracts with our third party processors. These payment options also subject us to potential fraud by criminal elements seeking to discover and take advantage of security vulnerabilities that may exist in some of these payment systems. For certain payment methods, including credit cards and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards and gift cards, and it could disrupt or harm our business if these companies become unwilling or unable to provide these services to us, experience a data security incident or fail to comply with applicable rules and industry standards. We are also subject to payment card association operating rules, including data security rules, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or if our data security systems or payment card information of our customers are breached or compromised, there is the potential that parties could seek damages from us, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and lose our ability to accept credit cards and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments, we could lose the confidence of customers and our business, financial condition and operating results could be adversely affected. We may also need to expend significant management and financial resources to become or remain compliant with relevant standards and requirements, which could divert resources from other initiatives and adversely affect our business, financial condition and operating results.

Our facilities and systems, as well as those of our suppliers, are vulnerable to natural disasters and other unexpected events, and as a result we may lose merchandise and be unable to effectively deliver it to our stores.

Our retail stores, store support center and distribution centers, as well as the operations of our suppliers from which we receive goods and services, are vulnerable to damage from earthquakes, tornadoes, hurricanes, fires, floods and similar events. If any of these events result in damage to our facilities, systems or equipment, or those of our suppliers, they could adversely affect our ability to stock our stores and deliver products to our customers, and could adversely affect our net sales and operating results. In addition, we may incur costs in repairing any damage beyond our applicable insurance coverage. In particular, any disruption to any of our distribution centers could have a material impact on our business.

Material damage to, or interruptions in, our information systems as a result of external factors, staffing shortages and difficulties in updating our existing software or developing or implementing new software could adversely affect our business, financial condition and operating results.

We depend largely upon our information technology systems in the conduct of all aspects of our operations. Such systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses and security breaches. Damage or interruption to our information systems may require a significant investment to fix or replace them, and we may suffer interruptions in our operations in the interim including issues operating our distribution centers and/or managing our inventory. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology, or with maintenance or adequate support of existing systems, could also disrupt or reduce the efficiency of our operations. Further, the software programs supporting many of our systems were licensed to us by independent software developers. The inability of these developers or us to continue to maintain and upgrade these information systems and software programs would disrupt or reduce the efficiency of our operations if we were unable to convert to alternate systems in an efficient and timely manner and could adversely affect our business, financial condition and operating results. Any material interruptions or failures in our information systems may adversely affect our business, financial condition and operating results.

As we have a high concentration of stores in the southern region of the United States, we are subject to regional risks.

We have a high concentration of stores in the southern region of the United States. If this market suffers an economic downturn or other significant adverse event, our comparable store sales, net sales, profitability and the ability to implement our planned expansion could be adversely affected. Any natural disaster, extended adverse weather or other serious disruption in this market due to fire, tornado, hurricane, or any other calamity could damage inventory and could result in decreased net sales.

Our success depends substantially upon the continued retention of our key personnel, which we consider to be our executive officers.

We believe that our success has depended and continues to depend to a significant extent on the efforts and abilities of our key personnel, which we consider to be our executive officers. We have employment agreements with each of our executive officers. Our failure to retain members of that team could impede our ability to build on the efforts they have undertaken with respect to our business.

We do not maintain “key man” life insurance policies on our key personnel.

We do not have “key man” life insurance policies for any of our key personnel. If we were to obtain “key man” insurance for our key personnel, there can be no assurance that the amounts of such policies would be sufficient to pay losses experienced by us as a result of the loss of any of those personnel.

Our success depends upon our ability to attract, train and retain highly qualified managers and staff.

Our success depends in part on our ability to attract, hire, train and retain qualified managers and staff. Purchasing hard surface flooring is an infrequent event for BIY and DIY consumers, and the typical consumer in these groups has little knowledge of the range, characteristics and suitability of the products available before starting the purchasing process. Therefore, consumers in the hard surface flooring market expect to have sales associates serving them who are knowledgeable about the entire assortment of products offered by the retailer and the process of choosing and installing hard surface flooring.

Each of our stores is managed by a store manager who has the flexibility (with the support of regional managers) to use his or her knowledge of local market dynamics to customize each store in a way that is most likely to increase net sales and profitability. Our store managers are also expected to anticipate, gauge and quickly respond to changing consumer demands in these markets. Further, it generally takes a substantial amount of time for our store managers to develop the entrepreneurial skills that we expect them to have in order to make our stores successful.

There is a high level of competition for qualified regional managers, store managers and sales associates among home improvement and flooring retailers in local markets, and as a result, we may not succeed in attracting and retaining the personnel we require to conduct our current operations and support our plans for expansion. In addition, we compete with other retail businesses for many of our associates in hourly positions, and we invest significant resources in training and motivating them to maintain a high level of job satisfaction. These positions have historically had high turnover rates, which can lead to increased training and retention costs, particularly as the economy continues to improve and the labor market tightens. If our recruiting and retention efforts are not successful, we may have a shortage of qualified employees in future periods. Any such shortage would decrease our ability to effectively serve our customers. Such a shortage would also likely lead to higher wages for employees and a corresponding reduction in our operating results. In addition, as we expand into new markets, we may find it more difficult to hire, develop and retain qualified employees and may experience increased labor costs. Any failure by us to attract, train and retain highly qualified managers and staff could adversely affect our operating results and future growth opportunities.

The effectiveness of our advertising strategy is a driver of our future success.

We believe that our growth was in part a result of our successful investment in local advertising. As we enter new markets that often have more expensive advertising rates, we may need to increase our advertising expenses to broaden the reach and frequency of our advertising to increase the recognition of our brand. If our advertisements fail to draw customers in the future, or if the cost of advertising or other marketing materials increases significantly, we could experience declines in our net sales and operating results.

Our intellectual property rights are valuable, and any failure to protect them could reduce the value of our products and brand and harm our business.

We regard our intellectual property as having significant value, and our brand is an important factor in the marketing of our products. However, we cannot assure you that the steps we take to protect our trademarks or intellectual property will be adequate to prevent others from copying or using our trademarks or intellectual property without authorization. If our trademarks or intellectual property are copied or used without authorization, the value of our brand, its reputation, our competitive advantages and our goodwill could be harmed.

We may be involved in disputes from time to time relating to our intellectual property and the intellectual property of third parties.

We may become parties to disputes from time to time over rights and obligations concerning intellectual property, and we may not prevail in these disputes. Third parties may raise claims against us alleging infringement or violation of the intellectual property of that third‑party. Even if we prevail in such disputes, the costs we incur in defending such dispute may be material and costly. Some third‑party intellectual property rights may be extremely broad, and it may not be possible for us to conduct our operations in such a way as to avoid violating those intellectual property rights. Any such intellectual property claim could subject us to costly litigation and impose a significant strain on our financial resources and management personnel regardless of whether such claim has merit. The liability insurance we maintain may not adequately cover potential claims of this type, and we may be required to pay monetary damages or license fees to third parties, which could have a material adverse effect on our business, financial condition and operating results.

Our ability to control higher health care costs is limited and could adversely affect our business, financial condition and operating results.

With the passage in 2010 of the U.S. Patient Protection and Affordable Care Act (as amended, the “Affordable Care Act”), we are required to provide affordable coverage, as defined in the Affordable Care Act, to all employees, or otherwise be subject to a payment per employee based on the affordability criteria in the Affordable Care Act. Additionally, some states and localities have passed state and local laws mandating the provision of certain levels of health benefits by some employers. These requirements limit our ability to control employee health care costs.

Efforts to modify, repeal or otherwise invalidate all, or certain provisions of, the Affordable Care Act and/or adopt a replacement healthcare reform law may impact our employee healthcare costs. At this time, there is uncertainty concerning whether the Affordable Care Act will be repealed or what requirements will be included in a new law, if enacted. If health care costs rise, we may experience increased operating costs, which may adversely affect our business, financial condition and operating results.

We are a holding company with no business operations of our own and depend on cash flow from our subsidiaries to meet our obligations.

We are a holding company with no business operations of our own or material assets other than the equity of our subsidiaries. All of our operations are conducted by our subsidiaries. As a holding company, we will require dividends and other payments from our subsidiaries to meet cash requirements.

The terms of our $200 million asset‑based revolving credit facility (the “ABL Facility”), and our $350 million senior secured term loan facility (the “Term Loan Facility” and together with the ABL Facility, our “Credit Facilities”), restrict our subsidiaries from paying dividends and otherwise transferring cash or other assets to us except in certain limited circumstances. If we become insolvent or there is a liquidation or other reorganization of any of our subsidiaries, our stockholders likely will have no right to proceed against their assets. Creditors of those subsidiaries will be entitled to payment in full from the sale or other disposal of the assets of those subsidiaries before we, as an equity holder, would be entitled to receive any distribution from that sale or disposal. If our subsidiaries are unable to pay dividends or make other payments to us when needed, we will be unable to satisfy our obligations.

We face risks related to our indebtedness.

As of December 28, 2017, the principal amount of our total indebtedness was approximately $189.1 million (including $148.1 million of indebtedness outstanding under the Term Loan Facility). In addition, as of December 28, 2017, we had the ability to access approximately $146.1 million of unused borrowings available under the ABL Facility without violating any covenants thereunder and had approximately $12.8 million in outstanding letters of credit.

Our indebtedness, combined with our lease and other financial obligations and contractual commitments, could adversely affect our business, financial condition and operating results by:

•

making it more difficult for us to satisfy our obligations with respect to our indebtedness, including restrictive covenants and borrowing conditions, which may lead to an event of default under agreements governing our debt;

•	making us more vulnerable to adverse changes in general economic, industry and competitive conditions and government regulation;
•

requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of cash flows to fund current operations and future growth;

•	exposing us to the risk of increased interest rates as our borrowings under our Credit Facilities are at variable rates;
•	restricting us from making strategic acquisitions or causing us to make non‑strategic divestitures;
•

requiring us to comply with financial and operational covenants, restricting us, among other things, from placing liens on our assets, making investments, incurring debt, making payments to our equity or debt holders and engaging in transactions with affiliates;

•

limiting our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business and growth strategies or other purposes; and

•	limiting our ability to obtain credit from our suppliers and other financing sources on acceptable terms or at all.

We may also incur substantial additional indebtedness in the future, subject to the restrictions contained in our Credit Facilities. If such new indebtedness is in an amount greater than our current debt levels, the related risks that we now face could intensify. However, we cannot assure you that any such additional financing will be available to us on acceptable terms or at all. Moreover, for taxable years beginning after December 31, 2017, the deductibility of net business interest expenses on our indebtedness for each taxable year could be limited under the Tax Cuts and Jobs Act.

Significant amounts of cash are required to service our indebtedness and operating lease obligations, and any failure to meet our debt service obligations could adversely affect our business, financial condition and operating results.

Our ability to pay interest on and principal of our debt obligations will primarily depend upon our future operating performance. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to make these payments.

If we do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our indebtedness, selling our assets, reducing or delaying capital investments or seeking to raise additional capital. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Credit Facilities.”

Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations at all or on acceptable terms, could have an adverse effect on our business, financial condition and operating results.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in amounts sufficient to enable us to make payments on our indebtedness or to fund our operations.

Our debt agreements contain restrictions that may limit our flexibility in operating our business.

We are a holding company, and accordingly, substantially all of our operations are conducted through our subsidiaries. The credit agreements governing our Credit Facilities contain, and any future indebtedness would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to engage in acts that may be in our best long‑term interests. The credit agreements governing our Credit Facilities include covenants that, among other things, restrict our and our subsidiaries’ ability to:

•	incur additional indebtedness;
•	create liens;
•	make investments, loans or advances;
•	merge or consolidate;
•	sell assets, including capital stock of subsidiaries or make acquisitions;
•	pay dividends on capital stock or redeem, repurchase or retire capital stock or make other restricted payments;
•	enter into transactions with affiliates;
•	repurchase certain indebtedness; and
•	exceed a certain total net leverage ratio or, in certain cases, maintain less than a certain fixed charge coverage ratio.

Based on the foregoing factors, the operating and financial restrictions and covenants in our current debt agreements and any future financing agreements could adversely affect our ability to finance future operations or capital needs or to engage in other business activities.

In addition, a breach of any of the restrictive covenants in our Credit Facilities may constitute an event of default, permitting the lenders to declare all outstanding indebtedness under both our Credit Facilities to be immediately due and payable or to enforce their security interest, which could adversely affect our ability to respond to changes in our business and manage our operations. Upon the occurrence of an event of default under any of the agreements governing our Credit Facilities, the lenders could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in the credit agreements. If any of our indebtedness under either of our Credit Facilities were to be accelerated, there can be no assurance that our assets would be sufficient to repay this indebtedness in full, which could adversely affect our ability to continue to operate as a going concern. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Credit Facilities” for more information.

Our fixed lease obligations could adversely affect our operating results.

We are required to use a significant portion of cash generated by our operations to satisfy our fixed lease obligations, which could adversely affect our ability to obtain future financing to support our growth or other operational investments. We will require substantial cash flows from operations to make our payments under our operating leases, all of which provide for periodic increases in rent. As of December 28, 2017, our minimum annual rental obligations under long‑term operating leases for the fiscal years ending December 27, 2018 and December 26, 2019 are approximately $79.9 million and $85.3 million, respectively. If we are not able to make payments under our operating leases, this could trigger defaults under other leases or, in certain circumstances, under our Credit Facilities, which could cause the counterparties or lenders under those agreements to accelerate the obligations due thereunder.

Changes to accounting rules or regulations could adversely affect our operating results.

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). New accounting rules or regulations and changes to existing accounting rules or regulations have occurred and may occur in the future. Future changes to accounting rules or regulations, such as changes to revenue recognition or lease accounting guidance or a requirement to convert to international financial reporting standards, could adversely affect our operating results through increased cost of compliance.

Risks Related to the Ownership of Our Common Stock

You may not be able to resell your shares at or above the offering price or at all, and our stock price may be volatile, which could result in a significant loss or impairment of your investment.

On May 2, 2017, we completed our initial public offering (the “IPO”). Since the IPO, the price of our common stock as reported by The New York Stock Exchange (“NYSE”) has ranged from a low closing sales price of $32.05 on April 27, 2017 to a high closing sales price of $51.00 on January 19, 2018. In addition, the trading price of our common stock may be subject to wide price fluctuations in response to various factors, many of which are beyond our control, including those described above in “—Risks Related to Our Business” and the following:

•	actual or anticipated fluctuations in our quarterly or annual financial results;
•	the financial guidance we may provide to the public, any changes in such guidance or our failure to meet such guidance;
•	failure of industry or securities analysts to maintain coverage of us, changes in financial estimates by any industry or securities analysts that follow us or our failure to meet such estimates;
•	downgrades in our credit ratings or the credit ratings of our competitors;
•	market factors, including rumors, whether or not correct, involving us or our competitors;
•

unfavorable market reactions to allegations regarding the safety of products sold by us or our competitors that are similar to products that we sell and costs or negative publicity arising out of any potential litigation and/or government investigations resulting therefrom;

•	fluctuations in stock market prices and trading volumes of securities of similar companies;
•	sales or anticipated sales of large blocks of our stock;
•	short selling of our common stock by investors;
•

limited “public float” in the hands of a small number of persons whose sales or lack of sales of our common stock could result in positive or negative pricing pressure on the market price for our common stock;

•	additions or departures of key personnel;
•	announcements of new store openings, commercial relationships, acquisitions or entry into new markets by us or our competitors;
•	failure of any of our initiatives, including our growth strategy, to achieve commercial success;
•	regulatory or political developments;
•	changes in accounting principles or methodologies;
•	litigation or governmental investigations;
•	negative publicity about us in the media and online; and
•	general financial market conditions or events.

Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations sometimes have been unrelated or disproportionate to the operating performance of those companies. These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise adversely affect the price or liquidity of our common stock.

In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit against us, we could incur substantial costs defending it or paying for settlements or damages. Such a lawsuit could also divert the time and attention of our management from our operating business. As a result, such litigation may adversely affect our business, financial condition and operating results.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, our market, or our competitors, or if they change their recommendations regarding our common stock in a negative way, the price and trading volume of our common stock could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us, our business, our market, or our competitors. If any of the analysts who cover us change their recommendation regarding our common stock in a negative way, or provide more favorable relative recommendations about our competitors, the price of our common stock would likely decline. If any analyst who covers us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our common stock price or trading volume to decline.

The large number of shares eligible for public sale in the future, or the perception of the public that these sales may occur, could depress the market price of our common stock.

The market price of our common stock could decline as a result of (i) sales of a large number of shares of our common stock in the market, particularly sales by our directors, employees (including our executive officers) and certain other significant stockholders, and (ii) a large number of shares of our common stock being registered or offered for sale. These sales, or the perception that these sales could occur, may depress the market price of our common stock. As of March 1, 2018, there were 95,663,245 shares of common stock outstanding, of which 32,234,101 were freely tradeable on the NYSE, except that any shares held by our affiliates, as that term is defined in Rule 144 under the Securities Act (“Rule 144”), may only be sold in compliance with the applicable volume, manner of sale, holding period and other limitations of Rule 144.

Additionally, as of March 1, 2018, approximately 11,056,855 shares of our common stock are issuable upon exercise of stock options that vest and are exercisable at various dates through November 13, 2027, with an average weighted exercise price of $7.32 per share, and we have issued 15,475 shares of restricted stock with restrictions that lapse at various dates through April 26, 2021. Of such options, 7,393,085 are currently exercisable. We have filed a registration statement on Form S-8 under the Securities Act to register shares of our common stock issued or reserved for issuance under our stock incentive plans. The Form S-8 registration statement became effective immediately upon filing, and shares covered by that registration statement are eligible for sale in the public markets, subject to vesting restrictions and the limitations of Rule 144 applicable to affiliates.

All of our shares of common stock will be eligible for future sale, subject to the applicable volume, manner of sale, holding period and other limitations of Rule 144. In addition, our Sponsors have certain demand registration rights, and certain of our pre IPO stockholders have “piggy back” registration rights with respect to the common stock, subject to certain conditions and exceptions contained in a registration rights agreement.

In the future, we expect to issue stock options, restricted stock and/or other forms of stock‑based compensation, which have the potential to dilute stockholders’ value and cause the price of our common stock to decline.

In the future, we expect to offer stock options, restricted stock and/or other forms of stock based compensation to our eligible employees, consultants and directors who are not executives or consultants of the Company or employees of Ares (as defined below) or Freeman Spogli (as defined below) or their respective affiliates. If we grant more equity awards to attract and retain key personnel, the expenses associated with such additional equity awards could materially adversely affect our results of operations and may also result in additional dilution to our stockholders. If any options that we issue are exercised or any restrictions on restricted stock that we issue lapse and those shares are sold into the public market, the market price of our common stock may decline. In addition, the availability of shares of common stock for award under our stock incentive plans or the grant of stock options, restricted stock or other forms of stock based compensation may adversely affect the market price of our common stock.

Our ability to raise capital in the future may be limited.

Our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds through the issuance of new equity securities, debt or a combination of both. Additional financing may not be available on favorable terms or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements. If we issue new debt securities, the debt holders would have rights senior to holders of our common stock to make claims on our assets and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity securities or securities convertible into equity securities, existing stockholders will experience dilution and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, you bear the risk of our future securities offerings reducing the market price of our common stock and diluting their interest.

Our principal stockholders have substantial control over us, are able to influence corporate matters and may take actions that conflict with your interests and have the effect of delaying or preventing changes of control or changes in management, or limiting the ability of other stockholders to approve transactions they deem to be in their best interest.

Our directors, executive officers and holders of more than 5% of our Class A common stock, together with their affiliates, beneficially own, in the aggregate, approximately 71.4% of our outstanding Class A common stock. Ares beneficially owns, in the aggregate, approximately 42.5% of our outstanding Class A common stock and Corporate Opportunities Fund III, L.P. (“Ares”), a fund affiliated with Ares Management, L.P. (“Ares Management”), FS Equity Partners VI, L.P. and FS Affiliates VI, L.P., funds affiliated with Freeman Spogli Management Co., L.P. (collectively “Freeman Spogli” or “Freeman Spogli & Co.” and together with Ares, our “Sponsors”) will beneficially own, in the aggregate, approximately 20.6% of our outstanding Class A common. As a result, these stockholders acting together, or Ares or Freeman Spogli acting alone, are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of us or our assets. The investor rights agreement by and among us, Ares and Freeman Spogli also contains agreements among our Sponsors with respect to voting on the election of directors and Board committee membership. The interests of Ares or Freeman Spogli could conflict in material respects with yours, and this concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third-party from acquiring control over us. Certain of the members of our board of directors (the “Board”) also have relationships with our Sponsors. David B. Kaplan and Rachel H. Lee serve as officers and principals of certain Ares affiliated entities. In addition, NAX 18, LLC, a consulting entity controlled by Norman H. Axelrod, provides consulting services to certain Ares affiliated entities. Brad J. Brutocao and John M. Roth serve as officers and principals of certain Freeman Spogli affiliated entities. In addition, Peter Starrett Associates, a consulting entity controlled by Peter M. Starrett, provides consulting services to certain Freeman Spogli affiliated entities. Our certificate of incorporation provides that no officer or director of ours who is also an officer, director, employee, managing director or other affiliate of our Sponsors will be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that any such individual directs a corporate opportunity to our Sponsors instead of us, or does not communicate information regarding a corporate opportunity to us that the officer, director, employee, managing director or other affiliate has directed to our Sponsors.

Although we do not expect to rely on the “controlled company” exemption, since we will continue to qualify as a “controlled company” within the meaning of the rules of The New York Stock Exchange, we qualify for exemptions from certain corporate governance requirements.

Under the rules of the NYSE, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a “controlled company” and may elect not to comply with certain rules of the NYSE regarding corporate governance, including:

•the requirement that a majority of our Board consist of independent directors;

•the requirement that our nominating and corporate governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•the requirement that our compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees.

These requirements will not apply to us as long as we remain a “controlled company.” Although we will continue to qualify as a “controlled company,” we do not expect to rely on this exemption, and we intend to fully comply with all corporate governance requirements under the rules of the NYSE. However, if we were to utilize some or all of these exemptions, you may not have the same protections afforded to stockholders of companies that are subject to all of the rules of the NYSE regarding corporate governance.

We do not currently expect to pay any cash dividends.

The continued operation and growth of our business will require substantial funding. Accordingly, we do not currently expect to pay any cash dividends on shares of our common stock. Any determination to pay dividends in the future will be at the discretion of our Board and will depend upon our operating results, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our Board deem relevant. Additionally, under our Credit Facilities, our subsidiaries are currently restricted from paying cash dividends except in limited circumstances, and we expect these restrictions to continue in the future. Accordingly, realization of a gain on your investment in our common stock will depend on the appreciation of the price of our common stock, which may never occur. Investors seeking cash dividends in the foreseeable future should not purchase our common stock. See Item 5, “Market for Registrant’s Common Equity.”

As a result of our recent IPO, our costs have increased significantly, and our management is required to devote substantial time to complying with public company regulations, which will negatively impact our financial performance and could cause our results of operations or financial condition to suffer.

In April 2017, we priced our IPO. As a result, we will continue to incur additional legal, accounting, insurance and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with the Sarbanes‑Oxley Act, Dodd‑Frank Wall Street Reform and Consumer Protection Act and related rules implemented by the Securities and Exchange Commission (“SEC”). The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. These rules and regulations increase our legal and financial compliance costs and make some activities more time‑consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. In estimating these costs, we took into account expenses related to insurance, legal, accounting, and compliance activities, as well as other expenses. These laws and regulations can also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations can also make it more difficult for us to attract and retain qualified persons to serve on our Board, our Board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions and other regulatory action and potentially civil litigation.

Failure to establish and maintain effective internal controls in accordance with Sections 302 and 404 of the Sarbanes‑Oxley Act could have an adverse effect on our business and stock price.

We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes‑Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Though we are required to disclose changes made in our internal controls and procedures on a quarterly basis, we are not required to make our first annual assessment of our internal controls over financial reporting pursuant to Section 404 until the year following our first annual report required to be filed with the SEC.

To comply with the requirements of Sections 302 and 404, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal controls can divert our management’s attention from other matters that are important to the operation of our business. In addition, when evaluating our internal controls over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Sections 302 and 404. If we identify material weaknesses in our internal controls over financial reporting or are unable to comply with the requirements of Sections 302 and 404 in a timely manner or assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the NYSE, the SEC or other regulatory authorities, which could require additional financial and management resources.

Anti‑takeover provisions could impair a takeover attempt and adversely affect existing stockholders and the market value of our common stock.

Certain provisions of our certificate of incorporation and bylaws and applicable provisions of Delaware law may have the effect of rendering more difficult, delaying or preventing an acquisition of the Company, even when this would be in the best interest of our stockholders. These provisions include:

•a classified Board;

•the sole power of a majority of our Board to fix the number of directors;

•the requirement that certain advance notice procedures be followed for our stockholders to submit nominations of candidates for election to our Board and to bring other proposals before a meeting of the stockholders;

•the power of our Board to amend our bylaws without stockholder approval;

•limitations on the removal of directors nominated by our Sponsors;

•the sole power of the Board, or our Sponsors in the case of a vacancy of one of their respective Board nominees, to fill any vacancy on the Board, whether such vacancy occurs as a result of an increase in the number of directors or otherwise;

•the ability of a majority of our Board (even if less than a quorum) to designate one or more series of preferred stock and issue shares of preferred stock without stockholder approval;

•the inability of stockholders to act by written consent if our Sponsors collectively own less than a majority of our outstanding Class A common stock;

•a requirement that, to the fullest extent permitted by law, certain proceedings against or involving us or our directors, officers or employees be brought exclusively in the Court of Chancery in the State of Delaware;

•the lack of cumulative voting rights for the holders of our Class A common stock with respect to the election of directors; and

•the inability of stockholders to call special meetings if our Sponsors collectively own less than a majority of our outstanding Class A common stock.

Further, Delaware law imposes conditions on the voting of “control shares” and on certain business combination transactions with “interested stockholders.”

Our issuance of shares of preferred stock could delay or prevent a change of control of the Company. Our Board has the authority to cause us to issue, without any further vote or action by our stockholders, up to shares of preferred stock, par value $0.001 per share, in one or more series, to designate the number of shares constituting any series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. The issuance of shares of preferred stock may have the effect of delaying, deferring or preventing a change in control of our Company without further action by our stockholders, even where stockholders are offered a premium for their shares.

In addition, the issuance of shares of preferred stock with voting rights may adversely affect the voting power of the holders of our other classes of voting stock either by diluting the voting power of our other classes of voting stock if they vote together as a single class, or by giving the holders of any such preferred stock the right to block an action on which they have a separate class vote even if the action were approved by the holders of our other classes of voting stock.

These provisions could delay or prevent hostile takeovers and changes in control or changes in our management. Also, the issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect the market price for our common stock by making an investment in our common stock less attractive. For example, a conversion feature could cause the trading price of our common stock to decline to the conversion price of the preferred stock. Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control or otherwise makes an investment in our common stock less attractive could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock. See “Description of Capital Stock.”

ITEM 1B.           UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.              PROPERTIES.

We have 83 U.S. warehouse‑format stores located in 21 states, as shown in the chart below:

Number of
State	Stores
Alabama	1
Arizona	5
California	8
Colorado	2
Florida	16
Georgia	7
Illinois	6
Kansas	1
Kentucky	1
Louisiana	1
Maryland	1
Nevada	2
New Jersey	3
North Carolina	2
Ohio	2
Pennsylvania	2
Tennessee	3
Texas	15
Utah	1
Virginia	3
Wisconsin	1
Total	83

We opened 14 new stores during fiscal 2017. In addition to our warehouse-format stores, we operate one separate small 5,500 square foot design center located in New Orleans, Louisiana. Our headquarters, which we refer to as our store support center, is approximately 106,600 square feet and is located in Smyrna, Georgia. Additionally, we operate an approximately 37,000 square foot product review center in Smyrna, Georgia.

We lease our store support center, all of our stores and our distribution centers. Our leases generally have a term of ten to fifteen years, and generally have at least two renewal options for five years. Most of our leases provide for a minimum rent and typically include escalating rent increases. Our leases also generally require us to pay insurance, utilities, real estate taxes and repair and maintenance expenses.

In December of 2017, we purchased 58 acres of land near Savannah, GA at a cost of approximately $5.4 million to facilitate future growth of our supply chain capabilities.

ITEM 3.              LEGAL PROCEEDINGS.

We are engaged in various legal actions, claims and proceedings arising in the ordinary course of business, including claims related to breach of contracts, products liabilities, intellectual property matters and employment related matters resulting from our business activities. As with most actions such as these, an estimation of any possible and/or ultimate liability cannot always be determined. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

ITEM 4.              MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been listed on the NYSE under the symbol “FND” since our IPO on April 27, 2017. Prior to that date, there was no public market for our common stock. On March 1, 2018, the closing price of our common stock on the NYSE was $44.16, and there were 36 stockholders of record of our Class A common stock. The actual number of stockholders is greater than the number of record holders stated above, and includes stockholders who are beneficial owners, but whose shares are held in "street name" by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities. The following table sets forth, for the periods indicated, the high and low sales price of our common stock as reported by the NYSE:

Year Ended December 28, 2017	High	Low
Second Quarter	$46.95	$29.37
Third Quarter	$42.44	$32.72
Fourth Quarter	$49.85	$36.25

Dividend Policy

No dividends have been declared or paid on our common stock. We intend to continue to retain all available funds and any future earnings for use in the operation and growth of our business, and therefore we do not currently expect to pay any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of our Board and will depend on then existing conditions, including our operating results, financial condition, contractual restrictions, capital requirements, business prospects and other factors that our Board may deem relevant. In addition, our Credit Facilities contain covenants that restrict our ability to pay cash dividends.

In September 2016, in connection with the 2016 Refinancing, we paid our common stockholders a special cash dividend of $202.5 million in the aggregate (the "Special Dividend"). Other than the Special Dividend, we did not declare or pay any cash dividends on our common stock in fiscal 2016 or fiscal 2017.

Performance Graph

The following graph shows a comparison of cumulative total return to holders of common stock against the cumulative total return of the S&P 500 Index and the S&P 500 Home Improvement Retail Index from April 27, 2017 (the date our common stock commenced trading on the NYSE) through December 28, 2017. The comparison of the cumulative total returns for each investment assumes that $100 was invested in our Class A common stock and the respective indices on April 27, 2017 through December 28, 2017, including reinvestment of any dividends. Historical share price performance should not be relied upon as an indication of future share price performance.

	4/28/2017	6/29/2017	9/28/2017	12/28/2017
FND	$100.00	$126.99	$120.81	$154.73
S&P 500 Index	$100.00	$101.49	$105.28	$112.72
S&P 500 Home Improvement Retail	$100.00	$95.46	$101.10	$118.17

Unregistered Sales of Equity Securities

The following sets forth information regarding all unregistered securities sold during fiscal 2017 and gives effect to the conversion of each share of Floor & Decor Holdings, Inc. into shares of the corresponding class of common stock of Floor & Decor Holdings, Inc. upon the effectiveness of the 321.820-for-one stock split of our common stock effected on April 24, 2017:

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

Use of Proceeds

None.

Repurchase of our Common Stock

None.

ITEM 6.              SELECTED FINANCIAL DATA.

The following table sets forth certain selected historical financial and operating data of the Company as of the dates and for the periods indicated. The following selected financial data are qualified by reference to, and should be read in conjunction with, the consolidated financial statements, related notes and other financial information, as well as in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report. We operate on a 52- or 53-week fiscal year ending on the Thursday on or preceding December 31. The data presented contains references to fiscal 2013, fiscal 2014, fiscal 2015, fiscal 2016, and fiscal 2017, which represent our fiscal years ended December 26, 2013, December 25, 2014, December 29, 2016 and December 28, 2017 all of which were 52-week periods, and December 31, 2015, which was a 53-week period.

	Fiscal Year Ended
(in thousands, except per share amounts)(1)	12/28/2017	12/29/2016	12/31/2015(2)	12/25/2014	12/26/2013
Net sales	$1,384,767	$1,050,759	$784,012	$584,588	$443,995
Cost of sales	812,203	621,497	471,390	355,051	274,172
Gross profit	572,564	429,262	312,622	229,537	169,823
Operating expenses:
Selling & store operating expenses	353,647	271,876	202,637	146,485	106,835
General & administrative expenses	84,661	64,025	49,917	38,984	30,530
Pre-opening expenses	16,485	13,732	7,380	7,412	5,196
Litigation settlement	—	10,500	—	—	—
Executive severance(3)	—	—	296	2,975	—
Total operating expenses	454,793	360,133	260,230	195,856	142,561
Operating income	117,771	69,129	52,392	33,681	27,262
Interest expense	13,777	12,803	9,386	8,949	7,684
Loss on early extinguishment of debt	5,442	1,813	—	—	1,638
Income before income taxes	98,552	54,513	43,006	24,732	17,940
Provision for income taxes	(4,236)	11,474	16,199	9,634	6,857
Net income	$102,788	$43,039	$26,807	$15,098	$11,083

Earnings per share:
Basic	$1.13	$0.52	$0.32	$0.18	$0.13
Diluted	$1.03	$0.49	$0.31	$0.18	$0.13
Weighted average shares outstanding:
Basic	90,951	83,432	83,365	83,222	83,104
Diluted	99,660	88,431	86,281	85,652	83,818

	As of
(in thousands)	12/28/2017	12/29/2016	12/31/2015	12/25/2014	12/26/2013
Consolidated balance sheet data:
Cash and cash equivalents	$556	$451	$318	$279	$175
Net working capital	146,856	95,550	109,565	78,577	89,311
Total assets	1,067,992	831,166	748,888	635,498	555,093
Total debt(4)	189,062	390,743	177,590	152,420	157,172
Total stockholders’ equity	442,860	134,283	312,365	282,236	264,132

	Fiscal Year Ended
(in thousands, except per share amounts)(1)	12/28/2017	12/29/2016	12/31/2015(2)	12/25/2014	12/26/2013
Consolidated statement of cash flows data:
Net cash provided by (used in) operating activities	$109,207	$89,456	$20,380	$43,594	$(15,428)
Net cash used in investing activities	(102,253)	(74,648)	(45,021)	(39,069)	(25,056)
Net cash (used in) provided by financing activities	(6,849)	(14,675)	24,680	(4,421)	40,487
Cash dividends declared per share	—	2.43	—	—	0.31

	Fiscal Year Ended
Other financial data:	12/28/2017	12/29/2016	12/31/2015(2)	12/25/2014	12/26/2013
Comparable store sales growth	16.6%	19.4%	13.5%	15.8%	22.1%
Number of stores open at the end of the period(5)	84	70	58	48	39
Adjusted EBITDA (in thousands)(6)	$158,781	$108,398	$72,868	$51,208	$36,537
Adjusted EBITDA margin	11.5%	10.3%	9.3%	8.8%	8.2%

(1)	All of the earnings per share data, share numbers, share prices, and exercise prices have been adjusted on a retroactive basis to reflect the 321.820-for-one stock split effected on April 24, 2017.
(2)

The 53rd week in fiscal 2015 represented $11.9 million in net sales, an estimated $2.1 million in operating income and an estimated $2.2 million in adjusted EBITDA. When presenting comparable store sales for fiscal 2015 and fiscal 2016, we have excluded the last week of fiscal 2015.

(3)	Represents costs incurred in connection with separation agreements with former officers.
(4)	Total debt consists of the current and long-term portions of our Credit Facilities, as well as debt discount and debt issuance costs.
(5)	Represents the number of our warehouse-format stores and our one small-format standalone design center.
(6)

EBITDA and Adjusted EBITDA (which are shown in the reconciliations below) have been presented in this filing as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define EBITDA as net income before interest, loss on early extinguishment of debt, taxes, depreciation and amortization. We define Adjusted EBITDA as net income before interest, loss on early extinguishment of debt, taxes, depreciation and amortization, adjusted to eliminate the impact of certain items that we do not consider indicative of our core operating performance. Reconciliations of these measures to the equivalent measures under GAAP are set forth in the table below.

EBITDA and Adjusted EBITDA are key metrics used by management and our Board to assess our financial performance and enterprise value. We believe that EBITDA and Adjusted EBITDA are useful measures, as they eliminate certain expenses that are not indicative of our core operating performance and facilitate a comparison of our core operating performance on a consistent basis from period to period. We also use Adjusted EBITDA as a basis to determine covenant compliance with respect to our Credit Facilities, to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, and to compare our performance against that of other peer companies using similar measures. EBITDA and Adjusted EBITDA are also used by analysts, investors and other interested parties as performance measures to evaluate companies in our industry.

EBITDA and Adjusted EBITDA are non-GAAP measures of our financial performance and should not be considered as alternatives to net income as a measure of financial performance or any other performance measure derived in accordance with GAAP and they should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of liquidity or free cash flow for management's discretionary use. In addition, these non-GAAP measures exclude certain non-recurring and other charges. Each of these non-GAAP measures has its limitations as an analytical tool, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. In evaluating EBITDA and Adjusted EBITDA, you should be aware that in the future we will incur expenses that are the same as or similar to some of the items eliminated in the adjustments made to determine EBITDA and Adjusted EBITDA, such as stock compensation expense, loss on asset disposal, executive recruiting/relocation, and other adjustments. Our presentation of EBITDA and Adjusted EBITDA should not be construed to imply that our future results will be unaffected by any such adjustments. Definitions and calculations of

EBITDA and Adjusted EBITDA differ among companies in the retail industry, and therefore EBITDA and Adjusted EBITDA disclosed by us may not be comparable to the metrics disclosed by other companies.

The reconciliations of net income to EBITDA and Adjusted EBITDA for the periods noted below are set forth in the table as follows:

	Fiscal Year Ended
(in thousands)	12/28/2017	12/29/2016	12/31/2015(2)	12/25/2014	12/26/2013
Net income	$102,788	$43,039	$26,807	$15,098	$11,083
Depreciation and amortization(a)	33,546	25,089	16,794	11,073	6,362
Interest expense	13,777	12,803	9,386	8,949	7,684
Loss on early extinguishment of debt(b)	5,442	1,813	—	—	1,638
Income tax expense (benefit)	(4,236)	11,474	16,199	9,634	6,857
EBITDA	151,317	94,218	69,186	44,754	33,624
Stock compensation expense(c)	4,959	3,229	3,258	2,323	1,869
Loss on asset disposal(d)	128	451	128	148	656
Executive severance(e)	—	—	296	2,975	—
Executive recruiting/relocation(f)	—	—	—	—	54
Litigation settlement(g)	—	10,500	—	—	—
Other(h)	2,377	—	—	1,008	334
Adjusted EBITDA	$158,781	$108,398	$72,868	$51,208	$36,537

(a)	Net of amortization of tenant improvement allowances and excludes deferred financing amortization, which is included as a part of interest expense in the table above.
(b)

Loss recorded as a result of the prepayment of our Subordinated Notes in 2013, as well as the non-cash write-off of certain deferred financing fees related to the refinancing of term and revolver borrowings in 2013 and 2016. For 2017, the loss related to repaying a portion of our Term Loan Facility with our net proceeds from the IPO.

(c)	Non-cash charges related to stock-based compensation programs, which vary from period to period depending on timing of awards and forfeitures.
(d)

For fiscal 2014, fiscal 2015, fiscal 2016, and fiscal 2017, the losses related primarily to assets retired in connection with significant store remodels. For fiscal 2013, the loss was primarily related to the write-off of certain software previously acquired.

(e)	Represents one-time costs incurred in connection with separation agreements with former officers.
(f)	Represents costs incurred to recruit and relocate members of executive management.
(g)	Legal settlement related to classwide settlement to resolve a lawsuit.
(h)

Other adjustments include amounts management does not consider indicative of our core operating performance. Amounts for fiscal 2017 relate to costs in connection with the IPO, two secondary public offerings of our Class A common stock by certain of our stockholders and expenses and losses, net of recoveries, from hurricanes Harvey and Irma. The Company did not sell any shares in either secondary offering and did not receive any proceeds from the sales of shares by the selling stockholders. Amounts for fiscal 2014 relate to costs in connection with the IPO.

ITEM 7.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with “Selected Financial Data” and our consolidated financial statements and the related notes thereto and other financial information included elsewhere in this filing. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in “Item 1A Risk Factors.” See the cautionary note regarding forward-looking statements set forth at the beginning of Part I of this Annual Report.

Overview

Founded in 2000, Floor & Decor is a high‑growth, differentiated, multi‑channel specialty retailer of hard surface flooring and related accessories with 83 warehouse‑format stores across 21 states as of December 28, 2017. We believe that we offer the industry’s broadest assortment of tile, wood, laminate and natural stone flooring along with decorative and installation accessories at everyday low prices. We appeal to a variety of customers, including our Pro, DIY and BIY customers. Our warehouse‑format stores, which average approximately 73,000 square feet, carry on average approximately 3,600 flooring and decorative and installation accessory SKUs, 1.3 million square feet of flooring products and $2.5 million of inventory at cost. We believe that our inspiring design centers and creative and informative visual merchandising also greatly enhance our customers’ renovation experience. In addition to our stores, our website FloorandDecor.com showcases our products.

We believe our strong financial results are a reflection of a growing domestic hard surface flooring market, a unique approach to selling hard surface flooring and our consistent and disciplined culture of innovation and reinvestment, together creating a differentiated business model in the hard surface flooring category. In fiscal 2017 we saw our highest sales, net income and adjusted EBITDA in our history. In addition, we experienced our ninth year of double digit comparable store sales growth, averaging 15.4% and for the past three years averaging 16.5%.

	Year Ended
	12/28/2017	12/29/2016	12/31/2015	CAGR
Comparable stores sales	16.6%	19.4%	13.5%	N/A
Number of warehouse-format stores	83	69	57	20.7%
Net sales (in thousands)	$1,384,767	$1,050,759	$784,012	32.9%
Net income (in thousands)	$102,788	$43,039	$26,807	95.8%
Adjusted EBITDA (in thousands)	$158,781	$108,398	$72,868	47.6%

During fiscal 2017, we continued to make long‑term key strategic investments, including:

•	opening 14 new warehouse-format stores ending with 83 warehouse-format stores;
•	focusing on innovative new products and localized assortments, supported by inspirational in-store and online visual merchandising solutions;
•

augmenting the management team with new hires in store operations, store training, Pro and Commercial sales, e-commerce, supply chain, merchandising, real estate, information technology and inventory management;

•	investing in our connected customer and Pro customer personnel and technology;
•	increasing proprietary credit offerings;
•	adding more resources dedicated to serving our Pro customers;
•	investing capital to continue enhancing the in-store shopping experience for our customers; and

•	increasing and expanding marketing campaigns to articulate our unique features and benefits in the hard surface flooring market.

Fiscal 2018 – A Look At The Upcoming Year

We believe that our compelling business model, plus the projected growth of the large and highly fragmented $11.5 billion hard surface flooring market (in manufacturers’ dollars, an estimated $20 billion after the retail markup), provides us with an opportunity to significantly expand our store base in the U.S. from 83 warehouse format stores as of December 28, 2017 to approximately 400 stores nationwide within the next 15 years based on our internal research with respect to housing density, demographic data, competitor concentration and other variables in both new and existing markets. Over the next several years, we plan to grow our store base by approximately 20% per year. In addition to opening new stores, our focus will be on executing our core strategies as well as continuing to make investments that we believe will support our long-term growth, as outlined in “Item 1. Business - Our Growth Strategy”. Due to the expected growth in the macro-economy and the strength of our core business, we intend to use the benefits from tax reform to fund our current investment strategies, which we believe will help improve our competitive advantages and achieve our planned net income growth for 2018. Our ability to open profitable new stores depends on many factors, including the successful selection of new markets and store locations, our ability to negotiate leases on acceptable terms and our ability to attract highly qualified managers and staff. For further information see “Risk Factors—Risks Related to Our Business.”

Key Performance Indicators

We consider a variety of performance and financial measures in assessing the performance of our business. The key measures we use to determine how our business is performing are comparable store sales, the number of new store openings, gross profit and gross margin, operating income and EBITDA and Adjusted EBITDA.

Comparable Store Sales

Our comparable store sales growth is a significant driver of our net sales, profitability, cash flow and overall business results. We believe that comparable store sales growth is generated by continued focus on providing a dynamic and expanding product assortment in addition to other merchandising initiatives, quality of customer service, enhancing sales and marketing strategies, improving visual merchandising and overall aesthetic appeal of our stores and our website, effectively serving our Pro customers, continued investment in store staff and infrastructure, growing our proprietary credit offering, and further integrating connected customer strategies and other key information technology enhancements.

Comparable store sales refer to period‑over‑period comparisons of our net sales among the comparable store base, which has historically been when customers obtained possession of their product. Starting in 2018, when the new revenue recognition standard is adopted, our comparable store sales will refer to period-over-period comparisons of our net sales based on when the customer obtains control of their product, which is typically at the time of sale and may be slightly different than our historically reported net sales due to timing of when final delivery of the product has occurred. A store is included in the comparable store sales calculation on the first day of the thirteenth full fiscal month following a store’s opening, which is when we believe comparability has been achieved. Since our e‑commerce sales are fulfilled by individual stores, they are included in comparable store sales only to the extent the fulfilling store meets the above mentioned store criteria. Changes in our comparable store sales between two periods are based on net sales for stores that were in operation during both of the two periods. Any change in square footage of an existing comparable store, including remodels and relocations, does not eliminate that store from inclusion in the calculation of comparable store sales. Stores that are closed temporarily and relocated within their primary trade areas are included in same store sales. Additionally, any stores that were closed during the current or prior fiscal year are excluded from the definition of comparable stores.

Our fiscal 2015 year, which ended December 31, 2015, included a 53rd week. When presenting comparable store sales for fiscal 2015, we have excluded the last week of fiscal 2015.

Definitions and calculations of comparable store sales differ among companies in the retail industry, and therefore comparable store metrics disclosed by us may not be comparable to the metrics disclosed by other companies.

Comparable store sales allow us to evaluate how our retail stores are performing by measuring the change in period‑over‑period net sales. Various factors affect comparable store sales, including:

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

Number of New Stores

The number and timing of new store openings, and the costs and fixed lease obligations associated therewith, have had, and are expected to continue to have, a significant impact on our results of operations. The number of new stores reflects the number of stores opened during a particular reporting period. Before we open new stores, we incur pre‑opening expenses, which are defined below. While net sales at new stores are generally lower than net sales at our stores that have been open for more than one year, our new stores have historically been profitable in their first year. Generally, our newer stores have also averaged higher comparable store sales growth than our total store average.

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

Gross profit is calculated as net sales less cost of sales. Gross profit as a percentage of net sales is referred to as gross margin. Cost of sales consists of merchandise costs, as well as freight costs to transport inventory to our distribution centers and stores, and duty and other costs that are incurred to distribute the merchandise to our stores. Cost of sales also includes shrinkage, damage product disposals, distribution, warehousing costs, sourcing and compliance costs. We receive cash consideration from certain vendors related to vendor allowances and volume rebates, which is recorded as a reduction of costs of sales as the inventory is sold or as a reduction of the carrying value of inventory while the inventory is still on hand. Costs associated with arranging and paying for freight to deliver products to customers is included in cost of sales. The components of our cost of sales may not be comparable to the components of cost of sales, or similar measures, of other retailers. As a result, data in this filing regarding our gross profit and gross margin may not be comparable to similar data made available by other retailers.

Operating Income, EBITDA, Adjusted EBITDA

Operating income, EBITDA and Adjusted EBITDA are key metrics used by management and our Board to assess our financial performance and enterprise value. We believe that operating income, EBITDA and Adjusted EBITDA are useful measures, as they eliminate certain expenses that are not indicative of our core operating performance and facilitate a comparison of our core operating performance on a consistent basis from period to period. We also use Adjusted EBITDA as a basis to determine covenant compliance with respect to our Credit Facilities, to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures. Operating income, EBITDA and Adjusted EBITDA are also frequently used by analysts, investors and other interested parties as performance measures to evaluate companies in our industry.

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

Net sales reflect our sales of merchandise, less discounts and estimated returns and include our in-store sales and e-commerce sales. In certain cases, we arrange and pay for freight to deliver products to customers and bill the customer for the estimated freight cost, which is also included in net sales. Revenue is recognized when both collection or reasonable assurance of collection of payment and final delivery of the product have occurred. For orders placed through our website and shipped to our customers, revenue is recognized at the time we estimate the customer receives the merchandise, which is typically within a few days of shipment.

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

General and administrative expenses consist primarily of costs incurred outside of our stores and include administrative personnel wages in our store support center and regional functions, bonuses and benefits, supplies, depreciation and amortization, and store support center expenses. Insurance, legal expenses, information technology costs, consulting and other miscellaneous operating costs are also included.

The components of our general and administrative expenses may not be comparable to the components of similar measures of other retailers.

Pre‑opening Expenses

We account for non-capital operating expenditures incurred prior to opening a new store or relocating an existing store as "pre-opening" expenses in our consolidated statements of income. Our pre-opening expenses begin, on average, three to six months in advance of a store opening or relocating due to, among other things, the amount of time it takes to prepare a store for its grand opening. Pre-opening expenses primarily include the following: rent, advertising, training, staff recruiting, utilities, personnel, and equipment rental. A store is considered to be relocated if it is closed temporarily and re-opened within the same primary trade area.

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated, in dollars and as a percentage of net sales:

	Year Ended
	12/28/2017		12/29/2016
(in thousands)	Actual	% of Sales	Actual	% of Sales	% Increase/(Decrease)
Net sales	$1,384,767	100.0%	$1,050,759	100.0%	31.8%
Cost of sales	812,203	58.7	621,497	59.1	30.7
Gross profit	572,564	41.3	429,262	40.9	33.4
Operating expenses:
Selling & store operating expenses	353,647	25.5	271,876	25.9	30.1
General & administrative expenses	84,661	6.1	64,025	6.1	32.2
Pre-opening expenses	16,485	1.2	13,732	1.3	20.0
Litigation settlement	—	—	10,500	1.0	(100.0)
Total operating expenses	454,793	32.8	360,133	34.3	26.3
Operating income	117,771	8.5	69,129	6.6	70.4
Interest expense	13,777	1.0	12,803	1.2	7.6
Loss on early extinguishment of debt	5,442	0.4	1,813	0.2	200.2
Income before income taxes	98,552	7.1	54,513	5.2	80.8
Provision for income taxes	(4,236)	(0.3)	11,474	1.1	(136.9)
Net income	$102,788	7.4%	$43,039	4.1%	138.8%

	Year Ended
	12/29/2016		12/31/2015
(in thousands)	Actual	% of Sales	Actual	% of Sales	% Increase/(Decrease)
Net sales	$1,050,759	100.0%	$784,012	100.0%	34.0%
Cost of sales	621,497	59.1	471,390	60.1	31.8
Gross profit	429,262	40.9	312,622	39.9	37.3
Operating expenses:
Selling & store operating expenses	271,876	25.9	202,637	25.8	34.2
General & administrative expenses	64,025	6.1	49,917	6.5	28.3
Pre-opening expenses	13,732	1.3	7,380	0.9	86.1
Litigation settlement	10,500	1.0	—	—	100.0
Executive severance	—	—	296	—	(100.0)
Total operating expenses	360,133	34.3	260,230	33.2	38.4
Operating income	69,129	6.6	52,392	6.7	31.9
Interest expense	12,803	1.2	9,386	1.2	36.4
Loss on early extinguishment of debt	1,813	0.2	—	—	100.0
Income before income taxes	54,513	5.2	43,006	5.5	26.8
Provision for income taxes	11,474	1.1	16,199	2.1	(29.2)
Net income	$43,039	4.1%	$26,807	3.4%	60.6%

	Year Ended
	12/28/2017	12/29/2016	12/31/2015
Comparable stores sales	16.6%	19.4%	13.5%
Comparable average ticket	1.7%	3.6%	1.4%
Comparable customer transactions	14.8%	14.7%	11.7%
Number of warehouse-format stores	83	69	57
Adjusted EBITDA (in thousands)	$158,781	$108,398	$72,868
Adjusted EBITDA margin	11.5%	10.3%	9.3%

Net Sales

Net sales during fiscal 2017 increased $334.0 million, or 31.8%, compared to fiscal 2016. All of our product categories experienced comparable store sales increases during the period, driven by increases in laminate/luxury vinyl plank and decorative accessories that were above our average for fiscal 2017. Our comparable store sales increased 16.6%, or $173.1 million, while our non‑comparable store sales contributed $160.9 million. The increase in comparable store sales was largely driven by a 14.8% increase in comparable customer transactions and to a lesser extent a 1.7% increase in comparable average ticket growth. Comparable customer transactions and average ticket are measured at the time of sale, which may be slightly different than our reported sales due to timing of when final delivery of the product has occurred. We believe the increase in net sales, customer transactions and average ticket are due to the execution of our key strategic investments and an improved U.S. flooring market. As described in the "Overview" section above, we believe our enhanced Pro, merchandising, connected customer, marketing and visual merchandising strategies, along with new innovative products led to our sales growth. In addition, comparable stores sales benefited by approximately 200 basis points from the continued recovery in the areas impacted by Hurricane Harvey. Non-comparable store sales were driven by the opening of 14 new stores during fiscal 2017.

Net sales during fiscal 2016 increased $266.7 million, or 34.0%, compared to fiscal 2015. All of our product categories experienced comparable store sales increases during the period, driven by increases in laminate/luxury vinyl plank, decorative accessories and tile that were above our Company average for fiscal 2016. Our comparable store sales increased 19.4%, or $149.1 million, while our non-comparable store sales contributed $117.6 million. The increase in comparable store sales was driven primarily by an increase in comparable customer transactions of 14.7% and to a lesser extent by comparable average ticket growth of 3.6%. Comparable customer transactions and average ticket are measured at the time of sale, which may be slightly different than our reported sales due to timing of when final delivery of the product has occurred. We believe the increase in net sales, customer transactions and average ticket are due to the execution of our key strategic investments and an improved U.S. flooring market. As described in the "Overview" section above, we have hired key personnel in all departments, implemented connected customer strategies, including an improved website, and made key process and technology investments in merchandising and supply chain leading to better in-stock selection and higher quality products. We have invested in value added strategies targeting Pro customers, including dedicated sales teams. Non-comparable store sales were driven by the opening of 12 new stores during fiscal 2016. The 53rd week in fiscal 2015 added approximately $11.9 million in net sales.

Gross Profit and Gross Margin

Gross profit for fiscal 2017 increased $143.3 million, or 33.4%, compared to fiscal 2016. This increase in gross profit was primarily the result of increased sales and to a lesser extent higher product margins. Gross margin for fiscal 2017 increased approximately 40 basis points to 41.3% from 40.9% in fiscal 2016. This increase in gross margin was primarily attributable to higher product margin of approximately 75 basis points and approximately 10 basis points due to lower inventory shrinkage and damage, partially offset by approximately 30 basis points of higher distribution center costs due to expanding approximately 2.4x to 2.9 million square feet.

Gross profit for fiscal 2016 increased $116.6 million, or 37.3%, compared to fiscal 2015. This increase in gross profit was primarily the result of increased sales volume. Gross margin for fiscal 2016 increased approximately 100 basis points compared to fiscal 2015. This increase was primarily driven by approximately 120 basis points of product margin improvement resulting from increased sales of higher quality products that carry a higher gross margin and lower freight costs, slightly offset by approximately 10 basis points of higher supply chain and global sourcing and compliance costs as well as approximately 10 basis points due to higher inventory damage and shrinkage.

Selling and Store Operating Expenses

Selling and store operating expenses in fiscal 2017 increased by $81.8 million, or 30.1% from fiscal 2016, due primarily to the addition of 14 new stores in fiscal 2017, and to a lesser extent increased personnel and occupancy expenses at our mature stores to support a 16.6% same store sales increase. As a percentage of net sales, our selling and store operating expenses decreased approximately 40 basis points to 25.5%. Comparable store selling and store operating expenses as a percentage of comparable store sales decreased by approximately 140 basis points, as we leveraged occupancy and personnel expenses on higher net sales.

Selling and store operating expenses increased $69.2 million, or 34.2%, due primarily to the addition of 12 new stores during fiscal 2016, and increased expenses in our comparable stores, which drove an increase in comparable store sales of 19.4%. As a percentage of net sales, our selling and store operating expenses increased approximately 10 basis points to 25.9%. Our comparable store selling and store operating expenses decreased by approximately 130 basis points as a percentage of comparable store sales as we leveraged occupancy, personnel and advertising expenses on higher net sales. Our new stores have lower net sales and higher store operating expenses as a percentage of net sales than do our mature stores.

General and Administrative Expenses

General and administrative expenses, which are typically expenses incurred outside of our stores, increased $20.6 million in fiscal 2017, or 32.2% from fiscal 2016, due to our continued investments in personnel for our regional and store support functions in support of our store growth and higher legal and consulting costs as a result of indirect costs associated with our IPO and Secondary Offerings. Our general and administrative expenses as a percentage of net sales remained flat year over year.

General and administrative expenses, which are typically expenses incurred outside of our stores, increased $14.1 million in fiscal 2016, or 28.3% from fiscal 2015, due to investments we made in personnel for our regional and store support functions to support our store growth, higher incentive compensation accruals and higher consulting costs. Our general and administrative expenses as a percentage of net sales decreased by approximately 40 basis points primarily due to leveraging our expenses over increasing net sales.

Pre-Opening Expenses

Pre‑opening expenses in fiscal 2017 increased $2.8 million, or 20.0% from fiscal 2016. The increase is primarily due to a greater number of new stores opened or planned to be opened for which pre-opening expenses were incurred, as well as higher average occupancy costs due to targeted locations being in higher cost metropolitan locations during fiscal 2017 compared to fiscal 2016. During fiscal 2017, we opened 14 stores, as well as one relocation, and incurred costs for four additional stores planned to open in 2018, as compared to opening 12 stores, and incurring costs for three additional stores planned to open as well as one relocation in 2017 during fiscal 2016.

Pre-opening expenses in fiscal 2016 increased $6.4 million, or 86.1% from fiscal 2015. The increase is primarily due to a greater number of new stores opened or planned to be opened for which pre-opening expenses were incurred and to a lesser extent higher average occupancy and advertising costs per store during fiscal 2016 compared to fiscal 2015. During fiscal 2016, we opened 12 stores and incurred costs for three additional stores planned to open as well as one relocation in 2017 compared to opening ten stores and incurring costs for two additional stores that opened in 2016 during fiscal 2015.

Interest Expense

Interest expense in fiscal 2017 increased $1.0 million, or 7.6% compared to fiscal 2016. The increase in interest expense was primarily due to our average total debt increasing to $261.5 million in fiscal 2017 compared to $225.4 million in fiscal 2016. The increase in average total debt was due to paying a special dividend of $202.5 million, making related cash payments of $22.5 million in respect of certain options to purchase our common stock and refinancing our debt in the fiscal fourth quarter of 2016, partially offset by paying down approximately $192.0 million of our debt with our net IPO proceeds during the fiscal second quarter of 2017. The increase in interest expense was partially offset by a lower effective interest rate of 5.3% for fiscal 2017 from 5.7% for fiscal 2016.

Interest expense for fiscal 2016 increased $3.4 million compared to fiscal 2015. The increase in interest expense was entirely due to our average total debt increasing $64.4 million to $225.4 million for fiscal 2016 compared to $161.0 million in fiscal 2015. The effective interest rate was 5.7% in fiscal 2016 compared to 5.8% in fiscal 2015.

Taxes

The provision for income taxes in fiscal 2017 decreased $15.7 million, or 136.9% from fiscal 2016. The effective tax rate was (4.3)% compared to 21.0% for fiscal 2017 compared to fiscal 2016, respectively. The decrease in the effective tax rate was primarily due to the combination of the excess tax benefit related to stock options exercised and the tax benefit related to adjusting our deferred tax rate to our anticipated future rate due to new tax reform legislation enacted in December 2017.

The provision for income taxes in fiscal 2016 decreased $4.7 million, or 29.2% from fiscal 2015. The decrease in the provision for income taxes for fiscal 2016 compared to fiscal 2015 is attributable to the decrease in the effective tax rate, partially offset by an increase in income before income taxes. The decrease in the fiscal 2016 effective tax rate was due to an $8.5 million state and federal tax benefit related to a dividend equivalent payment to certain option holders.

Seasonality

Historically, our business has had very little seasonality. Our specialty hard surface flooring and decorative home product offering makes us less susceptible to holiday shopping seasonal patterns compared to other retailers. However, we generally conduct a clearance event during our third fiscal quarter followed by a smaller clearance event towards the end of the year. The timing of these clearance events is driven by operational considerations rather than customer demand and could change from year to year.

Liquidity and Capital Resources

Liquidity is provided primarily by our cash flows from operations and our ABL Facility. During fiscal 2017, we generated $109.2 million in cash from operating activities. As of December 28, 2017, we had $146.7 million in unrestricted liquidity, consisting of $0.6 million in cash and cash equivalents and $146.1 million immediately available for borrowing under the ABL Facility without violating any covenants thereunder.

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

Merchandise inventory is our most significant working capital asset and is considered “in-transit” or “available for sale”, based on whether we have physically received the products at an individual store location or in one of our four distribution centers.  In-transit inventory generally varies due to contractual terms, country of origin, transit times, international holidays, weather patterns and other factors, but for the last two years, approximately 15% of our inventory was in-transit, while over 80% was available for sale in our stores or at one of our four distribution centers.

We measure realizability of our inventory by monitoring sales, gross margin, inventory aging, weeks of supply or inventory turns as well as by reviewing SKUs that have been determined by our merchandising team to be discontinued. Based on our analysis of these factors, we believe our inventory is realizable.

Twice a year, we conduct a clearance event with the goal of selling through discontinued inventory, followed by donations of the aged discontinued inventory that we are unable to sell. We generally conduct a larger clearance event during our third fiscal quarter followed by a smaller clearance event towards the end of the fiscal year. We define aged discontinued inventory as inventory in discontinued status for more than 12 months that we intend to donate. As of December 28, 2017 we had less than $0.1 million of aged discontinued inventory.

Total capital expenditures in fiscal 2018 are planned to be between approximately $140 million to $150 million and will be funded primarily by cash generated from operations and borrowings under the ABL Facility. We intend to make the following capital expenditures in fiscal 2018:

•	Open 17 stores and start construction on stores opening in early 2019 using approximately $89 million to $93 million of cash;
•	Invest in existing store remodeling projects and our distribution centers using approximately $28 million to $32 million of cash; and
•	Invest in information technology infrastructure, e-commerce and other store support center initiatives using approximately $23 million to $25 million of cash.

During the first quarter of fiscal 2018, we are relocating all the existing inventory from our currently leased distribution center near Miami, Florida to the newly leased distribution center near Savannah, Georgia and expect to incur related costs of less than $1 million.

Cash Flow Analysis

A summary of our operating, investing and financing activities are shown in the following table:

	Fiscal Year Ended
(in thousands)	12/28/2017	12/29/2016	12/31/2015
Net cash provided by operating activities	$109,207	$89,456	$20,380
Net cash used in investing activities	(102,253)	(74,648)	(45,021)
Net cash (used in) provided by financing activities	(6,849)	(14,675)	24,680
Increase in cash and cash equivalents	$105	$133	$39

Net Cash Provided By Operating Activities

Cash from operating activities consists primarily of net income adjusted for non‑cash items, including depreciation and amortization, write-off of deferred issuance costs on extinguishment of debt, stock‑based compensation, deferred taxes and the effects of changes in operating assets and liabilities.

Net cash provided by operating activities was $109.2 million for fiscal 2017 and $89.5 million for fiscal 2016. The change in net cash provided by operating activities was primarily the result of an increase in net income and adjustments to net income driven by depreciation related to capital expenditures. This was slightly offset by increased working capital to support future sales and new store openings. At the end of 2017, we increased our inventory to prepare for our Savannah and Miami area distribution centers’ relocations, and to improve our in-stock inventory in anticipation of factory closures for Chinese New Year.

Net cash provided by operating activities was $89.5 million for fiscal 2016 and $20.4 million for fiscal 2015. The change in net cash provided by operating activities was primarily the result of an increase in net income and improved working capital management with better inventory management in anticipation of factory closures for Chinese New Year in fiscal 2016 as well as timing of tax payments.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for new store openings, existing store remodels (including leasehold improvements, new racking, new fixtures, new vignettes and new design centers) and new infrastructure and information systems.

Capital expenditures were $102.3 million compared to $74.6 million for fiscal 2017 and fiscal 2016, respectively. The growth is primarily related to opening more new stores in fiscal 2017 as well as capital expenditures for stores opening in early fiscal 2018 compared to the same period in 2016. For fiscal 2017, approximately 50% of capital expenditures was for new stores, 35% was for existing store remodel and distribution center investments, and the remainder was for information technology and e‑commerce investments.

Capital expenditures were $74.6 million compared to $45.0 million for fiscal 2016 and fiscal 2015, respectively. The growth is primarily related to opening more new stores in fiscal 2016 as well as capital expenditures for stores opening in early fiscal 2017 compared to the same period in fiscal 2015. For fiscal 2016, approximately 46% of capital expenditures was for new stores, 33% was for existing store remodel and distribution center investments, and the remainder was for information technology and e-commerce investments.

Net Cash (Used In) Provided by Financing Activities

Financing activities consist primarily of borrowings and related repayments under our credit agreements, as well as dividends paid to common stockholders.

Net cash used in financing activities was $6.8 million for fiscal 2017 and $14.7 million for fiscal 2016. The net cash used in financing activities for fiscal 2017 was driven by a net paydown on the ABL Facility of $9.0 million and proceeds received from stock options exercised of $8.9 million. We also received aggregate net proceeds of approximately $192.3 million in connection with the IPO, after deducting underwriting discounts and commissions and other offering expenses, and used the net proceeds of approximately $192.0 million to repay a portion of the amounts outstanding under the Term Loan Facility. Additionally, we utilized $2.0 million of cash from operations to repay a portion of the amounts outstanding under the Term Loan Facility.

Net cash used in financing activities was $14.7 million for fiscal 2016 and net cash provided by financing activities was $24.7 million for fiscal 2015. The net cash used in financing activities for fiscal 2016 was primarily due to (i) the Special Dividend, (ii) the Option Payments, (iii) $20.3 million to repay and terminate the prior senior secured term loan facility with GCI Capital Markets LLC, (iv) $78.0 million to repay and terminate the prior term loan facility and (v) $42.9 million to pay down a portion of the ABL Facility, mostly offset by borrowing $350.0 million on the Term Loan Facility.

Our Credit Facilities

We have two arrangements governing our material outstanding indebtedness: our ABL Facility and our Term Loan Facility.

The indebtedness outstanding under our Credit Facilities is secured by substantially all of our assets. In particular, the indebtedness outstanding under (i) the ABL Facility is secured by a first‑priority security interest in all of our current assets, including inventory and accounts receivable, and a second‑priority security interest in the collateral that secures the Term Loan Facility on a first‑priority basis, and (ii) the Term Loan Facility is secured by a first‑priority security interest in all of our fixed assets and intellectual property, and a second‑ priority interest in the collateral that secures the ABL Facility on a first‑priority basis.

The Term Loan Facility requires quarterly repayments of approximately $875 thousand, which commenced on December 31, 2016, with the remainder due and payable at maturity.

The Term Loan Facility has no financial maintenance covenants. As of December 28, 2017, we were in compliance in all material respects with the covenants of the Credit Facilities and no Event of Default (as defined in the credit agreements governing our Credit Facilities) had occurred.

As of December 28, 2017, the Term Loan Facility bore interest based on one of the following rates, at our option:

i)Adjusted LIBOR Rate plus a margin of 2.75%

ii)Base Rate plus a margin of 1.75%. Base Rate defined as the greater of the following:

(a)the base rate in effect on such day,

(b)the federal funds rate plus 0.50%,

(c)the adjusted LIBOR rate for the interest period of one month plus a margin of 1.00%.

On March 31, 2017, the Company entered into a repricing amendment to the Term Loan Facility. This amendment reduced the margins applicable to the term loan from 3.25% per annum (subject to a leverage-based step-down to 2.75%) to 2.50% per annum (subject to a leverage-based step-down to 2.00%) in the case of base rate loans, and from 4.25% per annum (subject to a leverage-based step-down to 3.75%) to 3.50% per annum (subject to a leverage-based step-down to 3.00%) in the case of LIBOR loans (subject to a 1.00% floor on LIBOR loans), provided that each of the leverage-based step-downs was contingent upon the consummation of the IPO.

In October 2017, we met the requirements to lower our interest rate on the Term Loan Facility by an additional 50 basis points (pursuant to the leverage-based step-down) to 4.00% for LIBOR loans, based on a margin of 3.00% and a 1.00% floor.

On November 22, 2017, we entered into an amendment to the Term Loan Facility. The aggregate principal amount of loans outstanding under the Term Loan Facility on the date of the November 2017 amendment was approximately $152.5 million. This November 2017 amendment reduced the margins applicable to the Term Loan Facility (x) in the case of base rate loans, from 2.00% per annum (due to operation of a leverage-based step-down from 2.50%) to 1.75% per annum (subject to a ratings based step-down to 1.50%), and (y) in the case of LIBOR loans, from 3.00% per annum (due to operation of a leverage-based step-down from 3.50%) to 2.75% per annum (subject to a ratings based step-down to 2.50%) (subject to a 1.00% floor on LIBOR loans). The amount and terms of the Term Loan Facility were otherwise unchanged.

The ABL Facility initially accrued interest ranging from LIBOR + 1.50% to LIBOR + 2.00%, and as of December 28, 2017 was subject to a pricing grid based on average daily availability under such facility ranging from LIBOR + 1.25% to 1.50%. The ABL Facility allows us to borrow up to $200 million, subject to the borrowing base requirements, set forth in the credit agreement governing the ABL Facility. As of December 28, 2017, we had the ability to access $146.1 million of unused borrowings under the ABL Facility without violating any covenants thereunder and had $12.8 million in outstanding letters of credit.

The credit agreements governing our Credit Facilities contain customary restrictive covenants that, among other things and with certain exceptions, limit our ability to (i) incur additional indebtedness and liens in connection therewith; (ii) pay dividends and make certain other restricted payments; (iii) effect mergers or consolidations; (iv) enter into transactions with affiliates; (v) sell or dispose of property or assets; and (vi) engage in unrelated lines of business. In addition, these credit agreements subject us to certain reporting obligations and require that we satisfy certain financial covenants, including, among other things, a requirement that if borrowings under the ABL Facility exceed 90% of availability, we will maintain a certain fixed charge coverage ratio (defined as consolidated EBITDA less non‑financed capital expenditures and income taxes paid to consolidated fixed charges, in each case as more fully defined in the credit agreement governing the ABL Facility).

For more information on our Credit Facilities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Contractual Obligations

We enter into long‑term obligations and commitments in the normal course of business, primarily debt obligations and non‑cancelable operating leases. As of December 28, 2017, our contractual cash obligations over the next several periods were as follows:

	Payments due by period
(in thousands)	Total	12/27/2018	12/26/2019	12/31/2020	12/30/2021	12/29/2022	Thereafter
Term loans	$152,500	$3,500	$3,500	$4,375	$2,625	$3,500	$135,000
Revolving loan	41,000	—	—	—	41,000	—	—
Estimated interest(1)	44,150	8,171	8,009	7,868	7,684	7,522	4,896
Operating leases(2)	790,636	79,872	85,279	83,048	79,041	74,052	389,344
Letters of credit	12,846	12,846	—	—	—	—	—
Purchase obligations(3)	245,828	245,371	457	—	—	—	—
Total	$1,286,960	$349,760	$97,245	$95,291	$130,350	$85,074	$529,240

(1)

For purposes of this table, interest has been estimated based on interest rates in effect for our indebtedness as of December 28, 2017, and estimated borrowing levels in the future. Actual borrowing levels and interest costs may differ.

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

Off‑Balance Sheet Arrangements

For fiscal 2017, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources. We do not have any relationship with unconsolidated entities or financial partnerships for the purpose of facilitating off‑balance sheet arrangements or for other contractually narrow or limited purposes.

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

Management evaluated the development and selection of its critical accounting policies and estimates and believes that the following involve a higher degree of judgment or complexity and are the most significant to reporting our results of operations and financial position, and are therefore discussed as critical. The following critical accounting policies reflect the significant estimates and judgments used in the preparation of our consolidated financial statements. With respect to critical accounting policies, even a relatively minor variance between actual and expected experience can potentially have a materially favorable or unfavorable impact on subsequent results of operations. More information on all of our significant account policies can be found in Note 1—Summary of Significant Accounting Policies to our audited consolidated financial statements included elsewhere in this filing.

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

Gift Cards and Merchandise Credits

We sell gift cards to our customers in our stores and through our website and issue merchandise credits in our stores. We account for the programs by recognizing a liability at the time the gift card is sold or the merchandise credit is issued. The liability is relieved and revenue is recognized upon redemption. Net sales related to the estimated breakage are included in net sales in the consolidated statement of income. We have an agreement with an unrelated third-party who is the issuer of our gift cards and also assumes the liability for unredeemed gift cards. We are not subject to claims under unclaimed property statutes, as the agreement effectively transfers the ownership of such unredeemed gift cards and the related future escheatment liability, if any, to the third-party.

Accordingly, gift card breakage income of $757 thousand, $627 thousand, and $511 thousand was recognized in fiscal 2017, fiscal 2016, and fiscal 2015, respectively, for such unredeemed gift cards.

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

Derivative Financial Instruments

We use derivative financial instruments to maintain a portion of our long-term debt obligations at a targeted balance of fixed and variable interest rate debt to manage our risk associated with fluctuations in interest rates. In November 2016, we entered into two interest rate caps. In 2013, we entered into two interest rate swap contracts. We recognize derivative contracts at fair value on our Consolidated Balance Sheets. The fair value is calculated utilizing Level 2 inputs. Unrealized changes in the fair value of hedged derivative instruments are recorded in Accumulated other comprehensive (loss) income within the equity section of our Consolidated Balance Sheets.

The effective portion of the gain or loss on the derivatives is reported as a component of Comprehensive income within the Consolidated Statements of Comprehensive Income and reclassified into earnings in the same period in which the hedged transaction affects earnings. The effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item. To the extent changes in fair values of the instruments are not highly effective, the ineffective portion of the hedge is immediately recognized in earnings.

We perform an assessment of the effectiveness of our derivative contracts designated as hedges, including assessing the possibility of counterparty default. If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings. We believe our derivative contracts, which continue to be designated as cash flow hedges, and which consist of interest rate cap contracts, will continue to be highly effective in offsetting changes in cash flow attributable to floating interest rate risk. In the current year, one of our interest rate caps was de-designated as a result of a debt amendment entered into. More information can be found in Note 7. Derivatives and Risk Management to our audited consolidated financial statements included elsewhere in this filing.

Income Taxes

We account for income taxes under the liability method in accordance with ASC 740, which requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Changes in tax laws and rates could affect recorded deferred tax assets and liabilities in the future. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in the period that includes the enactment date of such a change.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the associated temporary differences became deductible. On a quarterly basis, we evaluate whether it is more likely than not that our deferred tax assets will be realized in the future and conclude whether a valuation allowance must be established.

We include any estimated interest and penalties on tax‑related matters in income taxes payable and income tax expense. Current guidance clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under the relevant authoritative literature, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a fifty percent likelihood of being sustained.

Goodwill and Other Indefinite‑Lived Intangible Assets

We have identified each of the six geographic regions (the East, Northeast, Southeast, Central, West and Midwest) of our operating segment as separate components and have determined that these components have similar economic characteristics and therefore should be aggregated into one reporting unit. We reached this conclusion based on the level of similarity of a number of quantitative and qualitative factors, including net sales, gross profit margin, the manner in which we operate our business, the similarity of hard surface flooring products, operating procedures, marketing initiatives, store layout, employees, customers and methods of distribution, as well as the level of shared resources between the components.

Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Company does not amortize goodwill and other intangible assets with indefinite lives resulting from business combinations but, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles–Goodwill and Other, does assess the recoverability of goodwill annually in the fourth quarter of each fiscal year, or more often if indicators warrant, by determining whether the fair value of each reporting unit supports its carrying value. In accordance with ASC 350, identifiable intangible assets with finite lives are amortized over their estimated useful lives. Each year the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of the single reporting unit is less than its carrying amount as a basis for determining whether it is necessary to complete quantitative impairment assessments.

The Company completed a qualitative assessment in fiscal 2017. Based on such goodwill impairment analysis performed qualitatively as of October 27, 2017, the Company determined that the fair value of its reporting unit is in excess of the carrying value. No events or changes in circumstances have occurred since the date of the Company’s most recent impairment test that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

The Company annually (or more frequently if there are indicators of impairment) evaluates whether its indefinite-lived asset continues to have an indefinite life or has impaired carrying values due to changes in the asset or its related risks. The impairment review is performed by comparing the carrying value of the indefinite-lived intangible asset to its estimated fair value. If the recorded carrying value of the indefinite-lived asset exceeds its estimated fair value, an impairment charge is recorded to write the asset down to its estimated fair value.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use in our goodwill or other tests of impairment. Based on the results of our annual impairment tests for goodwill and other indefinite‑lived intangible assets, no impairment was recorded. Based on this assessment, we believe that our goodwill and other indefinite‑lived intangible assets are not at risk of impairment. However, if actual results are not consistent with our estimates or assumptions or there are significant changes in any of these estimates, projections or assumptions, it could have a material effect on the fair value of these assets in future measurement periods and result in an impairment, which could materially affect our results of operations.

Long‑Lived Assets

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

Since there is typically no active market for our definite‑lived intangible asset, we estimate fair values based on expected future cash flows at the time they are identified. We estimate future cash flows based on store‑level historical results, current trends and operating and cash flow projections. We amortize the asset with a finite life over its estimated useful life on a straight‑line basis.

This amortization methodology best matches the pattern of economic benefit that is expected from the definite‑lived intangible asset. We evaluate the useful life of our intangible asset on an annual basis.

Stock‑Based Compensation

We account for employee stock options in accordance with ASC 718, Compensation – Stock Compensation. Given the absence of a public trading market for our common stock prior to the IPO, the fair value of the common stock underlying our share-based awards was determined by our compensation committee, with input from management as well as valuation reports prepared by an unrelated nationally recognized third-party valuation specialist, in each case using the income and market valuation approach. We believe that our compensation committee has the relevant experience and expertise to determine the fair value of our common stock. In accordance with the American Institute of Certified Public Accountants Accounting and Valuation Guide: Valuation of Privately-Held-Company Equity Securities Issued as Compensation, our compensation committee exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of our common stock including:

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

Stock options are granted with exercise prices equal to or greater than the estimated fair market value on the date of grant as authorized by our Board or compensation committee. Options granted have vesting provisions ranging from three to five years. Stock option grants are generally subject to forfeiture if employment terminates prior to vesting. We have selected the Black-Scholes option pricing model for estimating the grant date fair value of stock option awards granted. We have considered the retirement and forfeiture provisions of the options and utilized our historical experience to estimate the expected life of the options. We base the risk-free interest rate on the yield of a zero coupon U.S. Treasury security with a maturity equal to the expected life of the option from the date of the grant. We estimate the dividend yield to be zero as we do not intend to pay dividends in the future. We estimate the volatility of the share price of our common stock by considering the historical volatility of the stock of similar public entities. In determining the appropriateness of the public entities included in the volatility assumption we considered a number of factors, including the entity's life cycle stage, growth profile, size, financial leverage and products offered. Stock-based compensation cost is measured at the grant date based on the value of the award, net of estimated forfeitures, and is recognized as expense over the requisite service period based on the number of years for which the requisite service is expected to be rendered.

Self‑Insurance Reserves

We are partially self‑insured for workers’ compensation and general liability claims less than certain dollar amounts and maintain insurance coverage with individual and aggregate limits. We also have a basket aggregate limit to protect against losses exceeding $7.0 million (subject to adjustment and certain exclusions) for workers’ compensation claims and general liability claims. Our liabilities represent estimates of the ultimate cost for claims incurred, including loss adjusting expenses, as of the balance sheet date. The estimated liabilities are not discounted and are established based upon analysis of historical data, actuarial estimates, regulatory requirements, an estimate of claims incurred but not yet reported and other relevant factors. The liabilities are reviewed by management utilizing third‑party actuarial studies on a regular basis to ensure that they are appropriate. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity or frequency of claims, medical cost inflation or fluctuations in premiums, differ from our estimates, our results of operations could be impacted.

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." This standard simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. ASU No. 2017-04 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted after January 1, 2017. The amendments in this update should be applied using a prospective approach. The adoption of ASU No. 2017-04 did not have a material impact on our Consolidated Financial Statements.

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

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." ASU No. 2016-02 requires that lessees recognize lease assets and lease liabilities for all leases with greater than 12 month terms on the balance sheet. The guidance also requires disclosures about the amount, timing and uncertainty of cash flows arising from leases. This new guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The standard must be applied using a modified retrospective approach. We are currently evaluating the impact that ASU No. 2016-02 will have on our Consolidated Financial Statements. When implemented, we believe the new standard will have a material impact on its Consolidated Balance Sheet. We are currently evaluating the effect that implementation of this standard will have on our consolidated statements of income, cash flows and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." ASU No. 2015-11 provides new guidance for entities using first-in, first-out or average cost to simplify the subsequent measurement of inventory, which proposes that inventory should be measured at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance eliminates the option to subsequently measure inventory at replacement cost or net realizable value less an approximately normal profit margin. This new guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those years. The amendments in this update should be applied prospectively. The adoption of ASU No. 2015-11 did not have a material impact on our Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU No. 2014-09 provides new guidance related to the core principle that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services provided. In July 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date, and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. In March 2016, the FASB issued ASU No. 2016-08 "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," which clarifies the guidance in ASU No. 2014-09 and has the same effective date as the original standard. In April 2016, the FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing." In May 2016, the FASB issued ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.”  The 2016 updates to the revenue recognition guidance relate to principal versus agent assessments, identifying performance obligations, the accounting for licenses, and certain narrow scope improvements and practical expedients. This new standard will impact the timing and amounts of revenue recognized for (i) gift card breakage income and (ii) certain transactions for which we allow customers to store their merchandise at our retail stores for final delivery at a later date. Gift card breakage income is currently recognized based upon historical redemption patterns. ASU No. 2014-09 requires gift card breakage income to be recognized in proportion to the pattern of rights exercised by the customer when we expect to be entitled to breakage. The more significant change of this standard relates to the timing of revenue recognized for certain transactions for which we allow customers to store their merchandise at our retail stores for final delivery at a later date. Currently, we recognize revenue when both collection or reasonable assurance of collection of payment and final delivery of the product have occurred. Under the new guidance, we will recognize revenue at the time the customer obtains control of the inventory. We are adopting this standard in the first quarter of fiscal 2018 and will use the modified retrospective approach. The cumulative adjustment upon adoption will primarily result in a reduction of deferred revenue and related inventories and an increase to retained earnings. We do not believe the adoption of the standard will have a material impact to our Consolidated Financial Statements going forward.

ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Interest Rate Risk

Our operating results are subject to risk from interest rate fluctuations on our Credit Facilities, which carry variable interest rates. As of December 28, 2017, our outstanding variable rate debt aggregated approximately $193.5 million. Based on December 28, 2017 debt levels, an increase or decrease of 1% in the effective interest rate would cause an increase or decrease in interest cost of approximately $1.9 million over the next twelve months. To lessen our exposure to changes in interest rate risk, we entered into two separate $102.5 million interest rate cap agreements in November 2016 with Bank of America and Wells Fargo that cap our LIBOR at 2.0% beginning in December 2016.

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

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Floor & Decor Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Floor & Decor Holdings, Inc. and Subsidiaries (the Company) as of December 28, 2017 and December 29, 2016, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 28, 2017, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 28, 2017 and December 29, 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2011.

Atlanta, Georgia

March 5, 2018

Floor & Decor Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	As of	As of
	December 28,	December 29,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$556	$451
Income taxes receivable	12,472	—
Receivables, net	54,041	34,533
Inventories, net	427,950	293,702
Prepaid expenses and other current assets	8,193	7,529
Total current assets	503,212	336,215
Fixed assets, net	220,952	150,471
Intangible assets, net	109,362	109,394
Goodwill	227,447	227,447
Other assets	7,019	7,639
Total long-term assets	564,780	494,951
Total assets	$1,067,992	$831,166
Liabilities and stockholders’ equity
Current liabilities:
Current portion of term loans	$3,500	$3,500
Trade accounts payable	258,730	158,466
Accrued expenses	74,547	61,505
Income taxes payable	—	5,787
Deferred revenue	22,523	14,456
Total current liabilities	359,300	243,714
Term loans	144,562	337,243
Revolving line of credit	41,000	50,000
Deferred rent	25,570	16,750
Deferred income tax liabilities, net	27,218	28,265
Tenant improvement allowances	26,779	20,319
Other liabilities	703	592
Total long-term liabilities	265,832	453,169
Total liabilities	625,132	696,883
Commitments and contingencies (Note 8)
Stockholders’ equity
Capital stock:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at December 28, 2017 and December 29, 2016	—	—
Common stock Class A, $0.001 par value; 450,000,000 shares authorized; 95,509,179 shares issued and outstanding at December 28, 2017 and 76,847,116 issued and outstanding at December 29, 2016	96	77
Common stock Class B, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at December 28, 2017 and 395,742 shares issued and outstanding at December 29, 2016	—	—
Common stock Class C, $0.001 par value; 30,000,000 shares authorized; 0 shares issued and outstanding at December 28, 2017 and 6,275,489 shares issued and outstanding at December 29, 2016	—	6
Additional paid-in capital	323,419	117,270
Accumulated other comprehensive income (loss), net	(205)	176
Retained earnings	119,550	16,754
Total stockholders’ equity	442,860	134,283
Total liabilities and stockholders’ equity	$1,067,992	$831,166

See accompanying notes to consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries

Consolidated Statements of Income

(In Thousands, Except Per Share Data)

	Year Ended	Year Ended	Year Ended
	December 28,	December 29,	December 31,
	2017	2016	2015(1)
Net sales	$1,384,767	$1,050,759	$784,012
Cost of sales	812,203	621,497	471,390
Gross profit	572,564	429,262	312,622
Operating expenses:
Selling and store operating	353,647	271,876	202,637
General and administrative	84,661	64,025	49,917
Pre-opening	16,485	13,732	7,380
Litigation settlement	—	10,500	—
Executive severance	—	—	296
Total operating expenses	454,793	360,133	260,230
Operating income	117,771	69,129	52,392
Interest expense	13,777	12,803	9,386
Loss on early extinguishment of debt	5,442	1,813	—
Income before income taxes	98,552	54,513	43,006
Provision for income taxes	(4,236)	11,474	16,199
Net income	$102,788	$43,039	$26,807
Basic earnings per share	$1.13	$0.52	$0.32
Diluted earnings per share	$1.03	$0.49	$0.31

(1)	Year Ended December 31, 2015 includes 53 weeks. Years ended December 28, 2017 and December 29, 2016 include 52 weeks.

See accompanying notes to consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In Thousands)

	Year Ended	Year Ended	Year Ended
	December 28,	December 29,	December 31,
	2017	2016	2015(1)
Net income	$102,788	$43,039	$26,807
Other comprehensive (loss) income—change in fair value of hedge instruments, net of tax	(381)	276	43
Total comprehensive income	$102,407	$43,315	$26,850

(1)	Year Ended December 31, 2015 includes 53 weeks. Years ended December 28, 2017 and December 29, 2016 include 52 weeks.

See accompanying notes to consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In Thousands)

										Accumulated
			Common Stock		Common Stock		Common Stock		Additional	Other		Total
	Preferred Stock		Class A		Class B		Class C		Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance, December 25, 2014	—	$—	76,847	$77	211	$—	6,275	$6	$261,009	$(143)	$21,287	$282,236
Stock based compensation expense	—	—	—	—	34	—	—	—	3,258	—	—	3,258
Exercise of stock options	—	—	—	—	5	—	—	—	40	—	—	40
Tax deficiency from employee stock options	—	—	—	—	—	—	—	—	(19)	—	—	(19)
Other comprehensive gain, net of tax	—	—	—	—	—	—	—	—	—	43	—	43
Net income	—	—	—	—	—	—	—	—	—	—	26,807	26,807
Balance, December 31, 2015	—	—	76,847	77	251	—	6,275	6	264,288	(100)	48,094	312,365
Stock based compensation expense	—	—	—	—	—	—	—	—	3,182	—	47	3,229
Exercise of stock options	—	—	—	—	145	—	—	—	284	—	—	284
Other comprehensive gain, net of tax	—	—	—	—	—	—	—	—	—	276	—	276
Dividend declared	—	—	—	—	—	—	—	—	(150,722)	—	(74,278)	(225,000)
Cumulative effect from adoption of ASU No. 2016-09	—	—	—	—	—	—	—	—	238	—	(148)	90
Net income	—	—	—	—	—	—	—	—	—	—	43,039	43,039
Balance, December 29, 2016	—	—	76,847	77	396	—	6,275	6	117,270	176	16,754	134,283
Stock based compensation expense	—	—	—	—	—	—	—	—	4,951	—	8	4,959
Conversion of Class B Common Stock	—	—	396	—	(396)	—	—	—	—	—	—	—
Conversion of Class C Common Stock	—	—	6,275	6	—	—	(6,275)	(6)	—	—	—	—
Exercise of stock options	—	—	1,828	2	—	—	—	—	8,872	—	—	8,874
IPO Proceeds	—	—	10,147	10	—	—	—	—	192,326	—	—	192,336
Issuance of restricted stock awards	—	—	15	—	—	—	—	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	(381)	—	(381)
Net Income	—	—	—	—	—	—	—	—	—	—	102,788	102,788
Balance, December 28, 2017	—	$—	95,509	$96	—	$—	—	$—	$323,419	$(205)	$119,550	$442,860

See accompanying notes to consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended	Year Ended	Year Ended
	December 28,	December 29,	December 31,
	2017	2016	2015(1)
Operating activities
Net income	$102,788	$43,039	$26,807
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,062	28,604	19,684
Loss on early extinguishment of debt	5,442	1,813	—
Loss on asset disposals	128	451	144
Amortization of tenant improvement allowances	(3,311)	(2,561)	(2,197)
Deferred income taxes	(557)	(5,536)	464
Stock based compensation expense	4,959	3,229	3,258
Changes in operating assets and liabilities:
Receivables, net	(19,508)	(10,793)	(7,997)
Inventories, net	(134,248)	(21,133)	(70,988)
Other assets	(1,591)	(4,817)	(2,520)
Trade accounts payable	100,264	11,145	40,454
Accrued expenses	9,485	27,244	4,908
Income taxes	(18,259)	8,271	(4,805)
Deferred revenue	8,067	2,311	4,997
Deferred rent	9,243	3,870	3,327
Tenant improvement allowances	7,984	4,244	4,816
Other	259	75	28
Net cash provided by operating activities	109,207	89,456	20,380
Investing activities
Purchases of fixed assets	(102,253)	(74,648)	(45,037)
Other	—	—	16
Net cash used in investing activities	(102,253)	(74,648)	(45,021)
Financing activities
Borrowings on revolving line of credit	236,700	171,850	204,300
Payments on revolving line of credit	(245,700)	(214,750)	(177,900)
Proceeds from term loans	—	362,000	—
Payments on term loans	(197,500)	(98,334)	(1,667)
Prepayment penalty on term loan extinguishment	—	(179)	—
Debt issuance costs	(1,559)	(10,546)	(93)
Cash dividends	—	(225,000)	—
Net proceeds from initial public offering	192,336	—	—
Proceeds from exercise of stock options	8,874	284	40
Net cash (used in) provided by financing activities	(6,849)	(14,675)	24,680
Net increase in cash and cash equivalents	105	133	39
Cash and cash equivalents, beginning of the period	451	318	279
Cash and cash equivalents, end of the period	$556	$451	$318
Supplemental disclosures of cash flow information
Cash paid for interest	$15,748	$6,922	$8,898
Cash paid for income taxes	$14,392	$8,929	$20,182
Fixed assets accrued at the end of the period	$8,521	$5,387	$7,002
Fixed assets acquired as part of lease - paid for by lessor	$1,786	$2,290	$—

(1)	Year Ended December 31, 2015 includes 53 weeks. Years ended December 28, 2017 and December 29, 2016 include 52 weeks.

See accompanying notes to consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 28, 2017

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

As of December 28, 2017, the Company, through its wholly owned subsidiary, Floor and Decor Outlets of America, Inc. (“F&D”), operates 83 warehouse-format stores, which average 73,000 square feet, and one small-format standalone design center in 21 states, as well as four distribution centers and an e-commerce site, FloorandDecor.com.

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period ending on the Thursday on or preceding December 31st. Fiscal years ended December 28, 2017 (“fiscal 2017”) and December 29, 2016 (“fiscal 2016”) include 52 weeks. Fiscal year ended December 31, 2015 (“fiscal 2015”) includes 53 weeks. When a 53-week fiscal year occurs, we report the additional week at the end of the fiscal fourth quarter. 52-week fiscal years consist of thirteen-week periods in the first, second, third and fourth quarters of the fiscal year.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Certain prior year amounts have been reclassified in the consolidated financial statements to conform to the current year presentation. Unless indicated otherwise, the information in this Annual Report has been adjusted to give effect to a 321.820-for-one stock split of the Company’s outstanding common stock, which was approved by the Company's board of directors and shareholders on April 13, 2017 and effected on April 24, 2017.

Cash and Cash Equivalents

Cash consists of currency and demand deposits with banks.

Receivables

Receivables consist primarily of amounts due from credit card companies, receivables from vendors and tenant improvement allowances owed by landlords. The Company typically collects its credit card receivables within three to five business days of the underlying sale to the customer. The Company has agreements with a majority of its large merchandise vendors that allow for specified rebates based on purchasing volume. Generally, these agreements are on an annual basis, and the Company collects the rebates subsequent to its fiscal year end. Additionally, the Company has agreements with substantially all vendors that allow for the return of certain merchandise throughout the normal course of business. When inventory is identified to return to a vendor, it is removed from inventory and recorded as a receivable on the Consolidated Balance Sheet, and any variance between capitalized inventory cost associated with the return and the expected vendor reimbursement is expensed in Cost of sales in the Consolidated Statement of Income when the inventory is identified to be returned to the vendor. The Company reserves for estimated uncollected receivables based on historical trends, which historically have been immaterial. The allowance for doubtful accounts as of December 28, 2017 and December 29, 2016, was $349 thousand and $188 thousand, respectively.

Credit Program

Credit is offered to the Company's customers through a proprietary credit card underwritten by third-party financial institutions and at no recourse to the Company.

Inventory Valuation and Shrinkage

Inventories consist of merchandise held for sale and are stated at the lower of cost and net realizable value. When evidence exists that the net realizable value of inventory is lower than its cost, the difference is recorded in Cost of sales in the Consolidated Statement of Income as a loss in the period in which it occurs. The Company determines inventory costs using the weighted average cost method. The Company capitalizes transportation, duties and other costs to get product to its retail locations. The Company records reserves for estimated losses related to shrinkage and other amounts that are otherwise not expected to be fully recoverable. These reserves are calculated based on historical shrinkage, selling price, margin and current business trends. The estimates have calculations that require management to make assumptions based on the current rate of sales, age, salability and profitability of inventory, historical percentages that can be affected by changes in the Company's merchandising mix, customer preferences and changes in actual shrinkage trends. These reserves totaled $2,936 thousand and $2,449 thousand as of December 28, 2017 and December 29, 2016, respectively.

Physical inventory counts and cycle counts are performed on a regular basis in each store and distribution center to ensure that amounts reflected in the accompanying Consolidated Balance Sheets are properly stated. During the period between physical inventory counts in our stores, the Company accrues for estimated losses related to shrinkage on a store-by-store basis. Shrinkage is the difference between the recorded amount of inventory and the physical inventory. Shrinkage may occur due to theft or loss, among other things.

Fixed Assets

Fixed assets consist primarily of furniture, fixtures and equipment, leasehold improvements (including those that are reimbursed by landlords as tenant improvement allowances), computer software and hardware and land. Fixed assets are stated at cost less accumulated depreciation utilizing the straight-line method over the assets' estimated useful lives.

Leasehold improvements are amortized using the straight-line method over the shorter of (i) the original term of the lease, (ii) renewal term of the lease if the renewal is reasonably expected or (iii) the useful life of the improvement. The Company's fixed assets are depreciated using the following estimated useful lives:

Useful Life
Furniture, fixtures and equipment	2 - 7 years
Leasehold improvements	10 - 25 years
Computer software and hardware	3 - 7 years
Land	Indefinite

The cost and related accumulated depreciation of assets sold or otherwise disposed are removed from the accounts, and the related gain or loss is reported in the Consolidated Statements of Income.

.

Capitalized Software Costs

The Company capitalizes certain costs related to the acquisition and development of software and amortizes these costs using the straight-line method over the estimated useful life of the software. Certain development costs not meeting the criteria for capitalization are expensed as incurred.

Goodwill and Other Indefinite‑Lived Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Company does not amortize goodwill and other intangible assets with indefinite lives resulting from business combinations but, in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Other, does assess the recoverability of goodwill annually in the fourth quarter of each fiscal year, or more often if indicators warrant, by determining whether the fair value of each reporting unit supports its carrying value. In accordance with ASC 350, identifiable intangible assets with finite lives are amortized over their estimated useful lives. Each year the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of the single reporting unit is less than its carrying amount as a basis for determining whether it is necessary to complete quantitative impairment assessments.

The Company completed a qualitative assessment in fiscal 2017. Based on such goodwill impairment analysis performed qualitatively as of October 27, 2017, the Company determined that the fair value of its reporting unit is in excess of the carrying value. No events or changes in circumstances have occurred since the date of the Company's most recent annual impairment test that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

The Company annually (or more frequently if there are indicators of impairment) evaluates whether its indefinite-lived asset continues to have an indefinite life or have impaired carrying values due to changes in the asset or its related risks. The impairment review is performed by comparing the carrying value of the indefinite-lived intangible asset to its estimated fair value. If the recorded carrying value of the indefinite-lived asset exceeds its estimated fair value, an impairment charge is recorded to write the asset down to its estimated fair value.

The estimated lives of the Company’s intangible assets are as follows:

Useful Life
Trade names	Indefinite
Vendor relationships	10 years

The Company’s goodwill and other indefinite‑lived intangible assets impairment loss calculations contain uncertainties because they require management to make significant judgments in estimating the fair value of the Company’s reporting unit and indefinite‑lived intangible asset, including the projection of future cash flows, assumptions about which market participants are the most comparable, the selection of discount rates and the weighting of the income and market approaches. These calculations contain uncertainties because they require management to make assumptions such as estimating economic factors and the profitability of future business operations and, if necessary, the fair value of the reporting unit’s assets and liabilities among others. Further, the Company’s ability to realize the future cash flows used in its fair value calculations is affected by factors such as changes in economic conditions, changes in the Company’s operating performance and changes in the Company’s business strategies. Significant changes in any of the assumptions involved in calculating these estimates could affect the estimated fair value of the Company’s reporting unit and indefinite‑lived intangible assets and could result in impairment charges in a future period.

Long‑Lived Assets

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

Since there is typically no active market for the Company's definite-lived intangible asset, the Company estimates fair value based on expected future cash flows at the time they are identified. The Company estimates future cash flows based on store-level historical results, current trends and operating and cash flow projections. The Company amortizes the asset with a finite life over its estimated useful life on a straight-line basis. This amortization methodology best matches the pattern of economic benefit that is expected from the definite-lived intangible asset. The Company evaluates the useful life of its intangible asset on an annual basis.

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

Self‑Insurance Reserves

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

•	Level 1: Inputs that are quoted prices in active markets for identical assets or liabilities
•	Level 2: Inputs other than quoted prices in active markets for assets or liabilities that are either directly or indirectly observable
•	Level 3: Inputs that are non‑observable that reflect the reporting entity’s own assumptions

The fair values of certain of the Company's debt instruments have been determined by the Company utilizing Level 3 inputs, such as available market information and appropriate valuation methodologies, including the rates for similar instruments and the discounted cash flows methodology.

Derivative Financial Instruments

The Company uses derivative financial instruments to maintain a portion of its long-term debt obligations at a targeted balance of fixed and variable interest rate debt to manage its risk associated with fluctuations in interest rates. In November 2016, the Company entered into two interest rate caps. In 2013, the Company entered into two interest rate swap contracts. We recognize derivative contracts at fair value on our Consolidated Balance Sheets. The fair value is calculated utilizing Level 2 inputs. Unrealized changes in the fair value of hedged derivative instruments are recorded in Accumulated other comprehensive (loss) income within the equity section of our Consolidated Balance Sheets.

The effective portion of the gain or loss on the derivatives is reported as a component of Comprehensive income within the Consolidated Statements of Comprehensive Income and reclassified into earnings in the same period in which the hedged transaction affects earnings. The effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item. To the extent changes in fair values of the instruments are not highly effective, the ineffective portion of the hedge is immediately recognized in earnings.

We perform an assessment of the effectiveness of our derivative contracts designated as hedges, including assessing the possibility of counterparty default. If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings. We believe our derivative contracts, which continue to be designated as cash flow hedges, and which consist of interest rate cap contracts, will continue to be highly effective in offsetting changes in cash flow attributable to floating interest rate risk. In the current year, one of our interest rate caps was de-designated as a result of a debt amendment. See footnote 7. Derivatives and Risk Management for additional information.

.

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

Gift Cards and Merchandise Credits

We sell gift cards to our customers in our stores and through our website and issue merchandise credits in our stores. We account for the programs by recognizing a liability at the time the gift card is sold or the merchandise credit is issued. The liability is relieved and revenue is recognized when the cards are redeemed. We have an agreement with an unrelated third-party who is the issuer of the Company's gift cards and also assumes the liability for unredeemed gift cards. The Company is not subject to claims under unclaimed property statutes, as the agreement effectively transfers the ownership of such unredeemed gift cards and the related future escheatment liability, if any, to the third-party. Gift card breakage is recognized based upon historical redemption patterns and represents the balance of gift cards for which the Company believes the likelihood of redemption by the customer is remote. Accordingly, in fiscal 2017, fiscal 2016, and fiscal 2015 gift card breakage income of $757 thousand, $627 thousand, and $511 thousand was recognized in net sales in the Consolidated Statements of Income, respectively, for such unredeemed gift cards.

Sales Returns and Allowances

The Company accrues for estimated sales returns based on historical sales return results. The allowance for sales returns at December 28, 2017 and December 29, 2016, was $7,189 thousand and $4,887 thousand, respectively.

Merchandise exchanges of similar product and price are not considered merchandise returns and, therefore, are excluded when calculating the sales returns reserve.

Cost of Sales

Cost of sales consists of merchandise costs as well as freight to transport inventory to our distribution centers and stores, and duty and other costs that are incurred to distribute the merchandise to our stores. Cost of sales also includes shrinkage, damaged product disposals, distribution, warehousing, sourcing and compliance cost and arranging and paying for freight to deliver products to customers. The Company receives cash consideration from certain vendors related to vendor allowances and volume rebates, which is recorded as a reduction of costs of sales when the inventory is sold or as a reduction of the carrying value of inventory if the inventory is still on hand.

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

Total Operating Expenses

Total operating expenses consist primarily of store and administrative personnel wages and benefits, infrastructure expenses, supplies, fixed asset depreciation, store and corporate facility expenses, pre-opening costs, training and advertising costs. Credit card fees, insurance, personal property taxes, legal expenses and other miscellaneous operating costs are also included.

Advertising

The Company expenses advertising costs as the advertising takes place. Advertising costs incurred during the years ended December 28, 2017, December 29, 2016, and December 31, 2015, were $43,560 thousand, $33,497 thousand, and $24,478 thousand respectively, and are included in Selling and store operating expenses and Pre‑opening expenses in the accompanying Consolidated Statements of Income.

Pre‑Opening Expenses

The Company accounts for non-capital operating expenditures incurred prior to opening a new store as "pre-opening" expenses in its Consolidated Statements of Income. The Company's pre-opening expenses begin on average three to six months in advance of a store opening or relocating due to, among other things, the amount of time it takes to prepare a store for its grand opening. Pre-opening expenses primarily include: advertising, rent, staff training, staff recruiting, utilities, personnel and equipment rental. A store is considered to be relocated if it is closed temporarily and re-opened within the same primary trade area. Pre‑opening expenses for the years ended December 28, 2017, December 29, 2016, and December 31, 2015, totaled $16,485 thousand, $13,732 thousand, and $7,380 thousand, respectively.

Loss on Early Extinguishment of Debt

On May 2, 2017, the Company completed its initial public offering (“IPO”), pursuant to which it sold an aggregate of 10,147,025 shares of Class A common stock, par value $0.001 per share. The Company received aggregate net proceeds of approximately $192.0 million after deducting underwriting discounts and commissions and other offering expenses. The Company used net proceeds from the IPO of approximately $192.0 million to repay a portion of the amounts outstanding under the Term Loan Facility, including accrued and unpaid interest. The partial paydown resulted in a loss on extinguishment of debt in the amount of approximately $5.4 million related to unamortized original issue discount and unamortized deferred debt issuance costs.

Stock‑Based Compensation

The Company accounts for employee stock options in accordance with ASC 718, Compensation – Stock Compensation. The Company obtains independent third-party valuation studies to assist it with determining the grant date fair value of our stock price. Stock options are granted with exercise prices equal to or greater than the estimated fair market value on the date of grant as authorized by the board of directors or compensation committee. Options granted have vesting provisions ranging from three to five years. Stock option grants are generally subject to forfeiture if employment terminates prior to vesting. The Company has selected the Black-Scholes option pricing model for estimating the grant date fair value of stock option awards granted. The Company bases the risk-free interest rate on the yield of a zero coupon U.S. Treasury security with a maturity equal to the expected life of the option from the date of the grant. The Company estimates the dividend yield to be zero as the Company does not intend to pay dividends in the future. The Company estimates the volatility of the share price of its common stock by considering the historical volatility of the stock of similar public entities. The Company considers a number of factors in determining the appropriateness of the public entities included in the volatility assumption, including the entity's life cycle stage, growth profile, size, financial leverage and products offered. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period based on the number of years for which the requisite service is expected to be rendered. The Company elected to early adopt Accounting Standards Update (“ASU”) No. 2016-09 “Improvements to Employee Share-Based Payment Accounting” in 2016 and now recognizes forfeitures in earnings as they occur; prior to the adoption, the Company had considered the retirement and forfeiture provisions of the options and utilized its historical experience to estimate the expected life of the options.

Income Taxes

The Company accounts for income taxes under the liability method in accordance with ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and tax basis of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Changes in tax laws and rates could affect recorded deferred tax assets and liabilities in the future. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in the period that includes the enactment date of such a change.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the associated temporary differences became deductible. On a quarterly basis, the Company evaluates whether it is more likely than not that its deferred tax assets will be realized in the future and concludes whether a valuation allowance must be established.

The Company includes any estimated interest and penalties on tax-related matters in income taxes payable and income tax expense. The Company accounts for uncertain tax positions in accordance with ASC 740. ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements using a two-step process for evaluating tax positions taken, or expected to be taken, on a tax return. The Company may only recognize the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Uncertain tax positions require determinations and estimated liabilities to be made based on provisions of the tax law, which may be subject to change or varying interpretation. The Company does not believe it has any material risks related to uncertain tax positions.

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

The following table presents the net sales of each major product category for each of the last three fiscal years (in thousands):

	Fiscal Year Ended
	December 28, 2017		December 29, 2016		December 31, 2015
		% of		% of		% of
Product Category	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales
Tile	$419,745	30%	$325,433	31%	$244,902	31%
Decorative Accessories	257,684	19	188,371	18	138,442	18
Accessories (Installation Materials and Tools)	217,427	16	165,330	16	124,162	16
Laminate / Luxury Vinyl Plank	208,238	15	131,447	12	77,586	10
Wood	167,152	12	142,751	14	116,999	15
Natural Stone	104,670	8	90,866	9	78,294	10
Delivery and Other	9,851	—	6,561	—	3,627	—
Total	$1,384,767	100%	$1,050,759	100%	$784,012	100%

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." This standard simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. ASU No. 2017-04 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted after January 1, 2017. The amendments in this update should be applied using a prospective approach. The adoption of ASU No. 2017-04 did not have a material impact on the Company's Consolidated Financial Statements.

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

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." The standard update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The amendments in this update should be applied using a retrospective approach. The adoption of ASU No. 2016-15 is not expected to have a material impact on the Company's consolidated statements of cash flows.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employees Share-Based Payment Accounting." The update is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. Depending on the amendment, methods used to apply the requirements of the update include modified retrospective, retrospective, and prospective. The Company elected to early adopt this standard during the second quarter of 2016. The net cumulative effect of this change was recognized as a $148 thousand reduction to retained earnings and the recognition of $238 thousand of additional paid-in capital. The adoption of this standard resulted in a modified retrospective adjustment on the Company’s consolidated balance sheet as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." ASU No. 2016-02 requires that lessees recognize lease assets and lease liabilities for all leases with greater than 12 month terms on the balance sheet. The guidance also requires disclosures about the amount, timing and uncertainty of cash flows arising from leases. This new guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The standard must be applied using a modified retrospective approach. The Company is currently evaluating the impact that ASU No. 2016-02 will have on our Consolidated Financial Statements. When implemented, the Company believes the new standard will have a material impact on its consolidated balance sheet. The Company is currently evaluating the effect that implementation of this standard will have on the Company's consolidated statements of income, cash flows and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." ASU No. 2015-11 provides new guidance for entities using first-in, first-out or average cost to simplify the subsequent measurement of inventory, which proposes that inventory should be measured at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance eliminates the option to subsequently measure inventory at replacement cost or net realizable value less an approximately normal profit margin. This new guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those years. The amendments in this update should be applied prospectively. The adoption of ASU No. 2015-11 did not have a material impact on the Company's Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU No. 2014-09 provides new guidance related to the core principle that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services provided. In July 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date, and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. In March 2016, the FASB issued ASU No. 2016-08 "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," which clarifies the guidance in ASU No. 2014-09 and has the same effective date as the original standard. In April 2016, the FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing." In May 2016, the FASB issued ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients." The 2016 updates to the revenue recognition guidance relate to principal versus agent assessments, identifying performance obligations, the accounting for licenses, and certain narrow scope improvements and practical expedients. This new standard will impact the timing and amounts of revenue recognized for (i) gift card breakage income and (ii) certain transactions for which the Company allows customers to store their merchandise at our retail stores for final delivery at a later date. Gift card breakage income is currently recognized based upon historical redemption patterns. ASU No. 2014-09 requires gift card breakage income to be recognized in proportion to the pattern of rights exercised by the customer when the Company expects to be entitled to breakage. The more significant change of this standard relates to the timing of revenue recognized for certain transactions for which the Company allows customers to store their merchandise at our retail stores for final delivery at a later date. Currently, the Company recognizes revenue when both collection or reasonable assurance of collection of payment and final delivery of the product have occurred. Under the new guidance, the Company will recognize revenue at the time the customer obtains control of the inventory. The Company is adopting this standard in the first quarter of fiscal 2018 and will use the modified retrospective approach. The cumulative adjustment upon adoption will primarily result in a reduction of deferred revenue and related inventories and an increase to retained earnings. The Company does not believe the adoption of the standard will have a material impact to its Consolidated Financial Statements going forward.

.

2. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 28,	December 29,
	2017	2016
Accrued incentive compensation	$17,218	$14,799
Accrued legal fees	178	13,642
Other	57,151	33,064
Accrued Expenses	$74,547	$61,505

3. Fixed Assets

Fixed assets as of December 28, 2017 and December 29, 2016, consisted of the following (in thousands):

	December 28,	December 29,
	2017	2016
Furniture, fixtures and equipment	$126,821	$90,787
Leasehold improvements	141,174	89,226
Computer software and hardware	52,687	40,699
Land	4,976	—
Fixed assets, at cost	325,658	220,712
Less: accumulated depreciation and amortization	104,706	70,241
Fixed assets, net	$220,952	$150,471

Depreciation and amortization on fixed assets for the years ended December 28, 2017, December 29, 2016, and December 31, 2015, was $36,255 thousand, $27,459 thousand, and $18,531 thousand, respectively.

4. Intangible Assets

The following summarizes the balances of identifiable intangible assets as of December 28, 2017 and December 29, 2016 (in thousands):

	December 28, 2017			December 29, 2016
		Gross		Gross
	Estimated	Carrying	Accumulated	Carrying	Accumulated
	Useful Lives	Amount	Amortization	Amount	Amortization
Amortizable intangible asset:
Vendor relationships	10 years	319	(226)	319	(194)
Indefinite-lived intangible asset:
Trade names		109,269	—	109,269	—
		$109,588	$(226)	$109,588	$(194)

Amortization expense related to amortizable intangible assets for the years ended December 28, 2017, December 29, 2016 and December 31, 2015, was $32 thousand, $32 thousand and $327 thousand, respectively.

Estimated intangible asset amortization for the next five years is as follows (in thousands):

2018	$32
2019	32
2020	29
2021	—
2022	—

5. Income Taxes

The components of the provision for income taxes are as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 28,	December 29,	December 31,
	2017	2016	2015
Current (benefit) / expense:
Federal	$(4,097)	$14,588	$13,183
State	479	2,422	2,552
Total current (benefit) / expense	(3,618)	17,010	15,735
Deferred (benefit) / expense:
Federal	(250)	(4,765)	553
State	(368)	(771)	(89)
Total deferred (benefit) / expense	(618)	(5,536)	464
Provision for income taxes	$(4,236)	$11,474	$16,199

The following is a summary of the differences between the total provision for income taxes as shown on the financial statements and the provision for income taxes that would result from applying the federal statutory tax rate of 35% to income before income taxes (in thousands).

	Year Ended	Year Ended	Year Ended
	December 28,	December 29,	December 31,
	2017	2016	2015
Computed “expected” provision at statutory rate	$34,499	$19,080	$15,052
State income taxes, net of federal income tax benefit	(28)	1,073	1,594
Permanent differences:
Excess tax benefit related to options exercised	(20,762)	—	—
Non-qualified option holder dividend equivalent	—	(7,877)	—
Other	691	(4)	113
Total permanent differences	(20,071)	(7,881)	113
Change in U.S. tax rate	(17,850)	—	—
Other, net	(786)	(798)	(560)
Provision for income taxes	$(4,236)	$11,474	$16,199

The permanent difference of $20,762 thousand in fiscal 2017 is the federal benefit due to the recognition of excess tax deductions for stock options exercised. The state benefit related to the recognition of excess tax benefit of $1.0 million is included in state income taxes, net of federal income tax benefit in the table above. The permanent difference of $7,877 thousand in fiscal 2016 is the federal benefit related to a dividend equivalent payment to certain option holders.

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. As it relates to the Company, the Act reduces the US federal corporate tax rate from 35% to 21%, and creates new taxes that may apply on certain foreign sourced earnings. At December 28, 2017, we have not completed our accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances. In other cases, we have not been able to make a reasonable estimate and continue to account for those items based on our existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment. For the items for which we were able to determine a reasonable estimate, we recognized a provisional amount of $17.9 million, which is included as a component of income tax expense from continuing operations. In all cases, we will continue to make and refine our calculations as additional analysis is completed. In addition, our estimates may also be affected as we continue to analyze the Act.

Provisional amounts

We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of our deferred tax balance was $17.9 million.

The Act also subjects a US shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. Given the complexity of the GILTI provisions, we are still evaluating the possible effects of the GILTI provisions and have not yet determined our accounting policy. At  December 28, 2017, because we are still evaluating the GILTI provisions and our analysis of future taxable income that may be subject to GILTI, we are unable to make a reasonable estimate and have not reflected any adjustments related to GILTI in our financial statements.

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and (liabilities) are presented below (in thousands):

	Year Ended	Year Ended
	December 28,	December 29,
	2017	2016
Deferred tax assets:
Accruals not currently deductible for tax purposes	$8,993	$14,342
Tenant improvement allowances	6,597	7,690
Inventories	4,111	4,050
Stock based compensation	3,108	4,179
Other intangibles	405	693
Gift card liability	648	858
Litigation accrual	583	5,299
Other	846	47
Total deferred tax assets	25,291	37,158
Deferred tax liabilities:
Intangible assets	(26,868)	(41,269)
Fixed assets	(24,225)	(23,650)
Other	(1,416)	(504)
Total deferred tax liabilities	(52,509)	(65,423)
Net deferred tax liabilities	$(27,218)	$(28,265)

The Company generated $1,066 thousand of state net operating losses available to reduce future income taxes. The state net operating losses expire in various amounts from 2032 to 2037.

In assessing the realization of deferred tax assets, including net operating losses, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in prior carryback periods, future reversals of existing taxable temporary differences, tax planning strategies, and future taxable income exclusive of reversing temporary differences and carryforwards in making this assessment, and accordingly, has concluded that no valuation allowance is necessary as of December 28, 2017 and December 29, 2016

The Company files income tax returns with the U.S. Federal government and various state jurisdictions. Prior tax years beginning in year 2013 remain open to examination by the Internal Revenue Service. The Internal Revenue Service has completed audits of the Company's federal income tax returns for the years through 2011. As of December 28, 2017, December 29, 2016, and December 31, 2015 the Company had unrecognized tax benefits of $0, $0, and $0 thousand, respectively. The amounts of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate were $0, $0, and $0 thousand as of December 28, 2017, December 29, 2016, and December 31, 2015, respectively. The Company's policy is to classify interest and penalties related to unrecognized tax benefits in income tax expense.

6. Fair Value Measurements

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

•	Level 1—Inputs that are quoted prices in active markets for identical assets or liabilities
•	Level 2—Inputs other than quoted prices in active markets for assets or liabilities that are either directly or indirectly observable
•	Level 3—Inputs that are non‑observable that reflect the reporting entity’s own assumptions

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

	As of
	December 28,
(in thousands)	2017	Level 1	Level 2	Level 3
Designated as hedges:
Interest rate cap (cash flow hedge)	$710	$—	$710	$—
Not designated as hedges:
Interest rate cap	$710	$—	$710	$—

	As of
	December 29,
(in thousands)	2016	Level 1	Level 2	Level 3
Interest rate caps (cash flow hedges)	$2,473	$—	$2,473	$—

Our derivative contracts are negotiated with counterparties without going through a public exchange. Accordingly, our fair value assessments give consideration to the risk of counterparty default (as well as our own credit risk). Our interest rate derivatives consist of interest rate cap contracts and are valued primarily based on data readily observable in public markets.

7. Derivatives and Risk Management

Changes in interest rates impact our results of operations. In an effort to manage our exposure to this risk, we enter into derivative contracts and may adjust our derivative portfolio as market conditions change.

Designated as Cash Flow Hedge

For derivative contracts designated as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of Accumulated Other Comprehensive Income (“AOCI”) and reclassified into earnings in the same period in which the hedged transaction affects earnings. The effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item. To the extent the change in the fair value of the hedge does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the hedge is immediately recognized in earnings.

Not Designated as Accounting Hedge

During fiscal 2017, we de-designated one of our interest rate cap derivative contracts as an accounting hedge, as such, the change in the fair value is reflected through earnings. These changes in fair value are mark-to-market adjustments ("MTM adjustments"). MTM adjustments are defined as fair value changes recorded in periods other than the settlement period. The change in fair value of our derivative not designated as a hedge resulted in $154 thousand recorded directly as an increase to interest expense.

Such fair value changes are not necessarily indicative of the actual settlement value of the underlying hedge in the contract settlement period. The AOCI related to the interest rate cap prior to the de-designation is being amortized over the remaining maturity period.

Derivative Position as of December 28, 2017:

			Final Maturity	Other	AOCI, Net
(in thousands)	Notional Balance		Date	Assets	of Tax
Designated as hedges:
Interest rate cap (cash flow hedge)	$102,500	U.S. dollars	December 2021	$710	$(133)
Not designated as hedges:
Interest rate cap	$102,500	U.S. dollars	December 2021	$710	$(72)

Derivative Position as of December 29, 2016:

			Final Maturity	Other	AOCI, Net
(in thousands)	Notional Balance		Date	Assets	of Tax
Interest rate caps (cash flow hedges)	$205,000	U.S. dollars	December 2021	$2,473	$176
Interest rate swaps (cash flow hedges)	$17,500	U.S. dollars	January 2017	$—	$—

Designated Hedge Gain (Losses)

Gains (losses) related to our designated hedge contracts are as follows:

	Effective Portion Reclassified			Effective Portion Recognized in
	From AOCI to Earnings			Other Comprehensive Income (Loss)
	Year Ended
	December 28,	December 29,	December 31,	December 28,	December 29,	December 31,
(in thousands)	2017	2016	2015	2017	2016	2015
Interest rate cap (cash flow hedge)	$—	$—	$—	$(381)	$176	$—
Interest rate swaps (cash flow hedges)	$—	$—	$—	$—	$100	$43

Interest Rate Risk

Our exposure to market risk from adverse changes in interest rates is primarily associated with our long term debt obligations, which carry variable interest rates. Market risk associated with our variable interest rate long term debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates.

In an effort to manage our exposure to the risk associated with our variable interest rate long term debt, we periodically enter into interest rate derivative contracts. We designate interest rate derivative contracts used to convert the interest rate exposure on a portion of our debt portfolio from a floating rate to a capped rate as cash flow hedges.

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

8. Commitments and Contingencies

Lease Commitments

The Company leases its corporate office, retail locations and distribution centers under long‑term operating lease agreements that expire in various years through 2032. Additionally, certain equipment is leased under short‑term operating leases.

Certain lease agreements include escalating rents over the lease terms. The Company expenses rent on a straight‑line basis over the life of the lease, which commences on the date the Company has the right to control the property. The cumulative expense recognized on a straight‑line basis in excess of the cumulative payments is included in deferred rent in the accompanying Consolidated Balance Sheets. Future minimum lease payments under non‑cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 28, 2017, are:

(in thousands)	Amount
2018	$79,872
2019	85,279
2020	83,048
2021	79,041
2022	74,052
Thereafter	389,344
Total minimum lease payments	$790,636

Lease expense for the years ended December 28, 2017, December 29, 2016, and December 31, 2015, was approximately $71,524 thousand, $53,899 thousand, and $41,756 thousand, respectively.

Litigation

The Company is subject to other various legal actions, claims and proceedings arising in the ordinary course of business, including claims related to breach of contracts, products liabilities, intellectual property matters and employment related matters resulting from its business activities. The Company establishes reserves for specific legal proceedings when it determines that the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated. These proceedings are not expected to have a material impact on the Company’s Consolidated Financial Statements.

During fiscal 2017, F&D received final approval for a classwide settlement to resolve a class action lawsuit related to certain labeling of F&D’s products. The final amounts paid did not materially differ from our estimated losses previously accrued.

9. Debt

The following table summarizes our long‑term debt as of December 28, 2017 and December 29, 2016 (dollars in thousands):

		Interest Rate Per
		Annum at
	Maturity	December 28,		December 28,	December 29,
	Date	2017		2017	2016
Credit Facilities:
Wells Facility Term Loan A	September 30, 2023	4.64%	Variable	$152,500	$350,000
Wells Facility Revolving Line of Credit	September 30, 2021	2.92%	Variable	41,000	50,000
Total secured debt				193,500	400,000
Less: current maturities				3,500	3,500
Long-term debt maturities				190,000	396,500
Less: unamortized discount and debt issuance costs				4,438	9,257
Total long-term debt				$185,562	$387,243

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

The Company used net proceeds from the IPO of approximately $192.0 million to repay a portion of the amounts outstanding under the Term Loan Facility, including accrued and unpaid interest. The partial paydown resulted in a loss on extinguishment of debt in the amount of approximately $5.4 million related to unamortized original issue discount and unamortized deferred debt issuance costs.

Dividend

On September 30, 2016, the board of directors declared the Special Dividend and authorized the Option Payments. Payment of the Special Dividend and the Option Payments was made on September 30, 2016 to all shareholders and option holders of record at the close of business on September 30, 2016. In connection with the dividend, the Company refinanced its existing indebtedness by amending the prior asset-based revolving credit facility with an amended and restated $200.0 million asset-based revolving credit facility maturing on September 30, 2021 (the “ABL Facility”), entering into a $350.0 million senior secured term loan facility maturing on September 30, 2023 (the “Term Loan Facility” and together with the ABL Facility, our “Credit Facilities”) and repaying and terminating the prior term loan facility and the prior senior secured term loan facility with GCI Capital Markets LLC (the “GCI Facility”). As a result of the refinancing, the Company recorded $162 thousand of loss on extinguishment of debt related to unamortized deferred debt issuance cost for the Company’s prior asset-based revolving credit facility, as well as recorded $1,319 thousand of loss on extinguishment of debt related to unamortized original issue discount and unamortized deferred debt issuance cost for the prior term loan facility and GCI Facility. In addition, the Company recorded $10,347 thousand of original issue discount and deferred debt issuance cost related to new third‑party fees associated with the refinancing.

Term Loan Facility

As of December 28, 2017, the Term Loan Facility had an outstanding balance of $152.5 million and requires quarterly repayments of $875 thousand, which commenced on December 31, 2016, with the remainder due and payable at maturity.

As of December 28, 2017, the Term Loan Facility bore interest based on one of the following rates, at the Company’s option:

i)Adjusted LIBO Rate plus a margin of 2.75%

ii)Base Rate plus a margin of 1.75%. Base Rate defined as the greater of the following:

(a)the base rate in effect on such day,

(b)the federal funds rate plus 0.50%,

(c)the adjusted LIBO rate for the interest period of one month plus a margin of 1.00%

ABL Facility

As of December 28, 2017, the ABL Facility had a maximum availability of $200.0 million with actual available borrowings limited to the sum, at the time of calculation, of eligible credit card receivables, plus the cost of eligible inventory, net of inventory reserves, multiplied by the product of appraisal percentage multiplied by the appraised value of eligible inventory, plus 85% of eligible net trade receivables, plus all eligible cash on hand minus certain Availability Reserves as defined in the credit agreement governing the ABL Facility. The ABL Facility is available for issuance of letters of credit and contains $30.0 million for standby letters of credit and commercial letters of credit. Available borrowings under the facility are reduced by the face amount of outstanding letters of credit. As of December 28, 2017, the borrowings bear interest at a floating rate, which is based on one of the following rates at the option of the Company:

i)LIBO Rate plus a margin percentage ranging from 1.25% to 1.50% based on the level of borrowings or

ii)Base Rate plus a margin (ranging from 0.25% to 0.50% based on the level of borrowings). The Base Rate is defined as the highest of the following:

(a)the federal funds rate plus 0.50%,

(b)Adjusted LIBO Rate plus 1.00%, or

(c)the lender’s prime rate

As of December 28, 2017, the Company had net availability under the ABL Facility of $146,154 thousand, including outstanding letters of credit of $12,846 thousand.

The following table summarizes scheduled maturities of our debt, including current maturities, as of December 28, 2017 (in thousands):

Amount
2018	$3,500
2019	3,500
2020	4,375
2021	43,625
2022	3,500
Thereafter	135,000
Total minimum debt payments	$193,500

Covenants

The credit agreements governing our Credit Facilities contain customary restrictive covenants that, among other things and with certain exceptions, limit the ability of the Company to (i) incur additional indebtedness and liens in connection therewith; (ii) pay dividends and make certain other restricted payments; (iii) effect mergers or consolidations; (iv) enter into transactions with affiliates; (v) sell or dispose of property or assets and (vi) engage in unrelated lines of business. In addition, these credit agreements subject us to certain reporting obligations and require that we satisfy certain financial covenants, including, among other things:

•a requirement that if borrowings under the ABL Facility exceed 90% of availability, we will maintain a certain fixed charge coverage ratio (defined as consolidated EBITDA less non‑financed capital expenditures and income taxes paid to consolidated fixed charges, in each case as more fully defined in the credit agreement governing the ABL Facility).

The Term Loan Facility has no financial maintenance covenants. As of December 28, 2017, we were in compliance with the covenants of the Credit Facilities.

Deferred Debt Issuance Cost and Original Issue Discount

Deferred debt issuance cost related to our ABL Facility and our prior asset-based revolving credit facility of $1,005 thousand and $1,274 thousand as of December 28, 2017 and December 29, 2016, respectively, are included in Other assets on our Consolidated Balance Sheets. Deferred debt issuance cost and original issue discount related to our Term Loan Facility of $4,438 thousand as of December 28, 2017 and $9,257 thousand as of December 29, 2016 are included in Term loans on our Consolidated Balance Sheets. Amortization expense was $1,205 thousand, $954 thousand, and $692 thousand for the years ended December 28, 2017, December 29, 2016, and December 31, 2015.

Fair Value of Debt

Market risk associated with our fixed and variable rate long‑term debt relates to the potential change in fair value and negative impact to future earnings, respectively, from a change in interest rates. The aggregate fair value of debt was based primarily on discounted cash flows utilizing estimated interest rates, maturities, credit risk, and underlying collateral and is classified primarily as Level 3 within the fair value hierarchy. At December 28, 2017 and December 29, 2016, the fair values of the Company’s debt are as follows (in thousands):

	December 28,	December 29,
(in thousands)	2017	2016
Total debt at par value	$193,500	$400,000
Less: unamortized discount and debt issuance costs	4,438	9,257
Net carrying amount	$189,062	$390,743
Fair value	$193,881	$400,000

10. Stockholder’s Equity

Common Stock

The Company has three classes of common stock: Class A, Class B and Class C. The holders of Class A common stock, Class B common stock and Class C common stock are entitled to share equally, on a per share basis, in dividends or other distributions. Class A common stockholders are entitled to one vote per share held. Class B and Class C common stockholders have no voting rights, except as otherwise provided by law. In the event of the voluntary liquidation or dissolution of the Company, each class of stock will share equally, on a per share basis, in all the assets of the Company that are available for distribution to stockholders. A shareholders agreement restricts the terms and conditions under which the shares held by the parties to the shareholders agreement may be sold or transferred.

Conversion Features

On May 2, 2017, all of the Class B common stock outstanding shares, upon completion of our initial public offering, were converted to Class A common stock.

Shares of Class C common stock may be converted, upon the election of holders of such shares of Class C common stock, into the same number of shares of Class A common stock under certain circumstances as provided in the Company’s certificate of incorporation.

On July 26, 2017, all of the Class C common stock outstanding shares, upon the election of holders of such shares of Class C common stock, were converted to Class A common stock.

Stock Incentive Plans

 On January 13, 2011, the Company adopted the 2011 Stock Option Plan (as amended, restated, supplemented or otherwise modified from time to time, the “2011 Plan”) to provide for the grant of stock options to employees (including officers), consultants and non‑employee directors of the Company and its subsidiaries. Pursuant to the terms of the 2011 Plan, the Company was authorized to grant options for the purchase of up to 12,520,407 shares as of December 29, 2016 and 10,780,970 shares as of December 31, 2015. As of December 29, 2016 and December 31, 2015, there were 179,575 and 104,269 options available for grant under the 2011 Plan, respectively.

We ceased granting awards under the 2011 Plan upon the implementation of the 2017 Plan, described below.

On April 13, 2017, the board of directors approved the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan (the “2017 Plan”), which was subsequently approved by the Company’s stockholders. The 2017 Plan authorizes the Company to grant options and restricted stock awards to eligible employees (including officers), consultants and non-employee directors up to an aggregate of 5,000,000 shares of Class A common stock. In connection with the IPO, the Company granted options to purchase an aggregate of 1,254,465 shares of our Class A common stock to certain of our eligible employees and 15,475 shares of restricted stock to certain of our non-employee directors, in each case pursuant to the 2017 Plan and based on the public offering price of $21.00 per share. As of December 28, 2017 there were 3,690,255 options available for grant under the 2017 Plan.

Secondary Offerings

On July 25, 2017, certain of the Company’s stockholders completed a secondary public offering (the “July Secondary Offering”) of an aggregate of 10,718,550 shares of common stock at a price to the public of $40.00 per share. The Company did not sell any shares in the July Secondary Offering and did not receive any proceeds from the sales of shares by the selling stockholders.

On November 16, 2017, certain of the Company’s stockholders completed a secondary public offering (the “November Secondary Offering”) of an aggregate of 7,475,000 shares of common stock at a price to the public of $36.00 per share. The Company did not sell any shares in the November Secondary Offering and did not receive any proceeds from the sales of shares by the selling stockholders.

Stock Options

The Company accounts for stock‑based compensation pursuant to ASC 718, Compensation – Stock Compensation, which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation, net of forfeitures, over the requisite service period for awards expected to vest.

Stock options are granted with an exercise price estimated to be greater than or equal to the fair market value on the date of grant. Options granted have vesting provisions ranging from three to five years, and contractual terms of ten years. Stock option grants are generally subject to forfeiture if employment terminates prior to vesting. All options were granted at or above estimated fair market value as authorized by the Company’s board of directors.

The fair value of stock option awards granted was estimated using the Black‑Scholes pricing model with the following weighted‑average assumptions:

	Year Ended	Year Ended	Year Ended
	December 28,	December 29,	December 31,
	2017	2016	2015
Risk-free interest rate	2.06%	1.43%	1.93%
Expected volatility	39%	40%	49%
Expected life (in years)	6.50	6.50	6.92
Dividend yield	—%	—%	—%

The Company estimates the volatility of the share price of its common stock by considering the historical volatility of the stock of similar public entities. In determining the appropriateness of the public entities included in the volatility assumption the Company considered a number of factors, including the entity’s life cycle stage, growth profile, size, financial leverage and products offered.

The table below summarizes the changes in all stock options for the following periods:

					Weighted
				Weighted	Average Fair
		Weighted	Options	Average	Value/Share of
		Average	Exercisable	Exercise Price	Options
		Exercise	at End	of Exercisable	Granted During
	Options	Price	of Year	Options	the Year
Outstanding at, December 27, 2014	9,524,266	$4.40	4,608,462	$3.85	$—
Granted	1,378,355	8.07	—	—	4.12
Exercised	(5,149)	7.69	—	—	—
Forfeited or expired	(437,353)	7.16	—	—	—
Outstanding at December 31, 2015	10,460,119	4.77	6,656,524	4.00	—
Granted	2,025,535	9.94	—	—	4.13
Exercised	(145,140)	3.48	—	—	—
Forfeited or expired	(361,403)	6.65	—	—	—
Outstanding at December 29, 2016	11,979,111	5.34	8,151,056	4.20	—
Granted	1,339,668	21.68	—	—	9.20
Exercised	(1,828,339)	4.85	—	—	—
Forfeited or expired	(236,354)	9.17	—	—	—
Outstanding at December 28, 2017	11,254,086	7.28	7,448,532	4.52	—

The intrinsic value for stock options is defined as the difference between the exercise price and the value of the Company’s common stock (on a minority, non‑marketable basis). The per share value of the Company’s common stock as of December 28, 2017, was $49.59. The intrinsic value of stock options exercised was $62,508 thousand and $942 thousand for the years ended December 28, 2017 and December 29, 2016, respectively. The aggregate intrinsic value of stock options outstanding as of December 28, 2017, was $476,162 thousand with a weighted‑average remaining contractual life of 5.7 years. The aggregate intrinsic value of stock options exercisable as of December 28, 2017, was $335,737 thousand with a weighted‑average remaining contractual life of 4.3 years. The Company’s total unrecognized compensation cost related to stock options as of December 28, 2017, was $19,105 thousand, which is expected to be recognized over a weighted average period of 3.8 years.

Restricted Stock

During fiscal 2017, we granted 15,475 shares of restricted stock to certain of our non-employee directors. The aggregate fair value of restricted stock outstanding as of December 28, 2017, was $767 thousand. As of December 28, 2017, there were 15,475 shares of restricted stock outstanding. The Company’s total unrecognized compensation cost related to restricted stock as of December 28, 2017, was $270 thousand, which is expected to be recognized over a weighted average period of 3.3 years.

On September 30, 2016, in connection with the Special Dividend, the Company declared the Option Payments for certain option holders. A portion of the Option Payments were for unvested options, and option holders are required to repay any amounts related to options that do not vest prior to such option holder’s termination of employment. In the event an option holder defaults on such repayment, we will record the amount as additional stock based compensation expense in that reporting period.

11. Earnings Per Share

Net Income per Common Share

We calculate basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effect of stock options.

The following table shows the computation of basic and diluted earnings per share:

	Year Ended	Year Ended	Year Ended
	December 28,	December 29,	December 31,
(in thousands, except per share data)	2017	2016	2015
Net income	$102,788	$43,039	$26,807
Basic weighted average shares outstanding	90,951	83,432	83,365
Dilutive effect of share based awards	8,709	4,999	2,916
Diluted weighted average shares outstanding	99,660	88,431	86,281
Basic earnings per share	$1.13	$0.52	$0.32
Diluted earnings per share	$1.03	$0.49	$0.31

The following have been excluded from the computation of dilutive effect of share based awards because the effect would be anti‑dilutive:

	Year Ended	Year Ended	Year Ended
	December 28,	December 29,	December 31,
(in thousands)	2017	2016	2015
Stock Options	849	2,004	1,857

12. Selected Quarterly Financial Information (unaudited)

The following tables present the Company’s unaudited quarterly results for fiscal 2017 and fiscal 2016.

	Fiscal 2017
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$307,296	$344,047	$343,923	$389,501
Gross Profit	125,471	142,228	142,491	162,374
Net Income	11,128	20,429	23,255	47,976
Basic Earnings Per Share	0.13	0.22	0.25	0.51
Diluted Earnings Per Share	0.13	0.20	0.22	0.46

	Fiscal 2016
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$235,301	$265,853	$271,311	$278,294
Gross Profit	93,897	109,652	110,967	114,746
Net Income	7,101	5,012	14,219	16,707
Basic Earnings Per Share	0.09	0.06	0.17	0.20
Diluted Earnings Per Share	0.08	0.06	0.16	0.19

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.           CONTROLS AND PROCEDURES.

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

We have begun documenting and testing internal control procedures in order to comply with the requirements of Section 404(a) of the Sarbanes‑Oxley Act. Section 404 requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. Management’s and the independent auditor’s reports on internal controls over financial reporting are not provided in this Annual Report in accordance with the exemption to this rule for newly public companies. We must comply with Section 404 no later than the time we file our annual report for fiscal 2018 with the SEC.

ITEM 9B.           OTHER INFORMATION.

None.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item will be contained in our definitive Proxy Statement in connection with our 2017 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 28, 2017 (the “Proxy Statement”), and is incorporated herein by reference.

ITEM 11.            EXECUTIVE COMPENSATION.

The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference, under the captions “Director Compensation,” “Executive Compensation” and “Compensation Discussion and Analysis;” provided, however, that the subsection entitled “Executive Compensation—Compensation Committee Report” shall not be deemed to be incorporated by reference.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference, under the captions “Certain Beneficial Owners”.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference, under the captions “Certain Relationships and Related Transactions,” and “Other Board Information—Director Independence.”

ITEM 14.            PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Information required under this Item will be included in the Proxy Statement and is incorporated herein by reference, under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of the Annual Report:
1.	Financial Statements filed in Part II, Item 8 of this Annual Report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 28, 2017 and December 29, 2016
Consolidated Statements of Operations for the years ended December 28, 2017, December 29, 2016 and December 31, 2015
Consolidated Statements of Comprehensive Income for the years ended December 28, 2017, December 29, 2016 and December 31, 2015
Consolidated Statements of Cash Flows for the years ended December 28, 2017, December 29, 2016 and December 31, 2015
Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 28, 2017, December 29, 2016 and December 31, 2015
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

There are no Financial Statement Schedules included with this filing for the reason that they are not applicable or are not required or the information is included in the financial statements or notes thereto

3.	Exhibits:
Exhibit No.
3.1	Restated Certificate of Incorporation of Floor & Decor Holdings, Inc.(1)
3.2	Second Amended and Restated Bylaws of Floor & Decor Holdings, Inc.(1)
4.1	Specimen Class A Common Stock Certificate(2)
4.2

Registration Rights Agreement, dated May 2, 2017, by and among Floor & Decor Holdings, Inc., Ares Corporate Opportunities Fund III, L.P., FS Equity Partners VI, L.P. and the other stockholders party thereto(3)

4.3	Investor Rights Agreement, dated May 2, 2017, by and among Floor & Decor Holdings, Inc., Ares Corporate Opportunities Fund III, L.P., FS Equity Partners VI, L.P. and FS Affiliates VI, L.P.(3)
10.1	FDO Holdings, Inc. Amended and Restated 2011 Stock Incentive Plan(4)#
10.2	First Amendment to FDO Holdings, Inc. Amended and Restated 2011 Stock Incentive Plan(4)#
10.3	Second Amendment to FDO Holdings, Inc. Amended and Restated 2011 Stock Incentive Plan(4)#
10.4	Third Amendment to FDO Holdings, Inc. Amended and Restated 2011 Stock Incentive Plan(4)#
10.5	Fourth Amendment to FDO Holdings, Inc. Amended and Restated 2011 Stock Incentive Plan(5)#
10.6	Form of Stock Option Agreement under the FDO Holdings, Inc. Amended and Restated 2011 Stock Incentive Plan(4)
10.7	Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan(3)#
10.8	Form of Stock Option Agreement under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan(2)
10.9	Form of Restricted Stock Agreement under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan(4)
10.10	Form of Indemnification Agreement by and between Floor & Decor Holdings, Inc. and its directors and officers(4)
10.11	Amended and Restated Employment Agreement, dated July 29, 2015, between FDO Holdings, Inc., Floor and Decor Outlets of America, Inc. and Thomas V. Taylor(4)#
10.12	Consulting Agreement, dated December 3, 2012, by and between Floor and Decor Outlets of America, Inc., FDO Holdings, Inc. and George Vincent West(4)#
10.13	Amended and Restated Employment Agreement, dated July 29, 2015, between FDO Holdings, Inc., Floor and Decor Outlets of America, Inc. and Lisa G. Laube(4)#
10.14	Amended and Restated Employment Agreement, dated July 29, 2015, between FDO Holdings, Inc., Floor and Decor Outlets of America, Inc. and Trevor S. Lang(4)#
10.15	Amended and Restated Employment Agreement, dated July 29, 2015, between FDO Holdings, Inc., Floor and Decor Outlets of America, Inc. and David V. Christopherson(4)#
10.16	Amended and Restated Employment Agreement, dated July 29, 2015, between FDO Holdings, Inc., Floor and Decor Outlets of America, Inc. and Brian K. Robbins(4)#
10.17

Amended and Restated Credit Agreement, dated as of September 30, 2016, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent and Swing Line Lender, Wells Fargo Bank, National Association, as Term Loan Agent, the lenders from time to time party thereto, Bank of America, N.A., as Syndication Agent, and Wells Fargo Bank, National Association and Merrill Lynch, Pierce and Fenner & Smith Incorporated, as Joint Lead Arrangers and Joint Bookrunners(4)

10.18

Amended and Restated Security Agreement, dated as of September 30, 2016, by and among Floor and Decor Outlets of America, Inc., the other borrowers and guarantors party thereto from time to time, Wells Fargo Bank, National Association, as Collateral Agent, and Wells Fargo Bank, National Association, as Administrative Agent(4)

10.19

Credit Agreement, dated as of September 30, 2016, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., the lenders from time to time parties thereto, UBS AG, Stamford Branch, as Administrative Agent and Collateral Agent, and UBS Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Bank PLC, Goldman Sachs Bank USA and Wells Fargo Securities LLC, as Joint Lead Arrangers and Joint Bookrunners(4)

10.20

Security Agreement, dated as of September 30, 2016, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., the other loan parties from time to time party thereto and UBS AG, Stamford Branch, as Collateral Agent and Administrative Agent and the lenders party thereto(4)

10.21

Guaranty Agreement, dated as of September 30, 2016, by FDO Acquisition Corp. in favor of UBS AG, Stamford Branch, as Collateral Agent, and UBS AG, Stamford Branch, as Administrative Agent and the lenders party thereto(4)

10.22

Amendment No. 1 to Credit Agreement, dated as of March 31, 2017, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., the other loan parties from time to time party thereto, the lenders from time to time party thereto, and UBS AG, Stamford Branch, as Administrative Agent and Collateral Agent(4)

10.23

Amendment No. 2 to Credit Agreement, dated as of November 22, 2017, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., the other loan parties from time to time party thereto, the lenders from time to time party thereto, and UBS AG, Stamford Branch, as Administrative Agent and Collateral Agent

21.1	List of subsidiaries(4)
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#Denotes a management contract or compensatory plan or arrangement.

(1)Filed as an exhibit to Amendment No. 4 to the Registrant’s Registration Statement on Form S‑1 (File No. 333‑216000) filed with the SEC on April 24, 2017, and incorporated herein by reference.

(2)Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S‑1 (File No. 333‑216000) filed with the SEC on April 17, 2017, and incorporated herein by reference.

(3)Filed as an exhibit to Registrant’s Form 8‑K (File No. 001‑38070) filed with the SEC on May 2, 2017, and incorporated herein by reference.

(4)Filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S‑1 (File No. 333‑216000) filed with the SEC on April 7, 2017, and incorporated herein by reference.

(5)Filed as an exhibit to the Registrant’s Registration Statement on Form S‑1 (File No. 333‑221525) filed with the SEC on November 13, 2017, and incorporated herein by reference.

ITEM 16.            FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOOR & DECOR HOLDINGS, INC.

Dated: March 5, 2018	/s/ Thomas V. Taylor
Thomas V. Taylor
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the fifth of March 2018.

Signature	Title	Date

/s/ Thomas V. Taylor Thomas V. Taylor	Chief Executive Officer (Principal Executive Officer) and Director	March 5, 2018

/s/ Trevor S. Lang Trevor S. Lang	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2018

/s/ Norman H. Axelrod Norman H. Axelrod	Chairman of the Board	March 5, 2018

/s/ George Vincent West George Vincent West	Vice Chairman of the Board	March 5, 2018

/s/ Brad J. Brutocao Brad J. Brutocao	Director	March 5, 2018

/s/ Michael Fung Michael Fung	Director	March 5, 2018

/s/ David B. Kaplan David B. Kaplan	Director	March 5, 2018

/s/ Rachel H. Lee Rachel H. Lee	Director	March 5, 2018

/s/ John M. Roth John M. Roth	Director	March 5, 2018

/s/ Peter M. Starrett Peter M. Starrett	Director	March 5, 2018

/s/ Richard L. Sullivan Richard L. Sullivan	Director	March 5, 2018

/s/ Felicia D. Thornton Felicia D. Thornton	Director	March 5, 2018