Form 10-Q
period 2018-03-29
Floor & Decor Holdings, Inc.
filed 2018-05-03
CIK 1507079

m

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2018
Class A common stock, $0.001 par value	96,482,741

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Floor & Decor Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	As of	As of
	March 29,	December 28,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$572	$556
Income taxes receivable	9,766	12,472
Receivables, net	38,265	54,041
Inventories, net	426,719	427,950
Prepaid expenses and other current assets	11,096	8,193
Total current assets	486,418	503,212
Fixed assets, net	245,407	220,952
Intangible assets, net	109,354	109,362
Goodwill	227,447	227,447
Other assets	7,256	7,019
Total long-term assets	589,464	564,780
Total assets	$1,075,882	$1,067,992
Liabilities and stockholders’ equity
Current liabilities:
Current portion of term loans	$3,500	$3,500
Trade accounts payable	255,007	258,730
Accrued expenses	68,834	74,547
Deferred revenue	3,742	22,523
Total current liabilities	331,083	359,300
Term loans	143,005	144,562
Revolving line of credit	26,800	41,000
Deferred rent	28,450	25,570
Deferred income tax liabilities, net	29,920	27,218
Tenant improvement allowances	25,863	26,779
Other liabilities	3,164	703
Total long-term liabilities	257,202	265,832
Total liabilities	588,285	625,132
Commitments and contingencies (Note 7)
Stockholders’ equity
Capital stock:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at March 29, 2018 and December 28, 2017	—	—
Common stock Class A, $0.001 par value; 450,000,000 shares authorized; 96,094,164 shares issued and outstanding at March 29, 2018 and 95,509,179 issued and outstanding at December 28, 2017	96	96
Common stock Class B, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at March 29, 2018 and 0 shares issued and outstanding at December 28, 2017	—	—
Common stock Class C, $0.001 par value; 30,000,000 shares authorized; 0 shares issued and outstanding at March 29, 2018 and 0 shares issued and outstanding at December 28, 2017	—	—
Additional paid-in capital	328,029	323,419
Accumulated other comprehensive income (loss), net	225	(205)
Retained earnings	159,247	119,550
Total stockholders’ equity	487,597	442,860
Total liabilities and stockholders’ equity	$1,075,882	$1,067,992

See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(In Thousands, Except Per Share Data)

(Unaudited)

	Thirteen Weeks Ended
	March 29,	March 30,
	2018	2017
Net sales	$402,948	$307,296
Cost of sales	237,562	181,825
Gross profit	165,386	125,471
Operating expenses:
Selling and store operating	102,567	80,751
General and administrative	23,339	17,881
Pre-opening	2,974	4,167
Total operating expenses	128,880	102,799
Operating income	36,506	22,672
Interest expense	1,784	5,414
Income before income taxes	34,722	17,258
Provision for income taxes	2,851	6,130
Net income	$31,871	$11,128
Basic earnings per share	$0.33	$0.13
Diluted earnings per share	$0.30	$0.13

See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(In Thousands)

(Unaudited)

	Thirteen Weeks Ended
	March 29,	March 30,
	2018	2017
Net income	$31,871	$11,128
Other comprehensive income (loss) —change in fair value of hedge instruments, net of tax	430	(282)
Total comprehensive income	$32,301	$10,846

See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Thirteen Weeks Ended
	March 29,	March 30,
	2018	2017
Operating activities
Net income	$31,871	$11,128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,534	8,933
Amortization of tenant improvement allowances	(1,045)	(755)
Deferred income taxes	2,111	5,453
Interest cap derivative contracts	(535)	—
Stock based compensation expense	1,415	885
Changes in operating assets and liabilities:
Receivables, net	15,775	1,150
Inventories, net	(9,262)	(22,838)
Other assets	(2,204)	(2,755)
Trade accounts payable	(3,723)	47,473
Accrued expenses	(12,926)	(7,073)
Income taxes	780	699
Deferred revenue	1,500	6,470
Deferred rent	2,707	2,785
Tenant improvement allowances	128	4,495
Other	2,486	24
Net cash provided by operating activities	40,612	56,074
Investing activities
Purchases of fixed assets	(27,841)	(19,801)
Net cash used in investing activities	(27,841)	(19,801)
Financing activities
Borrowings on revolving line of credit	51,900	25,300
Payments on revolving line of credit	(66,100)	(60,800)
Payments on term loans	(1,750)	(875)
Proceeds from exercise of stock options	3,195	96
Net cash used in financing activities	(12,755)	(36,279)
Net increase (decrease) in cash and cash equivalents	16	(6)
Cash and cash equivalents, beginning of the period	556	451
Cash and cash equivalents, end of the period	$572	$445
Supplemental disclosures of cash flow information
Cash paid for interest	$2,368	$7,945
Cash paid for income taxes	$19	$—
Fixed assets accrued at the end of the period	$16,332	$7,372

See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 29, 2018

1. Summary of Significant Accounting Policies

Nature of Business

Floor & Decor Holdings, Inc., together with its subsidiaries (the “Company,” “we,” “our” or “us”) is a highly differentiated, rapidly growing specialty retailer of hard surface flooring and related accessories. We offer a broad in stock assortment of tile, wood, laminate and natural stone flooring along with decorative and installation accessories at everyday low prices. Our stores appeal to a variety of customers, including professional installers and commercial businesses (“Pro”), Do It Yourself customers (“DIY”) and customers who buy the products for professional installation (“Buy it Yourself” or “BIY”). We operate within one reportable segment.

As of March 29, 2018, the Company, through its wholly owned subsidiary, Floor and Decor Outlets of America, Inc. (“F&D”), operates 84 warehouse-format stores, which average 73,000 square feet, and one small-format standalone design center in 21 states, as well as three distribution centers and an e-commerce site, FloorandDecor.com.

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period ending on the Thursday on or preceding December 31st. Fiscal years ended December 27, 2018 (“fiscal 2018”) and December 28, 2017 (“fiscal 2017”) include 52 weeks. When a 53-week fiscal year occurs, we report the additional week at the end of the fiscal fourth quarter. 52-week fiscal years consist of thirteen-week periods in the first, second, third and fourth quarters of the fiscal year.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. The Condensed Consolidated Balance Sheet as of December 28, 2017 has been derived from the audited Consolidated Balance Sheet for the fiscal year then ended. The interim condensed consolidated financial statements should be read together with the audited consolidated financial statements and related footnote disclosures included in the Company’s Annual Report on Form 10-K for fiscal 2017, filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2018 (the “Annual Report”). Unless indicated otherwise, the information in this quarterly report on Form 10-Q (the “Quarterly Report”) has been adjusted to give effect to a 321.820-for-one stock split of the Company’s outstanding common stock, which was approved by the Company’s board of directors and shareholders on April 13, 2017 and effected on April 24, 2017. Certain prior year amounts have been reclassified in the consolidated financial statements to conform to the current year presentation.

Management believes the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments considered necessary for a fair statement of results for the interim periods presented.

Results of operations for the thirteen weeks ended March 29, 2018 and March 30, 2017 are not necessarily indicative of the results to be expected for the full year.

Revenue Recognition

We recognize revenue and the related cost of sales when we satisfy the performance obligations in contracts with our customers. Our performance obligations for our retail store sales as well as for orders placed through our website and shipped to our customers are satisfied at the point-of-sale, which is the point at which the customer obtains control of the inventory as described under Accounting Standards Update (ASU) No. 2014-09, "Revenue from Contracts with Customers” (Topic 606). Shipping and handling activities are performed after the customer obtains control of the goods and are accounted for as activities to fulfill the promise to transfer goods, rather than a separate performance obligation as outlined within Topic 606. Payment is due from the customer immediately at the point-of-sale for both retail store sales and website sales. The nature of the goods offered include hard surface flooring and related accessories. We do not perform installation services, and we offer free design services in-store. The transaction price recognized in revenues represents the selling price of the products offered. Sales taxes collected are not recognized as revenue as these amounts are ultimately remitted to the appropriate taxing authorities.

Our customers have the right to return the goods sold to them within a reasonable period, typically ninety days. The right of return is an element of variable consideration as defined with Topic 606. We reserve for future returns of previously sold goods based on historical experience and various other assumptions that we believe to be reasonable. This reserve reduces sales and cost of sales as well as establishes a return asset and refund liability. The return asset is included within Inventories, net and the refund liability is included within Accrued Expenses, each respectively on the Condensed Consolidated Balance Sheets. Merchandise exchanges of similar product and price are not considered merchandise returns and, therefore, are excluded when calculating the sales returns reserve.

Gift Cards and Merchandise Credits

We sell gift cards to our customers in our stores and through our website and issue merchandise credits in our stores. We account for the programs by recognizing a liability at the time the gift card is sold or the merchandise credit is issued. The liability is relieved and revenue is recognized upon redemption. Additionally, we recognize breakage income in proportion to the pattern of rights exercised by the customer when we expect to be entitled to breakage. Net sales related to the estimated breakage are included in net sales in the Condensed Consolidated Statements of Income. We have an agreement with an unrelated third-party who is the issuer of our gift cards and also assumes the liability for unredeemed gift cards. We are not subject to claims under unclaimed property statutes, as the agreement effectively transfers the ownership of such unredeemed gift cards and the related future escheatment liability, if any, to the third-party. Accordingly, in the thirteen weeks ended March 29, 2018 and March 30, 2017, gift card breakage income of $258 thousand and $166 thousand, respectively was recognized in net sales in the Condensed Consolidated Statements of Income, respectively, for such unredeemed gift cards.

There have been no other additional updates to our Significant Accounting Policies since the Annual Report. For information regarding our Significant Accounting Policies and Estimates, see the “Summary of Significant Accounting Policies” section of “Item 8. Financial Statements And Supplementary Data” of our Annual Report.

Recently Issued Accounting Pronouncements

There have been no updates to Recently Issued Accounting Pronouncements since the Annual Report. For information regarding Recently Issued Accounting Pronouncements, see the “Summary of Significant Accounting Policies” section of “Item 8. Financial Statements And Supplementary Data” of our Annual Report.

Recently Adopted Accounting Pronouncements

In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory." This standard update requires an entity to recognize the income tax consequences of intra-entity transfers of assets other than inventory when the transfer occurs. ASU No. 2016-16 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The amendments in this update should be applied using a modified retrospective approach. The adoption of ASU No. 2016-16 did not have a material impact on the Company's Condensed Consolidated Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." The standard update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The amendments in this update should be applied using a retrospective approach. The adoption of ASU No. 2016-15 did not have a material impact on the Company's Condensed Consolidated Statements of Cash Flows.

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, "Revenue from Contracts with Customers." ASU No. 2014-09 provided new guidance related to the core principle that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services provided. We adopted this standard using the modified retrospective approach in the first quarter of fiscal 2018, effective December 29, 2017. Under the new guidance, we recognize revenue at the time the customer obtains control of the inventory. The cumulative adjustment upon adoption primarily resulted in a reduction of deferred revenue and related inventories and an increase to retained earnings. The adoption of ASU No. 2014-09 did not have a material impact to the Company’s Condensed Consolidated Financial Statements.

2. Revenues

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

On December 29, 2017, we adopted Topic 606 using the modified retrospective method applied to those contracts that were not completed as of December 29, 2017. Results for reporting periods beginning after December 29, 2017 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605, Revenue Recognition (Topic 605).

We recorded a net increase to opening retained earnings of $7.8 million, net of tax, as of December 29, 2017 due to the cumulative impact of adopting Topic 606, with the impact primarily related to transactions for which we allow customers to store their merchandise at our retail stores for final delivery at a later date. The cumulative adjustment primarily resulted in a reduction of deferred revenue and related inventories and an increase to retained earnings. The impact to revenues as a result of applying Topic 606 was immaterial for the thirteen weeks ended March 29, 2018.

Deferred Revenue

Under Topic 605 we recognized revenue for certain transactions for which we allow customers to store their merchandise at our retail stores for final delivery at a later date when both collection or reasonable assurance of collection of payment and final delivery of the product had occurred. Under Topic 605, the amount of revenue for which final delivery of the product had not occurred for these transactions was reflected in the Deferred revenue caption on the Condensed Consolidated Balance Sheet as of December 28, 2017. Under Topic 606, we evaluated the bill-and-hold criteria and recognize revenue at the point-of-sale, when the customer obtains control of the inventory. Amounts in Deferred revenue at period-end reflect orders for which the inventory is not currently ready for physical transfer to the customer.

Gift Card Breakage

Under Topic 605, gift card breakage income is recognized based upon historical redemption patterns. Under Topic 606, gift card breakage income is recognized in proportion to the pattern of rights exercised by the customer when we expect to be entitled to breakage. The timing and amounts of revenue related to gift card breakage income in the cumulative transition adjustment, and for the thirteen weeks ended March 29, 2018 were immaterial to the Condensed Consolidated Financial Statements.

Disaggregated Revenue

The following table presents the net sales of each major product category (in thousands):

	Thirteen Weeks Ended
	March 29, 2018		March 30, 2017
		% of		% of
Product Category	Net Sales	Net Sales	Net Sales	Net Sales
Tile	$117,402	29%	$92,682	30%
Decorative Accessories	78,489	19	60,300	20
Accessories (Installation Materials and Tools)	66,892	17	42,539	14
Laminate / Luxury Vinyl Plank	63,581	16	48,552	16
Wood	46,485	12	36,993	12
Natural Stone	28,006	7	24,500	8
Delivery and Other	2,093	—	1,730	—
Total	$402,948	100%	$307,296	100%

3. Fair Value Measurements

We estimate fair values in accordance with ASC 820, Fair Value Measurement. ASC 820 provides a framework for measuring fair value and expands disclosures required about fair value measurements. ASC 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Additionally, ASC 820 defines levels within a hierarchy based upon observable and non-observable inputs.

•	Level 1—Inputs that are quoted prices in active markets for identical assets or liabilities
•	Level 2—Inputs other than quoted prices in active markets for assets or liabilities that are either directly or indirectly observable
•	Level 3—Inputs that are non‑observable that reflect the reporting entity’s own assumptions

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

	As of
	March 29,
(in thousands)	2018	Level 1	Level 2	Level 3
Designated as hedges:
Interest rate cap (cash flow hedge)	$1,258	$—	$1,258	$—
Not designated as hedges:
Interest rate cap	$1,258	$—	$1,258	$—

	As of
	December 28,
(in thousands)	2017	Level 1	Level 2	Level 3
Designated as hedges:
Interest rate cap (cash flow hedge)	$710	$—	$710	$—
Not designated as hedges:
Interest rate cap	$710	$—	$710	$—

Our derivative contracts are negotiated with counterparties without going through a public exchange. Accordingly, our fair value assessments give consideration to the risk of counterparty default (as well as our own credit risk). Our interest rate derivatives consist of interest rate cap contracts and are valued primarily based on data readily observable in public markets.

4. Derivatives and Risk Management

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

Not Designated as Accounting Hedge

For derivative contracts de-designated as accounting hedges, the change in the fair value is reflected through earnings. These changes in fair value are mark-to-market adjustments ("MTM adjustments"). MTM adjustments are defined as fair value changes recorded in periods other than the settlement period. Such fair value changes are not necessarily indicative of the actual settlement value of the underlying hedge in the contract settlement period. The AOCI related to the interest rate cap prior to the de-designation is being amortized over the remaining maturity period.

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

Hedge Position as of March 29, 2018:

			Final Maturity	Other	AOCI, Net
(in thousands)	Notional Balance		Date	Assets	of Tax
Designated as hedges:
Interest rate cap (cash flow hedge)	$102,500	U.S. dollars	December 2021	$1,258	$247
Not designated as hedges:
Interest rate cap	$102,500	U.S. dollars	December 2021	$1,258	$(22)

Hedge Position as of December 28, 2017:

			Final Maturity	Other	AOCI, Net
(in thousands)	Notional Balance		Date	Assets	of Tax
Designated as hedges:
Interest rate cap (cash flow hedge)	$102,500	U.S. dollars	December 2021	$710	$(133)
Not designated as hedges:
Interest rate cap	$102,500	U.S. dollars	December 2021	$710	$(72)

Designated Hedge Gains (Losses)

Gains (losses) related to our designated hedge contracts are as follows:

	Effective Portion Reclassified		Effective Portion Recognized in
	From AOCI to Earnings		Other Comprehensive Income (Loss)
	Thirteen Weeks Ended
	March 29,	March 30,	March 29,	March 30,
(in thousands)	2018	2017	2018	2017
Interest rate caps (cash flow hedges)	$—	$—	$430	$(282)

Credit Risk

To manage credit risk associated with our interest rate hedging program, we select counterparties based on their credit ratings and limit our exposure to any one counterparty.

The counterparties to our derivative contracts are large financial institutions with investment grade credit ratings. To manage our credit risk related to our derivative financial instruments, we periodically monitor the credit risk of our counterparties, limit our exposure in the aggregate and to any single counterparty, and adjust our hedging position, as appropriate. The impact of credit risk, as well as the ability of each party to fulfill its obligations under our derivative financial instruments, is considered in determining the fair value of the contracts. Credit risk has not had a significant effect on the fair value of our derivative contracts. We do not have any credit risk‑related contingent features or collateral requirements with our derivative financial instruments.

5. Debt

Fair Value of Debt

Market risk associated with our fixed and variable rate long‑term debt relates to the potential change in fair value and negative impact to future earnings, respectively, from a change in interest rates. The aggregate fair value of debt is based primarily on our estimates of interest rates, maturities, credit risk, and underlying collateral and is classified as Level 3 within the fair value hierarchy. At March 29, 2018 and December 28, 2017, the fair values of our debt were as follows:

	March 29,	December 28,
(in thousands)	2018	2017
Total debt at par value	$177,550	$193,500
Less: unamortized discount and debt issuance costs	4,245	4,438
Net carrying amount	$173,305	$189,062
Fair value	$177,927	$193,881

6. Income Taxes

Income Taxes

Our effective income tax rates were 8.2% and 35.5% for the thirteen weeks ended March 29, 2018 and March 30, 2017, respectively. The lower effective rate for the thirteen weeks ended March 29, 2018 was primarily due to tax reform passed in December 2017 and the recognition of excess tax benefits related to stock options exercised.

Provisional amounts

In connection with the Tax Cuts and Jobs Act (the “Act”) passed in December 2017, we remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21% for federal income tax purposes and 3.6% currently estimated for state income tax purposes. We recorded a provisional amount of $17.9 million as of December 28, 2017 related to the remeasurement of certain deferred tax balances, and we have not made any adjustments to this provisional amount during the thirteen weeks ended March 29, 2018. However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

The Act also subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. Given the complexity of the GILTI provisions, we are still evaluating the possible effects of the GILTI provisions and have not yet determined our accounting policy. At March 29, 2018, because we are still evaluating the GILTI provisions and our analysis of future taxable income that may be subject to GILTI, we are unable to make a reasonable estimate and have not reflected any adjustments related to GILTI in our financial statements.

7. Commitments and Contingencies

Lease Commitments

We lease our corporate office, retail locations and distribution centers through F&D, under long‑term operating lease agreements that expire in various years through 2038. Additionally, certain equipment is leased under short‑term operating leases.

Certain lease agreements include escalating rents over the lease terms. We expense rent on a straight‑line basis over the life of the lease, which commences on the date we have the right to control the property. The cumulative expense recognized on a straight‑line basis in excess of the cumulative payments is included in deferred rent in the accompanying balance sheets. Future minimum lease payments under non‑cancelable operating leases (with initial or remaining lease terms in excess of one year) as of March 29, 2018, were:

(in thousands)	Amount
Thirty-nine weeks ended December 27, 2018	$67,163
2019	104,074
2020	104,322
2021	100,999
2022	93,476
Thereafter	606,510
Total minimum lease payments	$1,076,544

Lease expense for the thirteen weeks ended March 29, 2018 and March 30, 2017 was approximately $22,005 thousand and $16,988 thousand, respectively.

Litigation

We are subject to other various legal actions, claims and proceedings arising in the ordinary course of business, including claims related to breach of contracts, products liabilities, intellectual property matters and employment related matters resulting from its business activities. We establish reserves for specific legal proceedings when we determine that the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated. These proceedings are not expected to have a material impact on our consolidated financial position, cash flows or results of operations.

8. Earnings Per Share

Net Income per Common Share

We calculate basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effect of stock options.

The following table shows the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended
	March 29,	March 30,
(in thousands, except per share data)	2018	2017
Net income	$31,871	$11,128
Basic weighted average shares outstanding	95,714	83,529
Dilutive effect of share based awards	8,951	5,116
Diluted weighted average shares outstanding	104,665	88,645
Basic earnings per share	$0.33	$0.13
Diluted earnings per share	$0.30	$0.13

The following awards have been excluded from the computation of dilutive effect of share based awards because the effect would be anti‑dilutive:

	Thirteen Weeks Ended
	March 29,	March 30,
(in thousands)	2018	2017
Stock Options	98	2,360

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of Floor & Decor Holdings, Inc. and Subsidiaries included in Item 1 of this quarterly report on Form 10-Q (this “Quarterly Report”) and with our audited financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2017 and filed with the SEC on March 5, 2018 (the “Annual Report”). As used in this Quarterly Report, except where the context otherwise requires or where otherwise indicated, the terms “Company,” “we,” “our” or “us” refer to Floor & Decor Holdings, Inc. and its subsidiaries.

Forward-Looking Statements

The discussion in this Quarterly Report, including under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I and Item 1A, “Risk Factors” of Part II, contains forward-looking statements. All statements other than statements of historical fact contained in this Quarterly Report, including statements regarding the Company’s future operating results and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements are based on management’s current expectations and assumptions regarding the Company’s business, the economy and other future conditions, including the impact of recent natural disasters on sales. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “seeks,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “budget,” “potential” or “continue” or the negative of these terms or other similar expressions.

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

Overview

Founded in 2000, Floor & Decor is a high growth, differentiated, multi-channel specialty retailer of hard surface flooring and related accessories with 84 warehouse format stores across 21 states as of March 29, 2018. We believe that we offer the industry’s broadest in stock assortment of tile, wood, laminate and natural stone flooring along with decorative and installation accessories at everyday low prices positioning us as the one stop destination for our customers’ entire hard surface flooring needs. We appeal to a variety of customers, including professional installers and commercial businesses (“Pro”), Do It Yourself customers (“DIY”) and customers who buy the products for professional installation (“Buy it Yourself” or “BIY”).

We operate on a 52- or 53-week fiscal year ending on the Thursday on or preceding December 31. The following discussion contains references to the first thirteen weeks of fiscal 2018 and fiscal 2017, which ended on March 29, 2018 and March 30, 2017, respectively.

During the thirteen weeks ended March 29, 2018, we continued to make long-term key strategic investments, including:

•	opening one new warehouse-format store ending with 84 warehouse-format stores;
•	focusing on innovative new products and localized assortments, supported by inspirational in-store and online visual merchandising solutions;
•	promoting key leaders in our regional staff to support our growing number of stores; and
•	investing capital in our stores, information technology and our connected customer strategies to continue enhancing and integrating the online and in-store shopping experience for our customers.

Key Performance Indicators

We consider a variety of performance and financial measures in assessing the performance of our business. The key performance and financial measures we use to determine how our business is performing are comparable store sales, the number of new store openings, gross profit and gross margin, operating income and EBITDA and Adjusted EBITDA. For definitions and a discussion of how we use our key performance indicators, see the “Key Performance Indicators” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report. See “Non-GAAP Financial Measures” below for a discussion of how we define EBITDA and Adjusted EBITDA and a reconciliation of our EBITDA and Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Other key financial terms we use include Net sales, selling and store operating expenses, general and administrative expenses and pre-opening expenses.  For definitions and a discussion of how we use our other key financial definitions, see the “Other Key Financial Definitions” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report.

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated, in dollars and as a percentage of net sales:

	Thirteen Weeks Ended
	3/29/2018		3/30/2017
(in thousands)	Actual	% of Sales	Actual	% of Sales	% Increase/(Decrease)
Net sales	$402,948	100.0%	$307,296	100.0%	31.1%
Cost of sales	237,562	59.0	181,825	59.2	30.7
Gross profit	165,386	41.0	125,471	40.8	31.8
Selling & store operating expenses	102,567	25.4	80,751	26.2	27.0
General & administrative expenses	23,339	5.8	17,881	5.8	30.5
Pre-opening expenses	2,974	0.7	4,167	1.4	(28.6)
Total operating expenses	128,880	31.9	102,799	33.4	25.4
Operating income	36,506	9.1	22,672	7.4	61.0
Interest expense	1,784	0.5	5,414	1.8	(67.0)
Income before income taxes	34,722	8.6	17,258	5.6	101.2
Provision for income taxes	2,851	0.7	6,130	2.0	(53.5)
Net income	$31,871	7.9%	$11,128	3.6%	186.4%

Selected Financial Information

	Thirteen Weeks Ended
	3/29/2018	3/30/2017
Comparable stores sales	15.6%	12.8%
Comparable average ticket	1.9%	(0.7)%
Comparable customer transactions	13.4%	14.0%
Number of warehouse-format stores	84	72
Adjusted EBITDA (in thousands) (1)	$47,827	$31,897
Adjusted EBITDA margin	11.9%	10.4%

(1) Adjusted EBITDA is a non-GAAP financial measure. See “Non-GAAP Financial Measures” for additional information and a reconciliation to the most comparable GAAP measure.

Net Sales

Net sales during the thirteen weeks ended March 29, 2018 increased $95.7 million, or 31.1%, compared to the corresponding prior year period, which does not reflect $6.6M of prior year sales recognized through the opening balance sheet adjustment described in “Recently Adopted Accounting Pronouncements” included in Item 1 of this quarterly report. All of our product categories experienced comparable store sales increases during the period, driven by increases in laminate/luxury vinyl plank and installation materials and tools that were above our average for the thirteen weeks ended March 29, 2018. Comparable store sales increased 15.6%, or $48.6 million and our non-comparable store sales contributed $40.5 million.  The increase in comparable store sales was largely driven by a 13.4% increase in comparable customer transactions and to a lesser extent a 1.9% increase in comparable average ticket growth. We estimate our same stores sales benefited by approximately 400 basis points from the continued recovery in the areas impacted by Hurricane Harvey. We believe the increase in net sales, customer transactions and average ticket are due to the execution of our key strategic investments and a growing U.S. flooring market. We believe our enhanced Pro, merchandising, connected customer, marketing and visual merchandising strategies, along with new innovative products led to our sales growth. Non-comparable store sales were driven by the opening of 12 new stores since March 30, 2017.

Gross Profit and Gross Margin

Gross profit during the thirteen weeks ended March 29, 2018 increased $39.9 million, or 31.8%, compared to the corresponding prior year period. This increase in gross profit was primarily the result of increased sales driven by comparable store sales increase of 15.6% and the opening of 12 new stores since March 30, 2017. Gross margin for the thirteen weeks ended March 29, 2018 increased approximately 20 basis points to 41.0% from 40.8% in the corresponding prior year period. This increase in gross margin was primarily attributable to approximately 10 basis points of lower distribution center costs and approximately 10 basis points due to lower inventory shrink and damage.

Selling and Store Operating Expenses

Selling and store operating expenses during the thirteen weeks ended March 29, 2018 increased $21.8 million, or 27.0% compared to the corresponding prior year period, due primarily to the addition of 12 new stores since March 30, 2017. As a percentage of net sales, our selling and store operating expenses decreased approximately 80 basis points to 25.4%. Comparable store selling and store operating expenses as a percentage of comparable store sales decreased by approximately 160 basis points, as we leveraged occupancy, personnel and advertising expenses on higher net sales.

General and Administrative Expenses

General and administrative expenses, which are typically expenses incurred outside of our stores, during the thirteen weeks ended March 29, 2018 increased $5.5 million, or 30.5% compared to the corresponding prior year period, due to our continued investments in personnel for our regional and store support functions in support of our store growth. Our general and administrative expenses as a percentage of net sales remained flat compared to the corresponding prior year period.

Pre‑Opening Expenses

Pre-opening expenses during the thirteen weeks ended March 29, 2018 decreased $1.2 million, or 28.6% compared to the corresponding prior year period. The decrease is primarily the result of the cadence of our 2018 store openings, which are primarily in the second half of fiscal 2018. This resulted in a lower number of new stores opened or planned to be opened for which pre-opening expenses were incurred compared to the corresponding prior year period. During the thirteen weeks ended March 29, 2018, we opened one store as compared to opening three stores during the corresponding prior year period.

Interest Expense

Interest expense during the thirteen weeks ended March 29, 2018 decreased $3.6 million, or 67.0% compared to the corresponding prior year period. The decrease in interest expense was primarily due to lowering our average debt balance to $188.5 million during the thirteen weeks ended March 29, 2018 compared to an average debt balance of $384.0 million in the corresponding prior year period. The decrease in average total debt was primarily due to paying down approximately $192.0 million with net proceeds from our initial public offering during the fiscal second quarter of 2017. The decrease in our average interest rate to 3.8% for the thirteen weeks ended March 29, 2018 from 5.6% for the corresponding prior year period also benefited interest expense.

Taxes

The provision for income taxes during the thirteen weeks ended March 29, 2018 decreased $3.3 million, or 53.5% compared to the corresponding prior year period. The effective tax rate was 8.2% compared to 35.5% for the thirteen weeks ended March 29, 2018 compared to the corresponding prior year period, respectively. The decrease in the effective tax rate was primarily due to the impact of new tax reform legislation passed in December 2017 and to a lesser extent the recognition of excess tax benefits related to stock options exercised.

Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA are key metrics used by management and our board of directors to assess our financial performance and enterprise value. We believe that operating income, EBITDA and Adjusted EBITDA are useful measures, as they eliminate certain expenses that are not indicative of our core operating performance and facilitate a comparison of our core operating performance on a consistent basis from period to period. We also use Adjusted EBITDA as a basis to determine covenant compliance with respect to our Credit Facilities (as defined below), to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures. EBITDA and Adjusted EBITDA are also frequently used by analysts, investors and other interested parties as performance measures to evaluate companies in our industry.

EBITDA and Adjusted EBITDA are supplemental measures of financial performance that are not required by, or presented in accordance with GAAP. We define EBITDA as net income before interest, loss on early extinguishment of debt, taxes, depreciation and amortization. We define Adjusted EBITDA as net income before interest, loss on early extinguishment of debt, taxes, depreciation and amortization, adjusted to eliminate the impact of certain items that we do not consider indicative of our core operating performance. See below for a reconciliation of our EBITDA and Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

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

The reconciliations of net income to Adjusted EBITDA for the periods noted below are set forth in the table as follows:

	Thirteen Weeks Ended
(in thousands)	3/29/2018	3/30/2017
Net income	$31,871	$11,128
Depreciation and amortization (1)	10,228	7,768
Interest expense	1,784	5,414
Income tax expense (benefit)	2,851	6,130
EBITDA	46,734	30,440
Stock compensation expense (2)	1,415	885
Other (3)	(322)	572
Adjusted EBITDA	$47,827	$31,897

(1) Net of amortization of tenant improvement allowances and excludes deferred financing amortization, which is included as a part of interest expense in the table above.

(2) Non-cash charges related to stock-based compensation programs, which vary from period to period depending on timing of awards and forfeitures.

(3) Other adjustments include amounts management does not consider indicative of our core operating performance. Amounts for the thirteen weeks ended March 29, 2018 primarily relate to losses from hurricanes Harvey and Irma. Amounts for the thirteen weeks ended March 30, 2017 relate to costs in connection with our initial public offering.

Liquidity and Capital Resources

Liquidity is provided primarily by our cash flows from operations and our $200 million asset-backed revolving credit facility (the “ABL Facility”). As of March 29, 2018, we had $160.9 million in unrestricted liquidity, consisting of $0.6 million in cash and cash equivalents and $160.3 million immediately available for borrowing under the ABL Facility without violating any covenants thereunder.

Our primary cash needs are for merchandise inventories, payroll, store rent, and other operating expenses and capital expenditures associated with opening new stores and remodeling existing stores, as well as information technology, e-commerce and store support center infrastructure. We also use cash for the payment of taxes and interest.

The most significant components of our operating assets and liabilities are merchandise inventories and accounts payable, and to a lesser extent accounts receivable, prepaid expenses and other assets, other current and non-current liabilities, taxes receivable and taxes payable. Our liquidity is not generally seasonal, and our uses of cash are primarily tied to when we open stores and make other capital expenditures. We believe that cash expected to be generated from operations and the availability of borrowings under the ABL Facility will be sufficient to meet liquidity requirements, anticipated capital expenditures and payments due under the ABL Facility and our $350 million senior secured term loan facility (the “Term Loan Facility” and together with the ABL Facility, our “Credit Facilities”) for at least the next 12 months.

The Term Loan Facility has no financial maintenance covenants. As of March 29, 2018, we were in compliance with the covenants of the Credit Facilities and no Event of Default (as defined in the credit agreements governing our Credit Facilities) had occurred.

Total capital expenditures in fiscal 2018 are planned to be between approximately $150 million to $158 million and will be funded primarily by cash generated from operations. We intend to make the following capital expenditures in fiscal 2018:

•	Open 17 stores and start construction on stores opening in early 2019 using approximately $91 million to $93 million of cash;
•	Invest in existing store remodeling projects and our distribution centers using approximately $34 million to $36 million of cash; and
•	Invest in information technology infrastructure, e-commerce and other store support center initiatives using approximately $25 million to $29 million of cash.

During the first quarter of fiscal 2018, we relocated much of the existing inventory from our currently leased distribution center near Miami, Florida to the newly leased distribution center near Savannah, Georgia and incurred related costs of approximately $0.3 million. We expect to incur an additional $0.3 million early in the second quarter of fiscal 2018.

Cash Flow Analysis

A summary of our operating, investing and financing activities are shown in the following table:

	Thirteen Weeks Ended
(in thousands)	3/29/2018	3/30/2017
Net cash provided by operating activities	$40,612	$56,074
Net cash used in investing activities	(27,841)	(19,801)
Net cash used in financing activities	(12,755)	(36,279)
Increase (decrease) in cash and cash equivalents	$16	$(6)

Net Cash Provided By Operating Activities

Cash from operating activities consists primarily of net income adjusted for non‑cash items, including depreciation and amortization, write-off of deferred issuance costs on extinguishment of debt, stock‑based compensation, deferred taxes and the effects of changes in operating assets and liabilities.

Net cash provided by operating activities was $40.6 million for the thirteen weeks ended March 29, 2018 and $56.1 million for the thirteen weeks ended March 30, 2017. The net cash provided by operating activities for the thirteen weeks ended March 29, 2018 was primarily the result of an increase in net income and adjustments to net income driven by depreciation related to capital expenditures. This was slightly offset by reduced working capital requirements mainly associated with timing of inventory payments associated with Chinese New Year in the thirteen weeks ended March 29, 2018.

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

Capital expenditures during the thirteen weeks ended March 29, 2018 and March 30, 2017 were $27.8 million and $19.8 million, respectively. We continued our investment in new stores, as we opened one new store through March 29, 2018 and are preparing for an additional four stores to be opened during the second quarter. During the thirteen weeks ended March 29, 2018, approximately 63% of capital expenditures was for new stores, 27% was for existing stores and distribution centers, and the remainder of the spend was for information technology and e‑commerce investments to support our growth.

 For the thirteen weeks ended March 30, 2017, approximately 48% of capital expenditures was for new stores, 44% was for existing store remodel and distribution center investments, and the remainder was for information technology and e‑commerce investments.

Net Cash Used In Financing Activities

Financing activities consist primarily of borrowings and related repayments under our credit agreements, as well as proceeds from the exercise of stock options.

Net cash used in financing activities was $12.8 million for the thirteen weeks ended March 29, 2018 and $36.3 million for the thirteen weeks ended March 30, 2017. The net cash used in financing activities for the thirteen weeks ended March 29, 2018 was primarily driven by a net paydown on the ABL Facility of $14.2 million, slightly offset by proceeds from the exercise of stock options of $3.2 million.

The net cash used in financing activities for the thirteen weeks ended March 30, 2017 was primarily driven by a net paydown on our ABL Facility of $35.5 million.

Contractual Obligations

There were no material changes to our contractual obligations outside the ordinary course of our business during the thirteen weeks ended March 29, 2018.

Off‑Balance Sheet Arrangements

For the thirteen weeks ended March 29, 2018, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources. We do not have any relationship with unconsolidated entities or financial partnerships for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and other factors management believes to be reasonable. Actual results may differ from those estimates and assumptions. There have been no significant changes to our critical accounting policies as disclosed in our Annual Report. See Note 1 to our consolidated financial statements included in this quarterly report on Form 10-Q, which describes recently issued accounting pronouncements not yet required to be adopted by us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting the Company, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of the Annual Report. Our exposure to market risk has not changed materially since December 28, 2017.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report, which could materially affect our business, financial condition and/or operating results. There have been no material changes to the risk factors disclosed in the Annual Report. The risks described in our Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description
3.1	Restated Certificate of Incorporation of Floor & Decor Holdings, Inc. (1)
3.2	Second Amended and Restated Bylaws of Floor & Decor Holdings, Inc. (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed as an exhibit to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-216000) filed with the SEC on April 24, 2017, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOOR & DECOR HOLDINGS, INC.

Dated: May 3, 2018	By:	/s/ Thomas V. Taylor
Thomas V. Taylor
Chief Executive Officer
(Principal Executive Officer)

Dated: May 3, 2018	By:	/s/ Trevor S. Lang
Trevor S. Lang
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)