Form 10-Q
period 2018-06-28
Floor & Decor Holdings, Inc.
filed 2018-08-02
CIK 1507079

m

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2018
Class A common stock, $0.001 par value	97,222,147

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Floor & Decor Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	As of	As of
	June 28,	December 28,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$547	$556
Income taxes receivable	15,866	12,472
Receivables, net	41,343	54,041
Inventories, net	432,446	427,950
Prepaid expenses and other current assets	12,107	8,193
Total current assets	502,309	503,212
Fixed assets, net	271,500	220,952
Intangible assets, net	109,346	109,362
Goodwill	227,447	227,447
Other assets	7,808	7,019
Total long-term assets	616,101	564,780
Total assets	$1,118,410	$1,067,992
Liabilities and stockholders’ equity
Current liabilities:
Current portion of term loans	$3,500	$3,500
Trade accounts payable	264,987	258,730
Accrued expenses	62,162	74,547
Deferred revenue	4,683	22,523
Total current liabilities	335,332	359,300
Term loans	143,198	144,562
Revolving line of credit	13,600	41,000
Deferred rent	30,650	25,570
Deferred income tax liabilities, net	30,702	27,218
Tenant improvement allowances	27,650	26,779
Other liabilities	2,604	703
Total long-term liabilities	248,404	265,832
Total liabilities	583,736	625,132
Commitments and contingencies (Note 7)
Stockholders’ equity
Capital stock:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at June 28, 2018 and December 28, 2017	—	—
Common stock Class A, $0.001 par value; 450,000,000 shares authorized; 97,218,543 shares issued and outstanding at June 28, 2018 and 95,509,179 issued and outstanding at December 28, 2017	97	96
Common stock Class B, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at June 28, 2018 and 0 shares issued and outstanding at December 28, 2017	—	—
Common stock Class C, $0.001 par value; 30,000,000 shares authorized; 0 shares issued and outstanding at June 28, 2018 and 0 shares issued and outstanding at December 28, 2017	—	—
Additional paid-in capital	335,024	323,419
Accumulated other comprehensive income (loss), net	460	(205)
Retained earnings	199,093	119,550
Total stockholders’ equity	534,674	442,860
Total liabilities and stockholders’ equity	$1,118,410	$1,067,992

See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(In Thousands, Except Per Share Data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2018	2017	2018	2017
Net sales	$434,279	$344,047	$837,227	$651,343
Cost of sales	256,641	201,819	494,203	383,644
Gross profit	177,638	142,228	343,024	267,699
Operating expenses:
Selling and store operating	108,626	85,650	211,193	166,401
General and administrative	25,179	19,518	48,518	37,399
Pre-opening	6,588	2,958	9,562	7,125
Total operating expenses	140,393	108,126	269,273	210,925
Operating income	37,245	34,102	73,751	56,774
Interest expense	2,145	3,353	3,929	8,767
Loss on early extinguishment of debt	—	5,442	—	5,442
Income before income taxes	35,100	25,307	69,822	42,565
Provision for income taxes	(4,746)	4,878	(1,895)	11,008
Net income	$39,846	$20,429	$71,717	$31,557
Basic earnings per share	$0.41	$0.22	$0.75	$0.36
Diluted earnings per share	$0.38	$0.20	$0.68	$0.33

See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(In Thousands)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2018	2017	2018	2017
Net income	$39,846	$20,429	$71,717	$31,557
Other comprehensive income (loss) —change in fair value of hedge instruments, net of tax	235	(484)	665	(766)
Total comprehensive income	$40,081	$19,945	$72,382	$30,791

See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Twenty-six Weeks Ended
	June 28,	June 29,
	2018	2017
Operating activities
Net income	$71,717	$31,557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,632	18,058
Non-cash loss on early extinguishment of debt	—	5,442
Amortization of tenant improvement allowances	(2,165)	(1,547)
Deferred income taxes	2,822	7,586
Interest cap derivative contracts	(794)	—
Stock based compensation expense	2,952	2,135
Changes in operating assets and liabilities:
Receivables, net	12,697	(3,967)
Inventories, net	(14,989)	(73,771)
Other assets	(3,306)	(1,643)
Trade accounts payable	6,257	85,118
Accrued expenses	(21,912)	(10,901)
Income taxes	(5,320)	(7,868)
Deferred revenue	2,441	7,063
Deferred rent	4,955	5,994
Tenant improvement allowances	3,034	3,124
Other	1,902	59
Net cash provided by operating activities	83,923	66,439
Investing activities
Purchases of fixed assets	(63,438)	(45,498)
Net cash used in investing activities	(63,438)	(45,498)
Financing activities
Borrowings on revolving line of credit	129,300	111,700
Payments on revolving line of credit	(156,700)	(129,900)
Payments on term loans	(1,750)	(195,750)
Net proceeds from initial public offering	—	192,082
Proceeds from exercise of stock options	8,656	1,855
Debt issuance costs	—	(993)
Net cash used in financing activities	(20,494)	(21,006)
Net decrease in cash and cash equivalents	(9)	(65)
Cash and cash equivalents, beginning of the period	556	451
Cash and cash equivalents, end of the period	$547	$386
Supplemental disclosures of cash flow information
Cash paid for interest	$3,844	$11,682
Cash paid for income taxes	$637	$11,134
Fixed assets accrued at the end of the period	$18,596	$8,472
Fixed assets acquired as part of lease - paid for by lessor	$—	$1,786

See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 28, 2018

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

As of June 28, 2018, the Company, through its wholly owned subsidiary, Floor and Decor Outlets of America, Inc. (“F&D”), operates 88 warehouse-format stores, which average 74,000 square feet, and one small-format standalone design center in 22 states, as well as three distribution centers and an e-commerce site, FloorandDecor.com.

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

Results of operations for the thirteen and twenty-six weeks ended June 28, 2018 and June 29, 2017 are not necessarily indicative of the results to be expected for the full year.

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

Gift Cards and Merchandise Credits

We sell gift cards to our customers in our stores and through our website and issue merchandise credits in our stores. We account for the programs by recognizing a liability at the time the gift card is sold or the merchandise credit is issued. The liability is relieved and revenue is recognized upon redemption. Additionally, we recognize breakage income in proportion to the pattern of rights exercised by the customer when we expect to be entitled to breakage. Net sales related to the estimated breakage are included in net sales in the Condensed Consolidated Statements of Income. We have an agreement with an unrelated third-party who is the issuer of our gift cards and also assumes the liability for unredeemed gift cards. We are not subject to claims under unclaimed property statutes, as the agreement effectively transfers the ownership of such unredeemed gift cards and the related future escheatment liability, if any, to the third-party. Accordingly, in the twenty-six weeks ended June 28, 2018 and June 29, 2017, gift card breakage income of $1,172 thousand and $348 thousand, respectively was recognized in net sales in the Condensed Consolidated Statements of Income, respectively, for such unredeemed gift cards.

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

Recently Adopted Accounting Pronouncements

In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory." This standard update requires an entity to recognize the income tax consequences of intra-entity transfers of assets other than inventory when the transfer occurs. ASU No. 2016-16 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The amendments in this update should be applied using a modified retrospective approach. The adoption of ASU No. 2016-16 in the first quarter of fiscal 2018 did not have a material impact on the Company's Condensed Consolidated Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." The standard update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The amendments in this update should be applied using a retrospective approach. The adoption of ASU No. 2016-15 in the first quarter of fiscal 2018 did not have a material impact on the Company's Condensed Consolidated Statements of Cash Flows.

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

We recorded a net increase to opening retained earnings of $7.8 million, net of tax, as of December 29, 2017 due to the cumulative impact of adopting Topic 606, with the impact primarily related to transactions for which we allow customers to store their merchandise at our retail stores for final delivery at a later date. The cumulative adjustment primarily resulted in a reduction of deferred revenue and related inventories and an increase to retained earnings. The impact to revenues as a result of applying Topic 606 was immaterial for the thirteen and twenty-six weeks ended June 28, 2018.

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

Gift Card Breakage

Under Topic 605, gift card breakage income is recognized based upon historical redemption patterns. Under Topic 606, gift card breakage income is recognized in proportion to the pattern of rights exercised by the customer when we expect to be entitled to breakage. The timing and amounts of revenue related to gift card breakage income in the cumulative transition adjustment, and for the thirteen and twenty-six weeks ended June 28, 2018 were immaterial to the Condensed Consolidated Financial Statements.

Disaggregated Revenue

The following table presents the net sales of each major product category (in thousands):

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	March 29, 2018		June 28, 2018		June 28, 2018
		% of		% of		% of
Product Category	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales
Tile	$117,402	29%	$123,408	28%	$240,810	29%
Decorative Accessories	78,489	19	82,976	19	161,465	19
Laminate / Luxury Vinyl Plank	66,892	17	77,436	18	144,328	17
Accessories (Installation Materials and Tools)	63,581	16	68,201	16	131,782	16
Wood	46,485	12	48,911	11	95,396	11
Natural Stone	28,006	7	29,533	7	57,539	7
Delivery and Other	2,093	—	3,814	1	5,907	1
Total	$402,948	100%	$434,279	100%	$837,227	100%

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	March 30, 2017		June 29, 2017		June 29, 2017
		% of		% of		% of
Product Category	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales
Tile	$92,682	30%	$103,794	30%	$196,476	30%
Decorative Accessories	60,300	20	64,975	19	125,275	19
Laminate / Luxury Vinyl Plank	42,539	14	50,943	15	93,482	14
Accessories (Installation Materials and Tools)	48,552	16	54,167	16	102,719	16
Wood	36,993	12	41,789	12	78,782	12
Natural Stone	24,500	8	26,927	8	51,427	8
Delivery and Other	1,730	—	1,452	—	3,182	1
Total	$307,296	100%	$344,047	100%	$651,343	100%

In the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2018, the product category titles Laminate / Luxury Vinyl Plank and Accessories (Installation Materials and Tools) were inadvertently transposed in the Company’s net sales by product category table for the thirteen weeks ended March 29, 2018 and March 30, 2017. The correct amounts are shown in the table above.

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

•	Level 1—Inputs that are quoted prices in active markets for identical assets or liabilities
•	Level 2—Inputs other than quoted prices in active markets for assets or liabilities that are either directly or indirectly observable
•	Level 3—Inputs that are non‑observable that reflect the reporting entity’s own assumptions

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

	As of
	June 28,
(in thousands)	2018	Level 1	Level 2	Level 3
Designated as hedges:
Interest rate cap (cash flow hedge)	$1,541	$—	$1,541	$—
Not designated as hedges:
Interest rate cap	$1,541	$—	$1,541	$—

	As of
	December 28,
(in thousands)	2017	Level 1	Level 2	Level 3
Designated as hedges:
Interest rate cap (cash flow hedge)	$710	$—	$710	$—
Not designated as hedges:
Interest rate cap	$710	$—	$710	$—

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

Hedge Position as of June 28, 2018:

			Final Maturity	Other	AOCI, Net
(in thousands)	Notional Balance		Date	Assets	of Tax
Designated as hedges:
Interest rate cap (cash flow hedge)	$102,500	U.S. dollars	December 2021	$1,541	$479
Not designated as hedges:
Interest rate cap	$102,500	U.S. dollars	December 2021	$1,541	$(19)

Hedge Position as of December 28, 2017:

			Final Maturity	Other	AOCI, Net
(in thousands)	Notional Balance		Date	Assets	of Tax
Designated as hedges:
Interest rate cap (cash flow hedge)	$102,500	U.S. dollars	December 2021	$710	$(133)
Not designated as hedges:
Interest rate cap	$102,500	U.S. dollars	December 2021	$710	$(72)

Designated Hedge Gains (Losses)

Gains (losses) related to our designated hedge contracts are as follows:

	Effective Portion Reclassified		Effective Portion Recognized in
	From AOCI to Earnings		Other Comprehensive Income (Loss)
	Thirteen Weeks Ended
	June 28,	June 29,	June 28,	June 29,
(in thousands)	2018	2017	2018	2017
Interest rate caps (cash flow hedges)	$—	$—	$235	$(484)

	Effective Portion Reclassified		Effective Portion Recognized in
	From AOCI to Earnings		Other Comprehensive Income (Loss)
	Twenty-six Weeks Ended
	June 28,	June 29,	June 28,	June 29,
(in thousands)	2018	2017	2018	2017
Interest rate cap (cash flow hedge)	$—	$—	$665	$(766)

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

5. Debt

Fair Value of Debt

Market risk associated with our fixed and variable rate long‑term debt relates to the potential change in fair value and negative impact to future earnings, respectively, from a change in interest rates. The aggregate fair value of debt is based primarily on our estimates of interest rates, maturities, credit risk, and underlying collateral and is classified as Level 3 within the fair value hierarchy. At June 28, 2018 and December 28, 2017, the fair values of our debt were as follows:

	June 28,	December 28,
(in thousands)	2018	2017
Total debt at par value	$164,350	$193,500
Less: unamortized discount and debt issuance costs	4,052	4,438
Net carrying amount	$160,298	$189,062
Fair value	$164,350	$193,881

6. Income Taxes

Income Taxes

Our effective income tax rates were (2.7)% and 25.9% for the twenty-six weeks ended June 28, 2018 and June 29, 2017, respectively. The lower effective rate for the twenty-six weeks ended June 28, 2018 was primarily due to tax reform passed in December 2017 and the recognition of excess tax benefits related to stock options exercised.

Provisional amounts

In connection with the Tax Cuts and Jobs Act (the “Act”) passed in December 2017, we remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21% for federal income tax purposes and 3.6% currently estimated for state income tax purposes. We recorded a provisional amount of $17.9 million as of December 28, 2017 related to the remeasurement of certain deferred tax balances, and we have not made any adjustments to this provisional amount during the twenty-six weeks ended June 28, 2018. However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

The Act also subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. Given the complexity of the GILTI provisions, we are still evaluating the possible effects of the GILTI provisions and have not yet determined our accounting policy. At June 28, 2018, because we are still evaluating the GILTI provisions and our analysis of future taxable income that may be subject to GILTI, we are unable to make a reasonable estimate and have not reflected any adjustments related to GILTI in our financial statements.

7. Commitments and Contingencies

Lease Commitments

We lease our corporate office, retail locations and distribution centers through F&D, under long‑term operating lease agreements that expire in various years through 2038. Additionally, certain equipment is leased under short‑term operating leases.

Certain lease agreements include escalating rents over the lease terms. We expense rent on a straight‑line basis over the life of the lease, which commences on the date we have the right to control the property. The cumulative expense recognized on a straight‑line basis in excess of the cumulative payments is included in deferred rent in the accompanying balance sheets. Future minimum lease payments under non‑cancelable operating leases (with initial or remaining lease terms in excess of one year) as of June 28, 2018, were:

(in thousands)	Amount
Twenty-six weeks ended December 27, 2018	$46,427
2019	106,594
2020	109,808
2021	106,013
2022	99,695
Thereafter	636,396
Total minimum lease payments	$1,104,933

Lease expense for the twenty-six weeks ended June 28, 2018 and June 29, 2017 was approximately $44,113 thousand and $33,905 thousand, respectively.

Litigation

We are subject to other various legal actions, claims and proceedings arising in the ordinary course of business, which may include claims related to general liability, workers’ compensation, product liability, intellectual property and employment-related matters resulting from our business activities. We establish reserves for specific legal proceedings when we determine that the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated. These proceedings are not expected to have a material impact on our consolidated financial position, cash flows or results of operations.

8. Stock Based Compensation

At our 2018 annual meeting of stockholders held on May 17, 2018, our stockholders approved the Floor & Decor Holdings, Inc. Employee Stock Purchase Plan (“ESPP”). The ESPP will be offered to substantially all employees beginning in the third quarter of fiscal 2018. The ESPP permits eligible employees to purchase shares of our common stock through payroll deductions, subject to certain limitations. The purchase price of the shares under the ESPP in no event will be less than the lesser of 85% of the lower of the fair market value of our common stock on either the first or last trading day of each six-month offering period. There are 1,500,000 shares of the Class A common stock, par value $0.001 per share, approved for issuance under the ESPP.

9. Earnings Per Share

Net Income per Common Share

We calculate basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effect of stock options.

The following table shows the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28,	June 29,	June 28,	June 29,
(in thousands, except per share data)	2018	2017	2018	2017
Net income	$39,846	$20,429	$71,717	$31,557
Basic weighted average shares outstanding	96,684	90,861	96,199	87,195
Dilutive effect of share based awards	8,253	9,058	8,609	7,705
Diluted weighted average shares outstanding	104,937	99,919	104,808	94,900
Basic earnings per share	$0.41	$0.22	$0.75	$0.36
Diluted earnings per share	$0.38	$0.20	$0.68	$0.33

The following awards have been excluded from the computation of dilutive effect of share based awards because the effect would be anti‑dilutive:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28,	June 29,	June 28,	June 29,
(in thousands)	2018	2017	2018	2017
Stock options	181	892	130	453

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

Forward-Looking Statements

The discussion in this Quarterly Report, including under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I and Item 1A, “Risk Factors” of Part II, contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical fact contained in this Quarterly Report, including statements regarding the Company’s future operating results and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “could,” “seeks,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “budget,” “potential” or “continue” or the negative of these terms or other similar expressions.

The forward-looking statements contained in this Quarterly Report are only predictions. Although we believe that the expectations reflected in the forward-looking statements in this Quarterly Report are reasonable, we cannot guarantee future events, results, performance or achievements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements in this Quarterly Report, including, without limitation, those factors described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I and Item 1A, “Risk Factors” of Part II. Some of the key factors that could cause actual results to differ from our expectations include the following:

•	an overall decline in the health of the economy, the hard surface flooring industry, consumer spending and the housing market;
•	any disruption in our distribution capabilities resulting from our inability to operate our distribution centers going forward;
•	competition from other stores and internet-based competition;
•	our failure to execute our business strategy effectively and deliver value to our customers;
•	our inability to manage our growth;
•	our inability to manage costs and risks relating to new store openings;
•	our dependence on foreign imports for the products we sell, which may include the impact of tariffs;
•	our inability to find, train and retain key personnel;
•	violations of laws and regulations applicable to us or our suppliers;
•	our failure to adequately protect against security breaches involving our information technology systems and customer information;
•	our failure to successfully anticipate consumer preferences and demand;

•	our inability to find available locations for our stores or our store support center on terms acceptable to us;
•	our inability to obtain merchandise on a timely basis at prices acceptable to us;
•	suppliers may sell similar or identical products to our competitors;
•	our inability to maintain sufficient levels of cash flow to meet growth expectations;
•	our inability to manage our inventory obsolescence, shrinkage and damage;
•	fluctuations in material and energy costs;
•	our vulnerability to natural disasters and other unexpected events; and
•	restrictions imposed by our indebtedness on our current and future operations.

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

Overview

Founded in 2000, Floor & Decor is a high growth, differentiated, multi-channel specialty retailer of hard surface flooring and related accessories with 88 warehouse format stores across 22 states as of June 28, 2018. We believe that we offer the industry’s broadest in stock assortment of tile, wood, laminate and natural stone flooring along with decorative and installation accessories at everyday low prices positioning us as the one stop destination for our customers’ entire hard surface flooring needs. We appeal to a variety of customers, including professional installers and commercial businesses (“Pro”), Do It Yourself customers (“DIY”) and customers who buy the products for professional installation (“Buy it Yourself” or “BIY”).

We operate on a 52- or 53-week fiscal year ending on the Thursday on or preceding December 31. The following discussion contains references to the first twenty-six weeks of fiscal 2018 and fiscal 2017, which ended on June 28, 2018 and June 29, 2017, respectively.

During the twenty-six weeks ended June 28, 2018, we continued to make long-term key strategic investments, including:

•	opening five new warehouse-format stores ending with 88 warehouse-format stores;
•	focusing on innovative new products and localized assortments, supported by inspirational in-store and online visual merchandising solutions;
•	promoting key leaders in our regional staff to support our growing number of stores;
•	investing capital in our stores, information technology and our connected customer strategies to continue enhancing and integrating the online and in-store shopping experience for our customers;
•	enhancing credit solutions, including changing our private label credit card vendor; and
•	engaging more professional customers, including signing up more customers on our Pro Premier Loyalty Program.

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

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated, in dollars and as a percentage of net sales:

	Thirteen Weeks Ended
	6/28/2018		6/29/2017
(in thousands)	Actual	% of Sales	Actual	% of Sales	% Increase/(Decrease)
Net sales	$434,279	100.0%	$344,047	100.0%	26.2%
Cost of sales	256,641	59.1	201,819	58.7	27.2
Gross profit	177,638	40.9	142,228	41.3	24.9
Operating expenses:
Selling & store operating expenses	108,626	25.0	85,650	24.9	26.8
General & administrative expenses	25,179	5.8	19,518	5.6	29.0
Pre-opening expenses	6,588	1.5	2,958	0.9	122.7
Total operating expenses	140,393	32.3	108,126	31.4	29.8
Operating income	37,245	8.6	34,102	9.9	9.2
Interest expense	2,145	0.5	3,353	1.0	(36.0)
Loss on early extinguishment of debt	—	—	5,442	1.5	(100.0)
Income before income taxes	35,100	8.1	25,307	7.4	38.7
Provision for income taxes	(4,746)	(1.1)	4,878	1.5	(197.3)
Net income	$39,846	9.2%	$20,429	5.9%	95.0%

	Twenty-six Weeks Ended
	6/28/2018		6/29/2017
(in thousands)	Actual	% of Sales	Actual	% of Sales	% Increase/(Decrease)
Net sales	$837,227	100.0%	$651,343	100.0%	28.5%
Cost of sales	494,203	59.0	383,644	58.9	28.8
Gross profit	343,024	41.0	267,699	41.1	28.1
Operating expenses:
Selling & store operating expenses	211,193	25.3	166,401	25.5	26.9
General & administrative expenses	48,518	5.8	37,399	5.8	29.7
Pre-opening expenses	9,562	1.1	7,125	1.1	34.2
Total operating expenses	269,273	32.2	210,925	32.4	27.7
Operating income	73,751	8.8	56,774	8.7	29.9
Interest expense	3,929	0.5	8,767	1.4	(55.2)
Loss on early extinguishment of debt	—	—	5,442	0.8	(100.0)
Income before income taxes	69,822	8.3	42,565	6.5	64.0
Provision for income taxes	(1,895)	(0.3)	11,008	1.7	(117.2)
Net income	$71,717	8.6%	$31,557	4.8%	127.3%

Selected Financial Information

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	6/28/2018	6/29/2017	6/28/2018	6/29/2017
Comparable stores sales	11.4%	14.7%	13.4%	13.8%
Comparable average ticket	(0.5)%	1.1%	0.6%	0.2%
Comparable customer transactions	12.0%	13.4%	12.7%	13.7%
Number of warehouse-format stores	88	73	88	73
Adjusted EBITDA (in thousands) (1)	$50,683	$43,681	$98,510	$75,578
Adjusted EBITDA margin	11.7%	12.7%	11.8%	11.6%

(1) Adjusted EBITDA is a non-GAAP financial measure. See “Non-GAAP Financial Measures” for additional information and a reconciliation to the most comparable GAAP measure.

Net Sales

Net sales during the thirteen weeks ended June 28, 2018 increased $90.2 million, or 26.2%, compared to the corresponding prior year period, which does not reflect $1.3 million of prior year sales recognized through the opening balance sheet adjustment described in “Recently Adopted Accounting Pronouncements” included in Item 1 of this quarterly report. Five out of six of our product categories experienced comparable store sales increases during the period, driven by increases in laminate/luxury vinyl plank, decorative accessories and installation materials and tools that were above our average for the thirteen weeks ended June 28, 2018. Comparable store sales increased 11.4%, or $39.5 million, and our non-comparable store sales contributed $49.4 million. The increase in comparable store sales was largely driven by a 12.0% increase in comparable customer transactions, slightly offset by a (0.5)% decrease in comparable average ticket growth. We estimate our same stores sales benefited by approximately 280 basis points from the continued recovery in the areas impacted by Hurricane Harvey.

Net sales during the twenty-six weeks ended June 28, 2018 increased $185.9 million, or 28.5%, compared to the corresponding prior year period, which does not reflect $7.9 million of prior year sales recognized through the opening balance sheet adjustment described in “Recently Adopted Accounting Pronouncements” included in Item 1 of this quarterly report. All of our product categories experienced comparable store sales increases during the period, driven by increases in laminate/luxury vinyl plank, decorative accessories and installation materials and tools that were above our average for the thirteen weeks ended June 28, 2018. Comparable store sales increased 13.4%, or $88.1 million, and our non-comparable store sales contributed $89.9 million. The increase in comparable store sales was largely driven by a 12.7% increase in comparable customer transactions and to a lesser extent a 0.6% increase in comparable average ticket growth. We estimate our same stores sales benefited by approximately 350 basis points from the continued recovery in the areas impacted by Hurricane Harvey. We believe the increase in net sales, customer transactions and average ticket are due to the execution of our key strategic investments and a growing U.S. flooring market. We believe our enhanced Pro, merchandising, connected customer, marketing and visual merchandising strategies, along with new innovative products led to our sales growth. Non-comparable store sales were driven by the opening of 15 new stores since June 29, 2017.

Gross Profit and Gross Margin

Gross profit during the thirteen weeks ended June 28, 2018 increased $35.4 million, or 24.9%, compared to the corresponding prior year period. This increase in gross profit was primarily the result of increased sales driven by comparable store sales increase of 11.4% and the opening of 15 new stores since June 29, 2017. Gross margin for the thirteen weeks ended June 28, 2018 decreased approximately 40 basis points to 40.9% from 41.3% in the corresponding prior year period. This decrease in gross margin was primarily attributable to lower product margin primarily driven by higher domestic transportation freight and a shift in mix.

Gross profit during the twenty-six weeks ended June 28, 2018 increased $75.3 million, or 28.1%, compared to the corresponding prior year period. This increase in gross profit was primarily the result of increased sales driven by comparable store sales increase of 13.4% and the opening of 15 new stores since June 29, 2017. Gross margin for the twenty-six weeks ended June 28, 2018 decreased approximately 10 basis points to 41.0% from 41.1% in the corresponding prior year period. This decrease in gross margin was primarily attributable to approximately 20 basis points due to lower product margin primarily driven by higher domestic transportation freight and a shift in mix, partially offset by approximately 10 basis points due to lower inventory shrink and damage.

Selling and Store Operating Expenses

Selling and store operating expenses during the thirteen weeks ended June 28, 2018 increased $23.0 million, or 26.8% compared to the corresponding prior year period, due primarily to the addition of 15 new stores since June 29, 2017. As a percentage of net sales, our selling and store operating expenses increased approximately 10 basis points to 25.0% from 24.9% in the corresponding prior year period. Comparable store selling and store operating expenses as a percentage of comparable store sales decreased by approximately 50 basis points, as we leveraged occupancy and personnel expenses on higher net sales.

Selling and store operating expenses during the twenty-six weeks ended June 28, 2018 increased $44.8 million, or 26.9% compared to the corresponding prior year period, due primarily to the addition of 15 new stores since June 29, 2017. As a percentage of net sales, our selling and store operating expenses decreased approximately 20 basis points to 25.3% from 25.5% in the corresponding prior year period. Comparable store selling and store operating expenses as a percentage of comparable store sales decreased by approximately 105 basis points, as we leveraged occupancy, personnel and advertising expenses on higher net sales.

General and Administrative Expenses

General and administrative expenses, which are typically expenses incurred outside of our stores, during the thirteen weeks ended June 28, 2018 increased $5.7 million, or 29.0% compared to the corresponding prior year period, due to our continued investments in personnel for our regional and store support functions in support of our store growth. Our general and administrative expenses as a percentage of net sales increased approximately 20 basis points to 5.8% from 5.6% in the corresponding prior year period driven by higher operating expenses as a percent of sales.

General and administrative expenses during the twenty-six weeks ended June 28, 2018 increased $11.1 million, or 29.7% compared to the corresponding prior year period. Our general and administrative expenses as a percentage of net sales remained flat at 5.8% when compared to the corresponding prior year period.

Pre‑Opening Expenses

Pre-opening expenses during the thirteen weeks ended June 28, 2018 increased $3.6 million, or 122.7% compared to the corresponding prior year period. The increase is primarily the result of the cadence of our 2018 store openings, which are primarily in the second half of fiscal 2018, as well as higher average occupancy costs due to targeted locations being in higher cost metropolitan locations. This resulted in a higher number of new stores opened or planned to be opened for which pre-opening expenses were incurred compared to the corresponding prior year period. During the thirteen weeks ended June 28, 2018, we opened four stores as compared to opening one store during the corresponding prior year period.

Pre-opening expenses during the twenty-six weeks ended June 28, 2018 increased $2.4 million, or 34.2% compared to the corresponding prior year period. The increase is primarily the result of the cadence of our 2018 store openings, which are primarily in the second half of fiscal 2018. This resulted in a higher number of new stores opened or planned to be opened for which pre-opening expenses were incurred compared to the corresponding prior year period. During the twenty-six weeks ended June 28, 2018, we opened five stores as compared to opening four stores during the corresponding prior year period.

Interest Expense

Interest expense during the thirteen weeks ended June 28, 2018 decreased $1.2 million, or 36.0% compared to the corresponding prior year period. The decrease in interest expense was primarily due to lowering our average debt balance to $176.9 million during the thirteen weeks ended June 28, 2018 compared to an average debt balance of $274.2 million in the corresponding prior year period. The decrease in average total debt was primarily due to paying down approximately $192.0 million with net proceeds from our initial public offering during the fiscal second quarter of 2017. Our average interest rate was flat for the thirteen weeks ended June 28, 2018 compared to the corresponding prior year period.

Interest expense during the twenty-six weeks ended June 28, 2018 decreased $4.8 million, or 55.2% compared to the corresponding prior year period. The decrease in interest expense was primarily due to lowering our average debt balance to $183.5 million during the twenty-six weeks ended June 28, 2018 compared to an average debt balance of $324.2 million in the corresponding prior year period. The decrease in average total debt was primarily due to paying down approximately $192.0 million with net proceeds from our initial public offering during the fiscal second quarter of 2017. The decrease in our average interest rate to 4.3% for the twenty-six weeks ended June 28, 2018 from 5.4% for the corresponding prior year period also benefited interest expense.

Taxes

The provision for income taxes during the thirteen weeks ended June 28, 2018 decreased $9.6 million, or 197.3% compared to the corresponding prior year period. The effective tax rate was (13.5)% for the thirteen weeks ended June 28, 2018 compared to 19.3% for the corresponding prior year period. The decrease in the effective tax rate was primarily due to the impact of new tax reform legislation passed in December 2017 and the recognition of excess tax benefits related to stock options exercised.

The provision for income taxes during the twenty-six weeks ended June 28, 2018 decreased $12.9 million, or 117.2% compared to the corresponding prior year period. The effective tax rate was (2.7)% for the twenty-six weeks ended June 28, 2018 compared to 25.9% for the corresponding prior year period. The decrease in the effective tax rate was primarily due to the impact of new tax reform legislation passed in December 2017 and the recognition of excess tax benefits related to stock options exercised.

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

The reconciliations of net income to Adjusted EBITDA for the periods noted below are set forth in the table as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands)	6/28/2018	6/29/2017	6/28/2018	6/29/2017
Net income	$39,846	$20,429	$71,717	$31,557
Depreciation and amortization (1)	10,683	8,026	20,911	15,794
Interest expense	2,145	3,353	3,929	8,767
Loss on early extinguishment of debt	—	5,442	—	5,442
Income tax expense (benefit)	(4,746)	4,878	(1,895)	11,008
EBITDA	47,928	42,128	94,662	72,568
Stock compensation expense (2)	1,537	1,250	2,952	2,135
Other (3)	1,218	303	896	875
Adjusted EBITDA	$50,683	$43,681	$98,510	$75,578

(1) Net of amortization of tenant improvement allowances and excludes deferred financing amortization, which is included as a part of interest expense in the table above.

(2) Non-cash charges related to stock-based compensation programs, which vary from period to period depending on timing of awards and forfeitures.

(3) Other adjustments include amounts management does not consider indicative of our core operating performance. Amounts for the thirteen and twenty-six weeks ended June 28, 2018 primarily relate to costs associated with a secondary stock offering by certain of our stockholders completed in May 2018, costs associated with the closing of our distribution center near Miami, Florida and insurance recoveries related to hurricanes Harvey and Irma. Amounts for the thirteen and twenty-six weeks ended June 29, 2017 primarily relate to costs in connection with our May 2017 initial public offering and a secondary offering by certain of our stockholders completed in July 2017.

Liquidity and Capital Resources

Liquidity is provided primarily by our cash flows from operations and our $200 million asset-backed revolving credit facility (the “ABL Facility”). As of June 28, 2018, we had $176.5 million in unrestricted liquidity, consisting of $0.5 million in cash and cash equivalents and $176.0 million immediately available for borrowing under the ABL Facility without violating any covenants thereunder.

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

The Term Loan Facility has no financial maintenance covenants. As of June 28, 2018, we were in compliance with the covenants of the Credit Facilities and no Event of Default (as defined in the credit agreements governing our Credit Facilities) had occurred.

Total capital expenditures in fiscal 2018 are planned to be between approximately $160 million to $167 million and will be funded primarily by cash generated from operations. We intend to make the following capital expenditures in fiscal 2018:

•	open 17 stores and start construction on stores opening in early 2019 using approximately $99 million to $102 million of cash;
•	invest in existing store remodeling projects, including one relocation, and our distribution centers using approximately $34 million to $36 million of cash; and
•	invest in information technology infrastructure, e-commerce and other store support center initiatives using approximately $27 million to $29 million of cash.

During the first half of fiscal 2018, we relocated all of the existing inventory from our currently leased distribution center near Miami, Florida to the newly leased distribution center near Savannah, Georgia and incurred related costs of approximately $0.5 million.

Cash Flow Analysis

A summary of our operating, investing and financing activities are shown in the following table:

	Twenty-six Weeks Ended
(in thousands)	6/28/2018	6/29/2017
Net cash provided by operating activities	$83,923	$66,439
Net cash used in investing activities	(63,438)	(45,498)
Net cash used in financing activities	(20,494)	(21,006)
Net decrease in cash and cash equivalents	$(9)	$(65)

Net Cash Provided By Operating Activities

Cash from operating activities consists primarily of net income adjusted for non‑cash items, including depreciation and amortization, write-off of deferred issuance costs on extinguishment of debt, stock‑based compensation, deferred taxes and the effects of changes in operating assets and liabilities.

Net cash provided by operating activities was $83.9 million for the twenty-six weeks ended June 28, 2018 and $66.4 million for the twenty-six weeks ended June 29, 2017. The net cash provided by operating activities for the twenty-six weeks ended June 28, 2018 was primarily the result of an increase in net income, which was slightly offset by reduced working capital requirements mainly associated with timing of inventory payments.

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

Capital expenditures during the twenty-six weeks ended June 28, 2018 and June 29, 2017 were $63.4 million and $45.5 million, respectively. We continued our investment in new stores, as we opened five new stores through June 28, 2018 and are preparing for an additional seven new stores to be opened during the third quarter. During the twenty-six weeks ended June 28, 2018, approximately 64% of capital expenditures was for new stores, 24% was for existing stores and distribution centers, and the remainder of the spend was for information technology and e‑commerce investments to support our growth.

 For the twenty-six weeks ended June 29, 2017, approximately 57% of capital expenditures was for new stores, 30% was for existing store remodel and distribution center investments, and the remainder was for information technology and e‑commerce investments.

Net Cash Used In Financing Activities

Financing activities consist primarily of borrowings and related repayments under our credit agreements, as well as proceeds from the exercise of stock options.

Net cash used in financing activities was $20.5 million for the twenty-six weeks ended June 28, 2018 and $21.0 million for the twenty-six weeks ended June 29, 2017. The net cash used in financing activities for the twenty-six weeks ended June 28, 2018 was primarily driven by a net paydown on the ABL Facility of $27.4 million, slightly offset by proceeds from the exercise of stock options of $8.7 million.

The net cash used in financing activities for the twenty-six weeks ended June 29, 2017 was primarily driven by a net paydown on our ABL Facility of $18.2 million.

Contractual Obligations

There were no material changes to our contractual obligations outside the ordinary course of our business during the twenty-six weeks ended June 28, 2018.

Off‑Balance Sheet Arrangements

For the twenty-six weeks ended June 28, 2018, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources. We do not have any relationship with unconsolidated entities or financial partnerships for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are engaged in various legal actions, claims and proceedings arising in the ordinary course of business, which may include claims related to general liability, workers’ compensation, product liability, intellectual property and employment-related matters resulting from our business activities. As with most actions such as these, an estimation of any possible and/or ultimate liability cannot always be determined. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report, which could materially affect our business, financial condition and/or operating results.

We may need to move our headquarters and may face disruption and additional costs.

Due to space constraints at our existing store support center, which serves as our corporate headquarters, in 2019, we may relocate our corporate headquarters. We are negotiating a lease on a new corporate headquarters; however, if we are unable to enter into the new lease on acceptable terms, our operating results could be adversely affected. In connection with the relocation, we expect to incur additional expenses, including those related to moving and exit costs, tenant improvements, as well as furniture and equipment for the new corporate headquarters. The relocation could result in business disruption and could have a negative impact on our operating results.

There have been no other material changes to the risk factors disclosed in the Annual Report. The risks described in our Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

FLOOR & DECOR HOLDINGS, INC.

Dated: August 2, 2018	By:	/s/ Thomas V. Taylor
Thomas V. Taylor
Chief Executive Officer
(Principal Executive Officer)

Dated: August 2, 2018	By:	/s/ Trevor S. Lang
Trevor S. Lang
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)