Form 10-Q
period 2018-09-27
Floor & Decor Holdings, Inc.
filed 2018-11-01
CIK 1507079

m

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company Emerging growth company	☐ ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2018
Class A common stock, $0.001 par value	97,328,165

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Floor & Decor Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	As of	As of
	September 27,	December 28,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$534	$556
Income taxes receivable	10,233	12,472
Receivables, net	55,668	54,041
Inventories, net	403,772	427,950
Prepaid expenses and other current assets	16,553	8,193
Total current assets	486,760	503,212
Fixed assets, net	300,279	220,952
Intangible assets, net	109,338	109,362
Goodwill	227,447	227,447
Other assets	8,043	7,019
Total long-term assets	645,107	564,780
Total assets	$1,131,867	$1,067,992
Liabilities and stockholders’ equity
Current liabilities:
Current portion of term loans	$3,500	$3,500
Trade accounts payable	237,785	258,730
Accrued expenses and other current liabilities	77,826	74,547
Deferred revenue	5,047	22,523
Total current liabilities	324,158	359,300
Term loans	142,516	144,562
Revolving line of credit	—	41,000
Deferred rent	32,835	25,570
Deferred income tax liabilities, net	30,528	27,218
Tenant improvement allowances	35,476	26,779
Other liabilities	2,678	703
Total long-term liabilities	244,033	265,832
Total liabilities	568,191	625,132
Commitments and contingencies (Note 7)
Stockholders’ equity
Capital stock:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at September 27, 2018 and December 28, 2017	—	—
Common stock Class A, $0.001 par value; 450,000,000 shares authorized; 97,326,534 shares issued and outstanding at September 27, 2018 and 95,509,179 issued and outstanding at December 28, 2017	97	96
Common stock Class B, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at September 27, 2018 and 0 shares issued and outstanding at December 28, 2017	—	—
Common stock Class C, $0.001 par value; 30,000,000 shares authorized; 0 shares issued and outstanding at September 27, 2018 and 0 shares issued and outstanding at December 28, 2017	—	—
Additional paid-in capital	337,327	323,419
Accumulated other comprehensive income (loss), net	591	(205)
Retained earnings	225,661	119,550
Total stockholders’ equity	563,676	442,860
Total liabilities and stockholders’ equity	$1,131,867	$1,067,992

See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(In Thousands, Except Per Share Data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2018	2017	2018	2017
Net sales	$435,882	$343,923	$1,273,109	$995,266
Cost of sales	257,656	201,432	751,859	585,076
Gross profit	178,226	142,491	521,250	410,190
Operating expenses:
Selling and store operating	109,182	85,023	320,375	251,424
General and administrative	26,477	22,172	74,995	59,571
Pre-opening	8,330	6,700	17,892	13,825
Total operating expenses	143,989	113,895	413,262	324,820
Operating income	34,237	28,596	107,988	85,370
Interest expense	2,171	2,610	6,100	11,377
Loss on early extinguishment of debt	—	—	—	5,442
Income before income taxes	32,066	25,986	101,888	68,551
Provision for income taxes	5,498	2,731	3,603	13,739
Net income	$26,568	$23,255	$98,285	$54,812
Basic earnings per share	$0.27	$0.25	$1.02	$0.61
Diluted earnings per share	$0.25	$0.22	$0.94	$0.56

See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(In Thousands)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2018	2017	2018	2017
Net income	$26,568	$23,255	$98,285	$54,812
Other comprehensive income (loss) —change in fair value of hedge instruments, net of tax	131	(121)	796	(887)
Total comprehensive income	$26,699	$23,134	$99,081	$53,925

See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Thirty-nine Weeks Ended
	September 27,	September 28,
	2018	2017
Operating activities
Net income	$98,285	$54,812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,043	27,637
Non-cash loss on early extinguishment of debt	—	5,442
Amortization of tenant improvement allowances	(3,277)	(2,366)
Deferred income taxes	2,605	9,575
Interest cap derivative contracts	(878)	—
Stock based compensation expense	4,611	3,553
Changes in operating assets and liabilities:
Receivables, net	(1,627)	(14,082)
Inventories, net	13,685	(101,918)
Other assets	(7,848)	(1,590)
Trade accounts payable	(20,945)	90,780
Accrued expenses	(2,352)	(3,097)
Income taxes	312	(9,767)
Deferred revenue	2,806	11,145
Deferred rent	7,340	7,778
Tenant improvement allowances	11,974	4,878
Other	1,965	83
Net cash provided by operating activities	143,699	82,863
Investing activities
Purchases of fixed assets	(109,395)	(69,639)
Net cash used in investing activities	(109,395)	(69,639)
Financing activities
Borrowings on revolving line of credit	204,050	175,300
Payments on revolving line of credit	(245,050)	(187,200)
Payments on term loans	(2,625)	(196,625)
Net proceeds from initial public offering	—	192,083
Proceeds from exercise of stock options	9,299	4,327
Debt issuance costs	—	(993)
Net cash used in financing activities	(34,326)	(13,108)
Net (decrease) increase in cash and cash equivalents	(22)	116
Cash and cash equivalents, beginning of the period	556	451
Cash and cash equivalents, end of the period	$534	$567
Supplemental disclosures of cash flow information
Cash paid for interest	$5,732	$13,742
Cash paid for income taxes	$722	$13,942
Fixed assets accrued at the end of the period	$14,500	$10,350
Fixed assets acquired as part of lease - paid for by lessor	$—	$1,786

See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 27, 2018

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

As of September 27, 2018, the Company, through its wholly owned subsidiary, Floor and Decor Outlets of America, Inc. (“F&D”), operates 95 warehouse-format stores, which average 75,000 square feet, and one small-format standalone design center in 26 states, as well as three distribution centers and an e-commerce site, FloorandDecor.com.

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

Results of operations for the thirteen and thirty-nine weeks ended September 27, 2018 and September 28, 2017 are not necessarily indicative of the results to be expected for the full year.

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

Our customers have the right to return the goods sold to them within a reasonable period, typically ninety days. The right of return is an element of variable consideration as defined within Topic 606. We reserve for future returns of previously sold goods based on historical experience and various other assumptions that we believe to be reasonable. This reserve reduces sales and cost of sales as well as establishes a return asset and refund liability as defined with ASC 606. For the period ended September 27, 2018, the return asset is included within Prepaid expenses and other current assets and the refund liability is included within Accrued expenses and other current liabilities, each respectively on the Condensed Consolidated Balance Sheets. We adopted the standard using the modified retrospective transition method within ASC 606; therefore, we accounted for the return asset and all provisions of ASC 606 prospectively. The return asset is included in Inventories, net on the December 28, 2017 Condensed Consolidated Balance Sheets. The refund liability under ASC 605 and ASC 606 is included within Accrued expenses and other current liabilities. Merchandise exchanges of similar product and price are not considered merchandise returns and, therefore, are excluded when calculating the sales returns reserve.

Gift Cards and Merchandise Credits

We sell gift cards to our customers in our stores and through our website and issue merchandise credits in our stores. We account for the programs by recognizing a liability at the time the gift card is sold or the merchandise credit is issued. The liability is relieved and revenue is recognized upon redemption. Additionally, we recognize breakage income in proportion to the pattern of rights exercised by the customer when we expect to be entitled to breakage. Net sales related to the estimated breakage are included in net sales in the Condensed Consolidated Statements of Income. We have an agreement with an unrelated third-party who is the issuer of our gift cards and also assumes the liability for unredeemed gift cards. We are not subject to claims under unclaimed property statutes, as the agreement effectively transfers the ownership of such unredeemed gift cards and the related future escheatment liability, if any, to the third-party. Accordingly, in the thirty-nine weeks ended September 27, 2018 and September 28, 2017, gift card breakage income of $1,340 thousand and $568 thousand, respectively was recognized in net sales in the Condensed Consolidated Statements of Income for such unredeemed gift cards.

Accounting for Income Taxes on GILTI

The Tax Cuts and Jobs Act subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. We have elected to recognize the resulting tax on GILTI as a period expense in the period the tax is incurred. However, we do not expect to incur tax for the period ending December 27, 2018.

There have been no other additional updates to our Significant Accounting Policies since the Annual Report. For information regarding our Significant Accounting Policies and Estimates, see the “Summary of Significant Accounting Policies” section of “Item 8. Financial Statements and Supplementary Data” of our Annual Report.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, "Leases (Topic 842)." ASU No. 2016-02 requires that lessees recognize lease assets and lease liabilities for all leases with greater than 12 month terms on the balance sheet. The guidance also requires disclosures about the amount, timing and uncertainty of cash flows arising from leases. This new guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. We will adopt the ASU on December 28, 2018, the first day of our fiscal year 2019, using the modified retrospective approach We will utilize a new lease accounting software to facilitate implementation. We are currently testing the software and are in the process of identifying any changes to our business processes and controls to support adoption of the new standard. We plan to elect the package of practical expedients upon transition that will retain the lease classification and initial direct costs for any leases that exist prior to adoption of the standard. Management is progressing with the implementation, but we are still evaluating the impact that ASU No. 2016-02 will have on our Consolidated Financial Statements. We currently believe that when implemented, the new standard will have a material impact on our Consolidated Balance Sheet, but we do not believe adoption of this standard will have a material impact on our Consolidated Statements of Income or Statements of Cash Flows.

There have been no other updates to Recently Issued Accounting Pronouncements since the Annual Report. For information regarding Recently Issued Accounting Pronouncements, see the “Summary of Significant Accounting Policies” section of “Item 8. Financial Statements and Supplementary Data” of our Annual Report.

Recently Adopted Accounting Pronouncements

In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory." This standard update requires an entity to recognize the income tax consequences of intra-entity transfers of assets other than inventory when the transfer occurs. ASU No. 2016-16 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The amendments in this update should be applied using a modified retrospective approach. The adoption of ASU No. 2016-16 in the first quarter of fiscal 2018 did not have a material impact on the Company's Consolidated Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." The standard update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The amendments in this update should be applied using a retrospective approach. The adoption of ASU No. 2016-15 in the first quarter of fiscal 2018 did not have a material impact on the Company's Consolidated Statements of Cash Flows.

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, "Revenue from Contracts with Customers." ASU No. 2014-09 provides new guidance related to the core principle that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services provided. We adopted this standard using the modified retrospective approach in the first quarter of fiscal 2018, effective December 29, 2017. Under the new guidance, we recognize revenue at the time the customer obtains control of the inventory. The cumulative adjustment upon adoption primarily resulted in a reduction of deferred revenue and related inventories and an increase to retained earnings. The adoption of ASU No. 2014-09 did not have a material impact to the Company’s Consolidated Financial Statements.

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

We recorded a net increase to opening retained earnings of $7.8 million, net of tax, as of December 29, 2017 due to the cumulative impact of adopting Topic 606, with the impact primarily related to transactions for which we allow customers to store their merchandise at our retail stores for final delivery at a later date. The cumulative adjustment primarily resulted in a reduction of deferred revenue and related inventories and an increase to retained earnings. The impact to revenues as a result of applying Topic 606 was immaterial for the thirteen and thirty-nine weeks ended September 27, 2018.

Deferred Revenue

Under Topic 605 we recognized revenue for certain transactions for which we allow customers to store their merchandise at our retail stores for final delivery at a later date when both collection or reasonable assurance of collection of payment and final delivery of the product had occurred. Under Topic 605, the amount of revenue for which final delivery of the product had not occurred for these transactions was reflected in the Deferred revenue caption on the Consolidated Balance Sheet as of December 28, 2017. Under Topic 606, we evaluated the bill-and-hold criteria, and now recognize revenue at the point-of-sale, when the customer obtains control of the inventory. Amounts in Deferred revenue at period-end reflect orders for which the inventory is not currently ready for physical transfer to the customer.

Gift Card Breakage

Under Topic 605, gift card breakage income was recognized based upon historical redemption patterns. Under Topic 606, gift card breakage income is recognized in proportion to the pattern of rights exercised by the customer when we expect to be entitled to breakage. The timing and amounts of revenue related to gift card breakage income in the cumulative transition adjustment, and for the thirty-nine weeks ended September 27, 2018 were immaterial to the Consolidated Financial Statements.

Disaggregated Revenue

The following table presents the net sales of each major product category (in thousands):

	Thirteen Weeks Ended		Thirteen Weeks Ended
	September 27, 2018		September 28, 2017
		% of		% of
Product Category	Net Sales	Net Sales	Net Sales	Net Sales
Tile	$119,988	28%	$103,209	30%
Decorative Accessories	82,814	19	57,729	17
Laminate / Luxury Vinyl Plank	83,667	19	52,758	15
Accessories (Installation Materials and Tools)	69,412	16	59,314	17
Wood	49,005	11	42,488	12
Natural Stone	28,025	6	25,327	8
Delivery and Other	2,971	1	3,098	1
Total	$435,882	100%	$343,923	100%

	Thirty-nine Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2018		September 28, 2017
		% of		% of
Product Category	Net Sales	Net Sales	Net Sales	Net Sales
Tile	$360,798	28%	$299,685	30%
Decorative Accessories	244,279	19	183,004	18
Laminate / Luxury Vinyl Plank	227,995	18	146,240	15
Accessories (Installation Materials and Tools)	201,194	16	162,033	16
Wood	144,401	11	121,270	12
Natural Stone	85,564	7	76,754	8
Delivery and Other	8,878	1	6,280	1
Total	$1,273,109	100%	$995,266	100%

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

•	Level 1—Inputs that are quoted prices in active markets for identical assets or liabilities

•	Level 2—Inputs other than quoted prices in active markets for assets or liabilities that are either directly or indirectly observable
•	Level 3—Inputs that are non‑observable that reflect the reporting entity’s own assumptions

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

	As of
	September 27,
(in thousands)	2018	Level 1	Level 2	Level 3
Designated as hedges:
Interest rate cap (cash flow hedge)	$1,670	$—	$1,670	$—
Not designated as hedges:
Interest rate cap	$1,670	$—	$1,670	$—

	As of
	December 28,
(in thousands)	2017	Level 1	Level 2	Level 3
Designated as hedges:
Interest rate cap (cash flow hedge)	$710	$—	$710	$—
Not designated as hedges:
Interest rate cap	$710	$—	$710	$—

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

Hedge Position as of September 27, 2018:

			Final Maturity	Other	AOCI, Net
(in thousands)	Notional Balance		Date	Assets	of Tax
Designated as hedges:
Interest rate cap (cash flow hedge)	$102,500	U.S. dollars	December 2021	$1,670	$599
Not designated as hedges:
Interest rate cap	$102,500	U.S. dollars	December 2021	$1,670	$(8)

Hedge Position as of December 28, 2017:

			Final Maturity	Other	AOCI, Net
(in thousands)	Notional Balance		Date	Assets	of Tax
Designated as hedges:
Interest rate cap (cash flow hedge)	$102,500	U.S. dollars	December 2021	$710	$(133)
Not designated as hedges:
Interest rate cap	$102,500	U.S. dollars	December 2021	$710	$(72)

Designated Hedge Gains (Losses)

Gains (losses) related to our designated hedge contracts are as follows:

	Effective Portion Reclassified		Effective Portion Recognized in
	From AOCI to Earnings		Other Comprehensive Income (Loss)
	Thirteen Weeks Ended
	September 27,	September 28,	September 27,	September 28,
(in thousands)	2018	2017	2018	2017
Interest rate cap (cash flow hedge)	$—	$—	$131	$(121)

	Effective Portion Reclassified		Effective Portion Recognized in
	From AOCI to Earnings		Other Comprehensive Income (Loss)
	Thirty-nine Weeks Ended
	September 27,	September 28,	September 27,	September 28,
(in thousands)	2018	2017	2018	2017
Interest rate cap (cash flow hedge)	$—	$—	$796	$(887)

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

5. Debt

Fair Value of Debt

Market risk associated with our fixed and variable rate long‑term debt relates to the potential change in fair value and negative impact to future earnings, respectively, from a change in interest rates. The aggregate fair value of debt is based primarily on our estimates of interest rates, maturities, credit risk, and underlying collateral and is classified as Level 3 within the fair value hierarchy. At September 27, 2018 and December 28, 2017, the carrying amounts and fair values of our debt were as follows:

	September 27,	December 28,
(in thousands)	2018	2017
Total debt at par value	$149,875	$193,500
Less: unamortized discount and debt issuance costs	3,859	4,438
Net carrying amount	$146,016	$189,062
Fair value	$149,875	$193,881

6. Income Taxes

Income Taxes

Our effective income tax rates were 3.5% and 20.0% for the thirty-nine weeks ended September 27, 2018 and September 28, 2017, respectively. The lower effective rate for the thirty-nine weeks ended September 27, 2018 was primarily due to tax reform passed in December 2017 and the recognition of excess tax benefits related to stock options exercised.

Provisional amounts

In connection with the Tax Cuts and Jobs Act (the “Act”) passed in December 2017, we remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21% for federal income tax purposes and 3.6% currently estimated for state income tax purposes. We recorded a provisional tax benefit of $17.9 million as of December 28, 2017 related to the remeasurement of certain deferred tax balances, and we have increased this provisional tax benefit by an additional $0.6 million during the thirty-nine weeks ended September 27, 2018. However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

7. Commitments and Contingencies

Lease Commitments

We lease our corporate office, retail locations and distribution centers through F&D, under long‑term operating lease agreements that expire in various years through 2038. Additionally, certain equipment is leased under short‑term operating leases.

Certain lease agreements include escalating rents over the lease terms. We expense rent on a straight‑line basis over the life of the lease, which commences on the date we have the right to control the property. The cumulative expense recognized on a straight‑line basis in excess of the cumulative payments is included in deferred rent in the accompanying balance sheets. Future minimum lease payments under non‑cancelable operating leases (with initial or remaining lease terms in excess of one year) as of September 27, 2018, were:

(in thousands)	Amount
Thirteen weeks ended December 27, 2018	$24,439
2019	108,061
2020	112,264
2021	108,499
2022	102,196
Thereafter	653,461
Total minimum lease payments	$1,108,920

Lease expense for the thirty-nine weeks ended September 27, 2018 and September 28, 2017 was approximately $67,990 thousand and $51,956 thousand, respectively.

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

8. Stock Based Compensation

At our 2018 annual meeting of stockholders held on May 17, 2018, our stockholders approved the Floor & Decor Holdings, Inc. Employee Stock Purchase Plan (the “ESPP”), which became available to substantially all of our employees beginning in the third quarter of fiscal 2018. The ESPP permits eligible employees to purchase shares of our common stock through payroll deductions, subject to certain limitations. The purchase price of the shares under the ESPP in no event will be less than the lesser of 85% of the lower of the fair market value of our common stock on either the first or last trading day of each six-month offering period. There are 1,500,000 shares of our Class A common stock, par value $0.001 per share, approved for issuance under the ESPP.

9. Earnings Per Share

Net Income per Common Share

We calculate basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effect of stock options.

The following table shows the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27,	September 28,	September 27,	September 28,
(in thousands, except per share data)	2018	2017	2018	2017
Net income	$26,568	$23,255	$98,285	$54,812
Basic weighted average shares outstanding	97,254	94,439	96,551	89,614
Dilutive effect of share based awards	7,311	9,461	8,185	8,452
Diluted weighted average shares outstanding	104,565	103,900	104,736	98,066
Basic earnings per share	$0.27	$0.25	$1.02	$0.61
Diluted earnings per share	$0.25	$0.22	$0.94	$0.56

The following awards have been excluded from the computation of dilutive effect of share based awards because the effect would be anti‑dilutive:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27,	September 28,	September 27,	September 28,
(in thousands)	2018	2017	2018	2017
Stock options	209	12	168	718

10. Subsequent Event

In October 2018, we signed a lease to relocate our Store Support Center. The new location has approximately 185,473 square feet of office space with room for expansion. The lease has a twelve year term with rent expense of approximately $469 thousand per month and is expected to commence July 2019. We are still evaluating our options related to our current Store Support Center. If we decide to exit the current lease, we could incur lease exit costs of up to $10 million.

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

Forward-Looking Statements

The discussion in this Quarterly Report, including under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I and Item 1A, “Risk Factors” of Part II, contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical fact contained in this Quarterly Report, including statements regarding the Company’s future operating results and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “could,” “seeks,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “budget,” “potential” or “continue” or the negative of these terms or other similar expressions.

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

Overview

Founded in 2000, Floor & Decor is a high growth, differentiated, multi-channel specialty retailer of hard surface flooring and related accessories with 95 warehouse format stores across 26 states as of September 27, 2018. We believe that we offer the industry’s broadest in stock assortment of tile, wood, laminate and natural stone flooring along with decorative and installation accessories at everyday low prices positioning us as the one stop destination for our customers’ entire hard surface flooring needs. We appeal to a variety of customers, including professional installers and commercial businesses (“Pro”), Do It Yourself customers (“DIY”) and customers who buy the products for professional installation (“Buy it Yourself” or “BIY”).

We operate on a 52- or 53-week fiscal year ending on the Thursday on or preceding December 31. The following discussion contains references to the first thirty-nine weeks of fiscal 2018 and fiscal 2017, which ended on September 27, 2018 and September 28, 2017, respectively.

During the thirty-nine weeks ended September 27, 2018, we continued to make long-term key strategic investments, including:

•	opening twelve new warehouse-format stores ending with 95 warehouse-format stores;
•	focusing on innovative new products and localized assortments, supported by inspirational in-store and online visual merchandising solutions;
•	promoting key leaders in our regional staff to support our growing number of stores;
•	investing capital in our stores, information technology and our connected customer strategies to continue enhancing and integrating the online and in-store shopping experience for our customers;
•	enhancing credit solutions, including changing our private label credit card vendor; and
•	engaging more professional customers, including signing up more customers on our Pro Premier Loyalty Program.

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

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated, in dollars and as a percentage of net sales:

	Thirteen Weeks Ended
	9/27/2018		9/28/2017
(in thousands)	Actual	% of Sales	Actual	% of Sales	% Increase/(Decrease)
Net sales	$435,882	100.0%	$343,923	100.0%	26.7%
Cost of sales	257,656	59.1	201,432	58.6	27.9
Gross profit	178,226	40.9	142,491	41.4	25.1
Operating expenses:
Selling & store operating expenses	109,182	25.0	85,023	24.7	28.4
General & administrative expenses	26,477	6.1	22,172	6.5	19.4
Pre-opening expenses	8,330	1.9	6,700	1.9	24.3
Total operating expenses	143,989	33.0	113,895	33.1	26.4
Operating income	34,237	7.9	28,596	8.3	19.7
Interest expense	2,171	0.5	2,610	0.7	(16.8)
Income before income taxes	32,066	7.4	25,986	7.6	23.4
Provision for income taxes	5,498	1.2	2,731	0.8	101.3
Net income	$26,568	6.1%	$23,255	6.8%	14.2%

	Thirty-nine Weeks Ended
	9/27/2018		9/28/2017
(in thousands)	Actual	% of Sales	Actual	% of Sales	% Increase/(Decrease)
Net sales	$1,273,109	100.0%	$995,266	100.0%	27.9%
Cost of sales	751,859	59.1	585,076	58.8	28.5
Gross profit	521,250	40.9	410,190	41.2	27.1
Operating expenses:
Selling & store operating expenses	320,375	25.2	251,424	25.3	27.4
General & administrative expenses	74,995	5.9	59,571	5.9	25.9
Pre-opening expenses	17,892	1.4	13,825	1.4	29.4
Total operating expenses	413,262	32.5	324,820	32.6	27.2
Operating income	107,988	8.5	85,370	8.6	26.5
Interest expense	6,100	0.5	11,377	1.2	(46.4)
Loss on early extinguishment of debt	—	—	5,442	0.5	NM
Income before income taxes	101,888	8.0	68,551	6.9	48.6
Provision for income taxes	3,603	0.3	13,739	1.4	(73.8)
Net income	$98,285	7.7%	$54,812	5.5%	79.3%

NM – Not meaningful

Selected Financial Information

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	9/27/2018	9/28/2017	9/27/2018	9/28/2017
Comparable stores sales	11.1%	13.5%	12.6%	13.7%
Comparable average ticket	(1.4)%	2.5%	—%	1.0%
Comparable customer transactions	12.7%	11.2%	12.7%	12.8%
Number of warehouse-format stores	95	80	95	80
Adjusted EBITDA (in thousands) (1)	$48,918	$39,709	$147,428	$115,287
Adjusted EBITDA margin	11.2%	11.5%	11.6%	11.6%

(1) Adjusted EBITDA is a non-GAAP financial measure. See “Non-GAAP Financial Measures” for additional information and a reconciliation to the most comparable GAAP measure.

Net Sales

Net sales during the thirteen weeks ended September 27, 2018 increased $92.0 million, or 26.7%, compared to the corresponding prior year period, which does not reflect $3.2 million of prior year sales recognized through the opening balance sheet adjustment described in “Recently Adopted Accounting Pronouncements” included in Item 1 of this quarterly report. Four out of six of our product categories experienced comparable store sales increases during the period, driven by increases in laminate/luxury vinyl plank, decorative accessories and installation materials and tools that were above our average for the thirteen weeks ended September 27, 2018. Comparable store sales increased 11.1%, or $38.3 million, and our non-comparable store sales contributed $50.5 million. The increase in comparable store sales was largely driven by a 12.7% increase in comparable customer transactions, slightly offset by a 1.4% decrease in comparable average ticket growth. We estimate our comparable store sales growth rate was decremented by approximately 40 basis points due to the demand created by Hurricane Harvey during the corresponding prior year period.

Net sales during the thirty-nine weeks ended September 27, 2018 increased $277.8 million, or 27.9%, compared to the corresponding prior year period, which does not reflect $11.1 million of prior year sales recognized through the opening balance sheet adjustment described in “Recently Adopted Accounting Pronouncements” included in Item 1 of this quarterly report. Five out of six of our product categories experienced comparable store sales increases during the period, driven by increases in laminate/luxury vinyl plank, decorative accessories and installation materials and tools that were above our average for the thirty-nine weeks ended September 27, 2018. Comparable store sales increased 12.6%, or $126.4 million, and our non-comparable store sales contributed $140.3 million. The increase in comparable store sales was largely driven by a 12.7% increase in comparable customer transactions. We estimate our comparable stores sales benefited by approximately 220 basis points from the continued recovery in the areas impacted by Hurricane Harvey. We believe the increase in net sales and customer transactions are due to the execution of our key strategic investments and a growing U.S. flooring market. We believe our enhanced Pro, merchandising, connected customer, marketing and visual merchandising strategies, along with new innovative products led to our sales growth. Non-comparable store sales were driven by the opening of 15 new stores since September 28, 2017.

Gross Profit and Gross Margin

Gross profit during the thirteen weeks ended September 27, 2018 increased $35.7 million, or 25.1%, compared to the corresponding prior year period. This increase in gross profit was primarily the result of increased sales driven by comparable store sales increase of 11.1% and the opening of 15 new stores since September 28, 2017. Gross margin for the thirteen weeks ended September 27, 2018 decreased approximately 50 basis points to 40.9% from 41.4% in the corresponding prior year period. This decrease in gross margin was primarily attributable to lower product margin primarily driven by higher domestic transportation freight and higher inventory shrink and damage.

Gross profit during the thirty-nine weeks ended September 27, 2018 increased $111.1 million, or 27.1%, compared to the corresponding prior year period. This increase in gross profit was primarily the result of increased sales driven by comparable store sales increase of 12.6% and the opening of 15 new stores since September 28, 2017. Gross margin for the thirty-nine weeks ended September 27, 2018 decreased approximately 30 basis points to 40.9% from 41.2% in the corresponding prior year period. This decrease in gross margin was primarily attributable to lower product margin primarily driven by higher domestic transportation freight.

Selling and Store Operating Expenses

Selling and store operating expenses during the thirteen weeks ended September 27, 2018 increased $24.2 million, or 28.4% compared to the corresponding prior year period, due primarily to the addition of 15 new stores since September 28, 2017. As a percentage of net sales, our selling and store operating expenses increased approximately 30 basis points to 25.0% from 24.7% in the corresponding prior year period. Comparable store selling and store operating expenses as a percentage of comparable store sales decreased by approximately 91 basis points, as we leveraged occupancy expenses on higher net sales.

Selling and store operating expenses during the thirty-nine weeks ended September 27, 2018 increased $69.0 million, or 27.4% compared to the corresponding prior year period, due primarily to the addition of 15 new stores since September 28, 2017. As a percentage of net sales, our selling and store operating expenses decreased approximately 10 basis points to 25.2% from 25.3% in the corresponding prior year period. Comparable store selling and store operating expenses as a percentage of comparable store sales decreased by approximately 110 basis points, as we leveraged occupancy and personnel expenses on higher net sales.

General and Administrative Expenses

General and administrative expenses, which are typically expenses incurred outside of our stores, during the thirteen weeks ended September 27, 2018 increased $4.3 million, or 19.4% compared to the corresponding prior year period, due to our continued investments in personnel for our regional and store support functions in support of our store growth. Our general and administrative expenses as a percentage of net sales decreased approximately 40 basis points to 6.1% from 6.5% in the corresponding prior year period driven by lower operating expenses as a percent of sales.

General and administrative expenses during the thirty-nine weeks ended September 27, 2018 increased $15.4 million, or 25.9% compared to the corresponding prior year period. Our general and administrative expenses as a percentage of net sales remained flat at 5.9% when compared to the corresponding prior year period.

Pre‑Opening Expenses

Pre-opening expenses during the thirteen weeks ended September 27, 2018 increased $1.6 million, or 24.3% compared to the corresponding prior year period. The increase is primarily the result of the cadence of our 2018 store openings as well as higher average occupancy costs due to targeted locations being in higher cost metropolitan locations. This resulted in a higher number of new stores opened or planned to be opened for which pre-opening expenses were incurred compared to the corresponding prior year period. We opened seven stores during each of the thirteen weeks ended September 27, 2018 and September 28, 2017.

Pre-opening expenses during the thirty-nine weeks ended September 27, 2018 increased $4.1 million, or 29.4% compared to the corresponding prior year period. The increase is primarily the result of the cadence of our 2018 store openings. This resulted in a higher number of new stores opened or planned to be opened for which pre-opening expenses were incurred compared to the corresponding prior year period. During the thirty-nine weeks ended September 27, 2018, we opened twelve stores as compared to opening eleven stores during the corresponding prior year period.

Interest Expense

Interest expense during the thirteen weeks ended September 27, 2018 decreased $0.4 million, or 16.8% compared to the corresponding prior year period. The decrease in interest expense was primarily due to lowering our average debt balance to $160.6 million during the thirteen weeks ended September 27, 2018 compared to an average debt balance of $186.5 million in the corresponding prior year period. The decrease in our average interest rate to 5.4% from 5.6% for the thirteen weeks ended September 27, 2018 compared to the corresponding prior year period also benefited interest expense.

Interest expense during the thirty-nine weeks ended September 27, 2018 decreased $5.3 million, or 46.4% compared to the corresponding prior year period. The decrease in interest expense was primarily due to lowering our average debt balance to $176.2 million during the thirty-nine weeks ended September 27, 2018 compared to an average debt balance of $282.9 million in the corresponding prior year period. The decrease in average total debt was primarily due to paying down approximately $192.0 million with net proceeds from our initial public offering during the fiscal second quarter of 2017. The decrease in our average interest rate to 4.6% for the thirty-nine weeks ended September 27, 2018 from 5.4% for the corresponding prior year period also benefited interest expense.

Taxes

The provision for income taxes during the thirteen weeks ended September 27, 2018 increased $2.8 million, or 101.3% compared to the corresponding prior year period. The effective tax rate was 17.1% for the thirteen weeks ended September 27, 2018 compared to 10.5% the corresponding prior year period. The increase in the effective tax rate was primarily due to the recognition of excess tax benefits related to stock options exercised in the prior year period.

The provision for income taxes during the thirty-nine weeks ended September 27, 2018 decreased $10.1 million, or 73.8% compared to the corresponding prior year period. The effective tax rate was 3.5% for the thirty-nine weeks ended September 27, 2018 compared to 20.0% the corresponding prior year period. The decrease in the effective tax rate was primarily due to the impact of new tax reform legislation passed in December 2017 and the recognition of excess tax benefits related to stock options exercised.

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

The reconciliations of net income to Adjusted EBITDA for the periods noted below are set forth in the table as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands)	9/27/2018	9/28/2017	9/27/2018	9/28/2017
Net income	$26,568	$23,255	$98,285	$54,812
Depreciation and amortization (1)	11,987	8,525	32,898	24,319
Interest expense	2,171	2,610	6,100	11,377
Loss on early extinguishment of debt	—	—	—	5,442
Income tax expense	5,498	2,731	3,603	13,739
EBITDA	46,224	37,121	140,886	109,689
Stock compensation expense (2)	1,659	1,418	4,611	3,553
Other (3)	1,035	1,170	1,931	2,045
Adjusted EBITDA	$48,918	$39,709	$147,428	$115,287

(1) Net of amortization of tenant improvement allowances and excludes deferred financing amortization, which is included as a part of interest expense in the table above.

(2) Non-cash charges related to stock-based compensation programs, which vary from period to period depending on timing of awards and forfeitures.

(3) Other adjustments include amounts management does not consider indicative of our core operating performance. Amounts for the thirteen and thirty-nine weeks ended September 27, 2018 primarily relate to costs associated with secondary offerings of our common stock by certain of our stockholders completed in May and September 2018, costs associated with the closing of our distribution center near Miami, Florida and insurance recoveries related to hurricanes Harvey and Irma. Amounts for the thirteen and thirty-nine weeks ended September 28, 2017 primarily relate to costs in connection with our May 2017 initial public offering, a secondary offering by certain of our stockholders completed in July 2017 and losses from hurricanes Harvey and Irma.

Liquidity and Capital Resources

Liquidity is provided primarily by our cash flows from operations and our $200 million asset-backed revolving credit facility (the “ABL Facility”). As of September 27, 2018, we had $190.1 million in unrestricted liquidity, consisting of $0.5 million in cash and cash equivalents and $189.6 million immediately available for borrowing under the ABL Facility without violating any covenants thereunder.

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

The Term Loan Facility has no financial maintenance covenants. As of September 27, 2018, we were in compliance with the covenants of the Credit Facilities and no Event of Default (as defined in the credit agreements governing our Credit Facilities) had occurred.

Total capital expenditures in fiscal 2018 are planned to be between approximately $161 million to $167 million and will be funded primarily by cash generated from operations. We intend to make the following capital expenditures in fiscal 2018:

•	open 17 stores and start construction on stores opening in early 2019 using approximately $103 million to $105 million of cash;
•	invest in existing store remodeling projects, including one relocation, and our distribution centers using approximately $33 million to $35 million of cash; and
•	invest in information technology infrastructure, e-commerce and other store support center initiatives using approximately $25 million to $27 million of cash.

During the first half of fiscal 2018, we relocated all of the existing inventory from our currently leased distribution center near Miami, Florida to the newly leased distribution center near Savannah, Georgia and incurred related costs of approximately $0.5 million.

Cash Flow Analysis

A summary of our operating, investing and financing activities are shown in the following table:

	Thirty-nine Weeks Ended
(in thousands)	9/27/2018	9/28/2017
Net cash provided by operating activities	$143,699	$82,863
Net cash used in investing activities	(109,395)	(69,639)
Net cash used in financing activities	(34,326)	(13,108)
Net (decrease) increase in cash and cash equivalents	$(22)	$116

Net Cash Provided By Operating Activities

Cash from operating activities consists primarily of net income adjusted for non‑cash items, including depreciation and amortization, write-off of deferred issuance costs on extinguishment of debt, stock‑based compensation, deferred taxes and the effects of changes in operating assets and liabilities.

Net cash provided by operating activities was $143.7 million for the thirty-nine weeks ended September 27, 2018 and $82.9 million for the thirty-nine weeks ended September 28, 2017. The net cash provided by operating activities for the thirty-nine weeks ended September 27, 2018 was primarily the result of an increase in net income, including lower taxes due to stock option exercises.

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

Capital expenditures during the thirty-nine weeks ended September 27, 2018 and September 28, 2017 were $109.4 million and $69.6 million, respectively. We continued our investment in new stores, as we opened twelve new stores through September 27, 2018 and are preparing for an additional six new stores to be opened during the fourth quarter. During the thirty-nine weeks ended September 27, 2018, approximately 66% of capital expenditures was for new stores, 22% was for existing stores and distribution centers, and the remainder of the spend was for information technology and e‑commerce investments to support our growth.

 For the thirty-nine weeks ended September 28, 2017, approximately 59% of capital expenditures was for new stores, 27% was for existing store remodel and distribution center investments, and the remainder was for information technology and e‑commerce investments.

Net Cash Used In Financing Activities

Financing activities consist primarily of borrowings and related repayments under our credit agreements, as well as proceeds from the exercise of stock options.

Net cash used in financing activities was $34.3 million for the thirty-nine weeks ended September 27, 2018 and $13.1 million for the thirty-nine weeks ended September 28, 2017. The net cash used in financing activities for the thirty-nine weeks ended September 27, 2018 was primarily driven by a net paydown on the ABL Facility of $41.0 million, slightly offset by proceeds from the exercise of stock options of $9.3 million.

The net cash used in financing activities for the thirty-nine weeks ended September 28, 2017 was primarily driven by a net paydown on our ABL Facility of $11.9 million.

U.S. Tariffs and Global Economy

The current domestic and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy. In September 2018, the U.S. imposed tariffs of 10% on many products from China, and the U.S. administration has announced an intention to increase that to 25% on January 1, 2019 if a trade agreement cannot be reached. Approximately half of the products we sell are imported from China, the vast majority of which are impacted by these tariffs. While we are still analyzing the impact these tariffs may have on our business, we believe we can mitigate some of these cost increases through negotiating lower costs from our vendors, increasing retail pricing as we deem appropriate and potentially sourcing from alternative destinations. As part of these efforts, we expect the recently enacted tariffs to increase our inventory costs and associated cost of goods sold in the fourth quarter of 2018 as we incur the tariffs and import more products ahead of the potentially higher tariffs. We expect our efforts to mitigate a substantial portion of the overall effect of increased tariffs, including a material increase to our inventory costs in fiscal 2019. Potential costs and any attendant impact on pricing arising from these tariffs and any further expansion in the types or levels of tariffs implemented could require us to modify our current business practices and could adversely affect our business, financial condition and results of operations.

Contractual Obligations

There were no material changes to our contractual obligations outside the ordinary course of our business during the thirty-nine weeks ended September 27, 2018.

Off‑Balance Sheet Arrangements

For the thirty-nine weeks ended September 27, 2018, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources. We do not have any relationship with unconsolidated entities or financial partnerships for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.

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

We intend to move our headquarters and may face disruption and additional costs.

Due to space constraints at our existing store support center, which serves as our corporate headquarters, we have entered into a lease to relocate our corporate headquarters in 2019. In connection with the relocation, we expect to incur additional expenses, including those related to moving and exit costs, tenant improvements, as well as furniture and equipment for the new corporate headquarters. The relocation could result in business disruption and could have a negative impact on our operating results. In addition, we may incur charges related to exiting our current store support center if we are not able to exit or release on favorable terms.

U.S. policies related to global trade and tariffs could adversely affect our business, financial condition and results of operations.

The current domestic and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy. In September 2018, the U.S. imposed tariffs of 10% on many products from China, and the U.S. administration has announced an intention to increase that amount to 25% on January 1, 2019 if a trade agreement cannot be reached. We import approximately 50% of the products we sell from China, the vast majority of which are impacted by these tariffs. Any further expansion in the types or levels of tariffs implemented has the potential to negatively impact our business, financial condition and results of operations. Additionally, there is a risk that the U.S. tariffs on imports are met with tariffs on U.S. produced exports and that a broader trade conflict could ensue, which has the potential to significantly impact global trade and economic conditions. Potential costs and any attendant impact on pricing arising from these tariffs and any further expansion in the types or levels of tariffs implemented could require us to modify our current business practices and could adversely affect our business, financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description
3.1	Restated Certificate of Incorporation of Floor & Decor Holdings, Inc. (1)
3.2	Second Amended and Restated Bylaws of Floor & Decor Holdings, Inc. (1)
10.1	Second Amendment to Floor & Decor Holdings, Inc. Employee Stock Purchase Plan.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed as an exhibit to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-216000) filed with the SEC on April 24, 2017, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOOR & DECOR HOLDINGS, INC.

Dated: November 1, 2018	By:	/s/ Thomas V. Taylor
Thomas V. Taylor
Chief Executive Officer
(Principal Executive Officer)

Dated: November 1, 2018	By:	/s/ Trevor S. Lang
Trevor S. Lang
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)