Form 10-K
period 2018-12-27
Floor & Decor Holdings, Inc.
filed 2019-02-25
CIK 1507079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2018

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 001-38070

Floor & Decor Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-3730271
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2233 Lake Park Drive Smyrna, Georgia	30080
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (404) 471-1634

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Class A Common Stock $0.001 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒	No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates as of June 28, 2018 was $2.3 billion.  There were 97,727,273 shares of Common Stock outstanding as of as of February 20, 2019.

Documents Incorporated by Reference:

Portions of the Registrant’s proxy statement for the Annual Meeting of Shareholders to be filed pursuant to Regulation 14A of the Exchange Act on or before April 26, 2019, are incorporated by reference into Part III of this Form 10-K.

PART I

FORWARD LOOKING STATEMENTS.

The discussion in this Annual Report on Form 10-K (this “Annual Report”), including under Item 1A, “Risk Factors” of Part I and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II, contains forward-looking statements. All statements other than statements of historical fact contained in this Annual Report, including statements regarding our future operating results and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements are based on management’s current expectations and assumptions regarding the Company’s business, the economy and other future conditions, including the impact of natural disasters on sales. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “seeks,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “budget,” “potential” or “continue” or the negative of these terms or other similar expressions.

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

Our fiscal year is the 52 or 53 week period ending on the Thursday preceding December 31. The following discussion contains references to fiscal 2014, fiscal 2015, fiscal 2016, fiscal 2017, fiscal 2018, fiscal 2019, and fiscal 2020, which represent our fiscal years ended or ending, as applicable, December 25, 2014, December 29, 2016, December 28, 2017, December 27, 2018, and December 26, 2019, all of which are 52 week periods, and our fiscal years ended December 31, 2015, and December 31, 2020, which are 53 week periods.

Our Company

Founded in 2000, Floor & Decor is a high‑growth, differentiated, multi‑channel specialty retailer of hard surface flooring and related accessories with 100 warehouse‑format stores across 28 states. We believe that we offer the industry’s broadest in‑stock assortment of tile, wood, laminate, vinyl, and natural stone flooring along with decorative and installation accessories at everyday low prices positioning us as the one‑stop destination for our customers’ entire hard surface flooring needs. We appeal to a variety of customers, including professional installers and commercial businesses (“Pro”), Do It Yourself customers (“DIY”) and customers who buy the products for professional installation (“Buy it Yourself” or “BIY”). Our Pro customers are loyal, shop often and help promote our brand. The combination of our category and product breadth, low prices, in‑stock inventory in project‑ready quantities, proprietary credit offerings, free storage options and dedicated customer service positions us to gain share in the attractive Pro customer segment. We believe our DIY customers spend significant time planning their projects while conducting extensive research in advance. We provide our customers with the education and inspiration they need before making a purchase through our differentiated online and in‑store experience.

Our warehouse‑format stores, which average approximately 75,000 square feet, are typically larger than any of our specialty retail flooring competitors’ stores. Other large format home improvement retailers only allocate a small percentage of their floor space to hard surface flooring and accessories. When our customers walk into a Floor & Decor store for the first time, we believe they are amazed by our visual presentation, our store size, our everyday low prices and the breadth and depth of our merchandise. We believe that our inspiring design centers, creative and informative visual merchandising, and accessible price points greatly enhance our customers’ experience. Our stores are easy to navigate and designed to interactively showcase the wide array of designs and product styles a customer can create with our flooring and decorative accessories. We engage our customers both through our trained store associates and designers who can assist in narrowing choices and making the process of home renovation easier, as well as our staff dedicated to serving Pro customers. By carrying a deep level of in-stock hard surface flooring inventory and wide range of tools and accessories, we seek to offer our customers immediate availability on everything they need to complete their entire flooring or remodeling project. In addition to our stores, our website FloorandDecor.com showcases our products, offers informational training and design ideas and has our products available for sale, which a customer can pick up in‑store or have delivered. Our ability to purchase directly from manufacturers through our direct sourcing model enables us to be fast to market with a balanced assortment of bestseller and unique, hard to find items that are the latest trend‑right products. We believe these factors create a differentiated value proposition for Floor & Decor and drive customer loyalty with our Pro, DIY and BIY hard surface flooring customers in our markets, as evidenced by our track record of consistent double digit comparable store sales growth, which has averaged 14.9% over the last five years. Based on these characteristics, we believe Floor & Decor is redefining and expanding the addressable market size of the hard surface flooring category and that we have an opportunity to significantly expand our store base to approximately 400 stores nationwide within the next 10-15 years, as described in more detail below.

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

Over the last several years, we have invested significant resources across our business and infrastructure to support innovation and growth. We believe that these investments will continue to strengthen our customer value proposition and further differentiate Floor & Decor from our competition, positioning us for continued market share gains. We have made significant investments in product innovation across all categories, improving our assortment and seeking to provide more value to our Pro, DIY and BIY customers. We have also invested in technology and personnel to support our stores. We believe that our investments in our business will continue to improve our customer value proposition, differentiating us and strengthening our competitive advantage.

We believe our strong financial results are a reflection of our consistent and disciplined culture of innovation and reinvestment, creating a differentiated business model in the hard surface flooring category, as evidenced by the following:

•ten years of comparable store sales growth averaging 14.8% per year (and averaging 14.9% per year for fiscal 2014 to fiscal 2018), with a 9.2% increase in fiscal 2018 compared to 16.6% for fiscal 2017

•store base expansion from 47 warehouse‑format stores at the end of fiscal 2014 to 100 warehouse-format stores at the end of fiscal 2018, representing a compound annual growth rate (“CAGR”) of 20.8%; we added 17 warehouse‑format stores during fiscal 2018, which was a 20.5% growth in units compared to fiscal 2017;

•total net sales growth from $584.6 million to $1.71 billion from fiscal 2014 to fiscal 2018, representing a CAGR of 30.8%;

•net income growth from $15.1 million to $116.2 million from fiscal 2014 to fiscal 2018, representing a CAGR of 66.6%;

•Adjusted EBITDA growth from $51.2 million to $191.9 million from fiscal 2014 to fiscal 2018, representing a CAGR of 39.1%, which includes significant investments in our sourcing and distribution network, integrated IT systems and corporate overhead to support our future growth. Adjusted EBITDA was $191.9 million for fiscal 2018, an increase of 20.9% over fiscal 2017. Adjusted EBITDA is a non‑GAAP (as defined below) financial measure. For a reconciliation of net income to Adjusted EBITDA, see Item 6 “Selected Financial Data.”

Net Sales (in millions)	Comparable Store Sales Growth

Our Competitive Strengths

We believe our strengths, described below, set us apart from our competitors and are the key drivers of our success.

Unparalleled Customer Value Proposition.  Our customer value proposition is a critical driver of our business. The key components include:

•

Differentiated Assortment Across a Wide Variety of Hard Surface Flooring Categories.  Our stores are generally larger than those of our specialty retail flooring competitors, and we allocate substantially more square footage to hard surface flooring and accessories than other large format home improvement retailers. We believe we have the most comprehensive in‑stock, trend‑right product assortment in the industry within our categories with on average approximately 3,800 stock keeping units (“SKUs”) in each store which, based on our market experience, is a far greater in‑stock offering than any other flooring retailer. Additionally, we customize our product assortment at the store level for the regional preferences of each market. We have an ongoing product line review process across all categories that allows us to identify and interpret emerging trends in hard surface flooring. We work with our suppliers to quickly introduce new products and styles in our stores. We appeal to a wide range of customers through our “good/better/best” merchandise selection, as well as through our broad range of product styles from classic to modern, as well as new trend‑right products. We consistently innovate with proprietary brands and products that appeal to certain customers with over 50 proprietary brands, including AquaGuard®, DuraLux®  , and NuCore®.

•

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

•

One‑Stop Project Destination with Immediate Availability.  We carry an extensive range of products, including flooring and decorative accessories, as well as installation accessories such as thin set, underlayment, grout and tools, to fulfill a customer’s entire flooring project. Our large in‑stock assortment, including decorative and installation accessories, differentiates us from our competitors. Our stores stock job‑size quantities to immediately fulfill a customer’s entire flooring project. In the instance where a product is not available in the store, our three regional distribution centers and neighboring stores can quickly ship the product to meet a customer’s needs. On average, each warehouse‑format store carries approximately 3,800 SKUs, which equates to 1.3 million square feet of flooring products or $2.5 million of inventory at cost. Customers also have access to all of our inventory for in‑store pick up or delivery through  FloorandDecor.com.

Unique and Inspiring Shopping Environment.  Our stores average approximately 75,000 square feet and are typically designed with warehouse features including high ceilings, clear signage, bright lighting and industrial racking and are staffed with knowledgeable store associates. We offer an easy‑to‑navigate store layout with clear lines of sight and departments organized by our major product categories of tile, wood, laminate, vinyl, natural stone, decorative accessories and installation accessories. We believe our unique signage, which clearly displays individual product features and benefits, improves the ease of shopping and facilitates customer decision making. We use merchandise displays and point of sale marketing throughout our stores to highlight product features, benefits and design elements. These features educate and enable customers to visualize how the product would look in their homes or businesses. Furthermore, we encourage customers to interact with our merchandise, to experiment with potential designs and to see the actual product they will purchase, an experience that is not possible in flooring stores that do not carry in‑stock inventory in project‑ready quantities. The majority of our stores have design centers that showcase project ideas to further inspire our customers, and we employ experienced designers in all of our stores to provide free design consulting. Additionally, we provide a robust online experience for potential customers on FloorandDecor.com. For our DIY customers, we also offer weekly “how‑to” installation classes on Saturdays. We believe inspiring and educating customers within our stores and on our website provides us with a significant competitive advantage in serving our customers.

Extensive Service Offerings to Enhance the Pro Customer Experience.  Our focus on meeting the unique needs of the Pro customer, and by extension the BIY customer, drives our estimated sales mix of approximately 60% Pro and BIY customers, which we believe represents a higher percentage than our competitors. We provide an efficient one‑stop shopping experience for our Pro customers, offering low prices on a broad selection of high‑quality flooring products, deep inventory levels to support immediate availability of our products, modest financial credit, free storage for purchased inventory, the convenience of early store hours and, in most stores, separate entrances for merchandise pick‑up. Additionally, each store has a dedicated Pro sales force with technology to service our Pro customer more efficiently, and we have rolled out Pro Zones, which are areas offering a variety of services to Pro customers, in a majority of our stores. We believe by serving the needs of Pro customers, we drive repeat and high‑ticket purchases, customer referrals and brand awareness from this attractive and loyal customer segment.

Decentralized Culture with an Experienced Store‑Level Team and Emphasis on Training.  We have a decentralized culture that empowers managers at the store and regional levels to make key decisions to maximize the customer experience. Our store managers, who carry the title Chief Executive Merchant, have significant flexibility to customize product mix, pricing, marketing, merchandising, visual displays and other elements in consultation with their regional leaders. We tailor the merchandising assortment for each of our stores for local market preferences, which we believe differentiates us from our national competitors that tend to have standard assortments across markets. Throughout the year, we train all of our employees on a variety of topics, including product knowledge, sales strategies, leadership and store operations. Our store managers and store department managers are an integral part of our company, and many have over 15 years of relevant industry experience in retail. We have made important investments in the training and development of our people, including the creation of a full time training department. Approximately 73% of our new store management positions are filled through internal promotions, including 92% of our Chief Executive Merchants. We also have incentive compensation programs for all employees, regardless of position or title. We train prospective store managers at our Floor & Decor University, which is part of an extensive training program. Once a year, we hold a four day training session with our senior management, regional directors and store managers, where we focus on the upcoming year’s strategic priorities to keep our entire business aligned. We believe our decentralized culture and coordinated training foster an organization aligned around providing a superior customer experience, ultimately contributing to higher net sales and profitability.

Sophisticated, Global Supply Chain.  Our merchandising team has developed direct sourcing relationships with manufacturers and quarries in over 21 countries. Through these relationships, we believe we understand the best places to procure our various product categories. We currently source our products from more than 240 vendors worldwide and have developed long‑term relationships with many of them. We often collaborate with our vendors to design and manufacture products for us to address emerging customer preferences that we observe in our stores and markets. We procure the majority of our products directly from the manufacturers, which eliminates additional costs from exporters, importers, wholesalers and distributors. We believe direct sourcing is a key competitive advantage, as many of our specialty retail flooring competitors are too small to have the scale or the resources to work directly with suppliers. Over the past several years, we have established a Global Sourcing and Compliance Department to, among other things, enhance our policies and procedures with respect to addressing compliance with appropriate regulatory bodies, including compliance with the requirements of the Lacey Act of 1900 (as amended, the “Lacey Act”), the California Air Resources Board (“CARB”) and the Environmental Protection Agency (“EPA”). We also utilize third‑party consultants for audits, testing and surveillance to ensure product safety and compliance. Additionally, we have invested in technology and personnel to collaborate throughout the entire supply chain process to support our direct sourcing model, which has improved our ability to find, manage and source trend‑right merchandise quickly and at lower costs, allowing us to offer products at low prices while maintaining attractive gross margins.

Highly Experienced Management Team with a Proven Track Record.  Led by our Chief Executive Officer, Tom Taylor, our management team brings substantial expertise from leading retailers and other companies across various core functions, including store operations, merchandising, marketing, real estate, e‑commerce, supply chain management, finance, legal and information technology. Tom Taylor, who joined us in 2012, spent 23 years at The Home Depot, where he most recently served as Executive Vice President of Merchandising and Marketing with responsibility for all stores in the United States and Mexico. Over the course of his career at The Home Depot, Tom Taylor helped expand the store base from fewer than 15 stores to over 2,000 stores. Our Executive Vice President and Chief Merchandising Officer, Lisa Laube, has over 30 years of merchandising and leadership experience with leading specialty retailers, including most recently as President of Party City. Our Executive Vice President and Chief Financial Officer, Trevor Lang, brings more than 20 years of accounting and finance experience, including 18 years of Chief Financial Officer and Vice President of Finance experience at public companies, including most recently as the Chief Financial Officer and Chief Administrative Officer of Zumiez Inc. Our entire management team drives our organization with a focus on strong merchandising, superior customer experience, expanding our store footprint, and fostering a strong, decentralized culture. We believe our management team is an integral component of our achieving strong financial results.

Our Growth Strategy

We expect to continue to drive our strong net sales and profit growth through the following strategies:

Open Stores in New and Existing Markets.  We believe there is an opportunity to significantly expand our store base in the United States from 100 warehouse‑format stores currently to approximately 400 stores nationwide over the next 10-15 years based on our internal research with respect to housing density, demographic data, competitor concentration and other variables in both new and existing markets. We plan to target new store openings in both new and existing, adjacent and underserved markets. We have a disciplined approach to new store development, based on an analytical, research‑driven site selection method and a rigorous real estate approval process. We believe our new store model delivers strong financial results and returns on investment, targeting net sales on average of $10 million to $13 million and positive four‑wall adjusted EBITDA in the first year, pre‑tax payback in approximately two years and cash‑on‑cash returns of greater than 50% in the third year. On average, our stores opened after 2011 have exceeded this model. Over the past several years, we have made significant investments in personnel, information technology, warehouse infrastructure and connected customer strategies to support our current growth and the expansion of our stores. We intend to grow our store base by approximately 20% annually for the next several years. The performance of our new stores opened over the last three years, the performance of our older stores over that same time frame, our disciplined real estate strategy and the track record of our management team in successfully opening retail stores support our belief in the significant store expansion opportunity.

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

Continue to Invest in the Pro Customer.  We believe our differentiated focus on Pro customers has created a competitive advantage for us and will continue to drive our net sales growth. We will invest in gaining and retaining Pro customers due to their frequent and high‑ticket purchases, loyalty and propensity to refer other potential customers. We have made important investments in the Pro services regional team to better recruit and train the Pro services team in each store, new technology such as integrated CRM software to help us further penetrate and grow our Pro business, dedicated phone lines for our Pro customers to call and text, commercial credit and open account terms, jobsite delivery, a dedicated website for Pro customers, training on technical flooring installation solutions, and tools to facilitate large commercial jobs sourced throughout the store. We plan to further invest in initiatives to increase speed of service, improve financing solutions, leverage technology, elevate our Pro branding, dedicate additional store staffing to support Pro customers and enhance the in‑store experience for our Pro customers. We have implemented a “Pro Zone” in a majority of our stores that focuses on the specific needs of the Pro customer. After successful tests, we completed the role out of our Pro loyalty program to all stores in the second half of fiscal 2018. Additionally, we communicate our value proposition and various Pro‑focused offerings by hosting a number of Pro networking events. Building on our success in serving the Pro customer, in 2016 we entered the adjacent commercial sales channel, thereby increasing the size of the addressable market we serve. Our commercial effort, which we have branded F&D Commercial, initially targets corporate customers with large flooring needs across the hospitality, multi‑family and retail sectors. We believe Pro customers will continue to be an integral part of our sales growth, and the commercial channel will provide incremental revenue and profit opportunities in the future.

Expand Our “Connected Customer” Experience.  Floor & Decor’s online experience allows our Pro, BIY and DIY customers to explore our product selection and design ideas before and after visiting our stores and offers the convenience of making online purchases for delivery or pick up in‑store. We believe our online platform reflects our brand attributes and provides a powerful tool to educate, inspire and engage our consumers, and we view our website and multi‑channel strategies as leading our brand. Our research indicates that 72% of our shoppers have visited our website. We continuously invest in our connected customer strategies to improve how our customers experience our brand. For example, we regularly update our website, which provides our customers with inspirational vignettes, videos, products and education. Additional initiatives include: (i) implementing our new CRM to obtain a single view of our customers, (ii) developing personalized content based on location, purchase and browsing history, (iii) developing more relevant content and improved search and purchasing tools to help customers add decorative and installation accessories, (iv) creating frequently asked questions to help customers choose the best product for their jobs and (v) implementing online scheduling tools to help customers access our designers. We believe this reinforces our unique customer value proposition and ultimately drives sales. Currently, e‑commerce sales represent approximately 8% of our total net sales. While the hard surface flooring category has a relatively low penetration of e‑commerce sales due to the nature of the product, we believe our connected customer presence represents an attractive growth opportunity to drive consumers to Floor & Decor.

Enhance Margins Through Increased Operating Leverage. Since 2011, we have invested significantly in our sourcing and distribution network, integrated IT systems and corporate overhead to support our growth. We expect to leverage these investments as we grow our net sales. Additionally, we believe operating margin improvement opportunities will include enhanced product sourcing processes and overall leveraging of our store‑level fixed costs, existing infrastructure, supply chain, corporate overhead and other fixed costs resulting from increased sales productivity. We anticipate that the planned expansion of our store base and growth in comparable store sales will also support increasing economies of scale.

Our Industry

Floor & Decor operates in the large, growing and highly fragmented $13 billion hard surface flooring market (in manufacturers’ dollars), which is part of the larger $22 billion U.S. floor coverings market (in manufacturers’ dollars) based on internal research as well as a 2018 research report by Catalina Research, Inc., a leading provider of market research for the floor coverings industry (the “Catalina Floor Coverings Report”). We estimate that, after retail markup, the addressable hard surface flooring market for Floor & Decor is $21 billion, of which we represent approximately 8%. The competitive landscape of the hard surface flooring market includes big‑box home improvement centers, national and regional specialty flooring retailers, and independent flooring retailers. We believe we benefit from growth in the overall hard surface flooring market, which grew on average 8% per year from 2012 to 2018 and is estimated to grow on average 3%‑6% per year from 2019 through 2023, assuming no negative economic cycle, housing downturn or recession. We believe that growth in the hard surface flooring market has been and will continue to be driven by home remodeling demand drivers such as the aging household inventory, millennials forming households, existing home sales, rising home equity values and the secular shift from carpet to hard surface flooring. In addition, we believe we have an opportunity to increase our market share as our competitors are unable to compete with our combination of price, service and in‑stock assortment.

Based on our internal market research, key long‑term industry trends include increasing spend on home renovations, aging of the existing housing stock, rising level of home ownership, growing average size of homes and favorable demographic trends. Throughout this decade, hard surface flooring has consistently taken share from carpet as a percentage of the total floor coverings market, increasing from 44% of the market in 2012 to 55% in 2018. Historically, mix shift towards hard surface flooring has been driven by product innovation, changing consumer preferences, better hygiene qualities, increasing ease of installation and higher durability. Product innovation, which has been aided by the increasing use of technology such as inkjet tile printing, waterproof wood‑look flooring and water‑resistant laminates, and non‑traditional uses of hard surface flooring including walls, fireplaces and patios, has increased the size of the hard surface flooring market and has allowed us to better serve customer needs.

We believe we have an opportunity to continue to gain share in the hard surface flooring market with the largest selection of tile, wood, laminate, vinyl, natural stone, decorative accessories and installation accessories. Our strong focus on the customer experience drives us to remain innovative and locally relevant while maintaining low prices and in‑stock merchandise in a one‑stop shopping destination.

Our Products

We offer an assortment of tile, wood, laminate, vinyl, and natural stone flooring, along with decorative and installation materials at everyday low prices. Our objective is to carry a broad and deep in-stock product offering in order to be the one‑stop destination for our customer’s entire project needs. We seek to showcase products in our stores and online to provide multiple avenues for inspiration throughout a customer’s decision‑making process.

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

We utilize a regional merchandising strategy in order to carry products in our stores that cater to the preferences of our local customer base. This strategy is executed by our experienced merchandising team, which consists of category merchants and regional merchants, who work with our individual stores to ensure they have the appropriate product mix for their location. Our category merchants are constantly seeking new products and following trends by attending trade shows and conferences, as well as by meeting with vendors around the world. We schedule regular meetings to review information gathered and make future product decisions. This constant connectivity between our stores, regional merchants, category merchants, and our vendors allows us to quickly bring new, innovative, and compelling products to market.

Our fiscal 2018 net sales by key product categories are set forth below:

Category	Products Offered	Select Product Highlights
Tile	Porcelain, White Body, Ceramic

We offer a wide selection of Porcelain and Ceramic tiles from 4”x4” all the way up to 24”x72” and 48”x48”. We source many products directly from Italy, where many design trends in tile originate. We offer traditional stone looks as well as wood‑looking planks and contemporary products like cement‑look and vein cut styles. We work with many factories in the United States, China, Italy, Mexico, Brazil, Turkey and other countries to bring the most in‑demand styles at low prices.

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

Natural stone is quarried around the world, and we typically buy directly from the source. For example, we buy natural stones from Italy, Spain, Turkey, Portugal, India, and China. We work with factories in these countries and others to cut stone tiles in many sizes, finishes and colors.

Category	Products Offered	Select Product Highlights
Laminate/Luxury Vinyl Plank	Laminate Flooring, Luxury Vinyl, Engineered/Composite Vinyl

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

Decorative Accessories	Glass, Natural Stone, Tile Mosaics and Decorative Tiles, Decorative Trims, Prefabricated Countertops, Medallions, Wall Tile

With over 800 choices in glass, stone mosaics and decoratives, we can customize nearly any look or style a customer desires. This trend‑forward and distinctive category is a favorite of our designers and offers customers an inexpensive way to quickly update a backsplash or shower.

Installation Materials and Tools	Grout, Underlayment, Adhesives, Mortar, Backer Board, Power and Hand Tools, Wood Moldings, Wood Glues, Blades

This category offers everything a customer needs to complete his or her project, including backer board, mortar, grout, underlayment, adhesives, wood glues, molding and tools. We sell top brands, which we believe are highly valued by our customers.

Stores

We operate 100 warehouse‑format stores across 28 states and one small 5,500 square foot design center. Most of our stores are situated in highly visible retail and industrial locations. Our warehouse‑format stores average approximately 75,000 square feet and carry on average approximately 3,800 flooring, decorative and installation accessory SKUs, which equates to approximately 1.3 million square feet of flooring products or $2.5 million of inventory at cost.

Each of our stores is led by a store manager who holds the title Chief Executive Merchant and is supported by an operations manager, department managers, a design team, and a Pro sales team. Our store managers focus on providing superior customer service and creating customized store offerings that are tailored to meet the specific needs of their stores. Beyond the store managers, each store is staffed with associates, the number of whom vary depending on sales volume and size of the store. We dedicate significant resources to training all of our new store managers through Floor & Decor University and in the field across all product areas, with store‑level associates receiving certification on specific product areas. Ongoing training and continuing education are provided for all employees throughout the year.

We believe there is an opportunity to significantly expand our store base in the United States from our 100 warehouse‑format stores currently to approximately 400 stores nationwide within the next 10-15 years based on our internal research with respect to housing density, demographic data, competitor concentration and other variables in both new and existing markets. For the next several years, we plan to grow our store base by approximately 20% per year, with approximately half being opened in existing geographies and approximately half being opened in new markets. We have developed a disciplined approach to new store development, based on an analytical, research‑driven method to site selection and a rigorous real estate review and approval process. By focusing on key demographic characteristics for new site selection, such as aging of homes, length of home ownership and median income, we expect to open new stores with attractive returns.

When opening new stores, inventory orders are placed several months prior to a new store opening. Significant investment is made in building out or constructing the site, hiring and training employees in advance, and advertising and marketing the new store through pre‑opening events to draw the flooring industry community together. Each new store is thoughtfully designed with store interiors that include interchangeable displays on wheels, racking to access products and stand‑up visual displays to allow ease of shopping and an exterior highlighted by a large, bold Floor & Decor sign. The majority of our stores have design centers that showcase project ideas to further inspire our customers, and, in all of our stores, we employ experienced designers to provide design consulting to our customers free of charge. Additionally, we have rolled out “Pro Zones”, which are dedicated areas offering a variety of services to Pro customers, in a majority of our stores.

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

Connected Customer

Our website and our call center are important parts of our integrated connected customer strategy. We aim to elevate the customer experience through our website FloorandDecor.com. Growing our e‑commerce sales provides us with additional opportunity to enhance our connected customer experience for our customers. Home renovation and remodeling projects typically require significant investments of time and money from our DIY customers, and they consequently plan their projects carefully and conduct extensive research online. FloorandDecor.com is an important tool for engaging our DIY customers throughout this process, educating them on our product offerings and providing them with design ideas. Our Pro customers use the website to browse our broad product assortment, to continually educate themselves on new techniques and trends and to share our virtual catalogue and design ideas with their customers. In addition, sales associates at our call center are available to assist our customers with their projects and questions. We designed the website to be a reflection of our stores and to promote our wide selection of high quality products and low prices. To this end, we believe the website provides not only the same region‑specific product selection that customers can expect in our stores, but also the opportunity to extend our assortment by offering our entire portfolio of products.

In addition to highlighting our broad product selection, we believe FloorandDecor.com offers a convenient opportunity for customers to purchase products online and pick them up in our stores. Approximately 77% of our e‑commerce sales are picked up in‑store. As we continue to grow, we believe connected customer will become an increasingly important part of our strategy.

Marketing and Advertising

We use a multi‑platform approach to increasing Floor & Decor’s brand awareness, while historically maintaining a low average advertising to net sales ratio of approximately 3%. We use traditional advertising media, combined with social media and online marketing, to share the Floor & Decor story with a growing audience. We take the same customized approach with our marketing as we do with our product selection; each region has a varied media mix based on local trends and what we believe will most efficiently drive sales. To further enhance our targeting efforts, our store managers have significant input into their respective stores’ marketing spend.

A key objective of our messaging is to make people aware of our stores, products and services. Based on our internal research, we estimate the conversion rate from a customer visiting one of our stores to purchasing our products is 76%.

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

We want our customers to have a great experience at their local Floor & Decor store. Through our TV and radio commercials, print and outdoor ads, in‑store flyers, online messaging and community events, we show our customers that we are a trusted resource with a vast selection, all at a low price.

Sourcing

Floor & Decor has a well‑developed and geographically diverse supplier base. We source our industry leading merchandise assortment from over 240 suppliers in over 21 countries, and maintain good relationships with our vendors. No supplier accounts for more than 10% of our net sales, other than one supplier that accounts for approximately 13% of our net sales. We are focused on bypassing agents, brokers, distributors and other middlemen in our supply chain in order to reduce costs and lead time. Over the past several years, we have established a Global Sourcing and Compliance Department to, among other things, develop and implement policies and procedures in order to address compliance with appropriate regulatory bodies, including compliance with the requirements of the Lacey Act, CARB and the EPA. In addition, we utilize third‑party consultants for audits, testing and surveillance to ensure product safety and compliance. Additionally, we have invested in technology and personnel to collaborate throughout the entire supply chain process. We believe that our direct sourcing model and the resulting relationships we have developed with our suppliers are distinct competitive advantages. The cost savings we achieve by directly sourcing our merchandise enable us to offer our customers low prices. Additionally, our close relationships with suppliers allow us to collaborate with them directly to develop and quickly introduce innovative and quality products that meet our customers’ evolving tastes and preferences at low prices. We plan to continue increasing the percentage of merchandise that we directly source from suppliers.

Distribution and Order Fulfillment

Merchandise inventory is our most significant working capital asset and is considered “in-transit” or “available for sale”, based on whether we have physically received the products at an individual store location or in one of our three distribution centers. In-transit inventory generally varies due to contractual terms, country of origin, transit times, international holidays, weather patterns and other factors, but approximately 16% of our inventory is in-transit, while roughly 84% is available for sale in our stores or at one of our three distribution centers.

We have invested significant resources to develop and enhance our distribution network. We have three distribution centers strategically located across the United States in port cities near Savannah, Georgia; Houston, Texas; and Los Angeles, California. We closed our distribution center near Miami, Florida in the first quarter of fiscal 2018. Third‑party brokers arrange the shipping of our international and domestic purchases to our distribution centers and stores and bill us for shipping costs according to the terms of the purchase agreements with our suppliers. We are typically able to transport inventory from our distribution centers to our stores in less than one week. This quick turnaround time enhances our ability to maintain project‑ready quantities of the products stocked in our stores. To further strengthen our distribution capabilities, we have converted all of our distribution centers to Company‑operated facilities. In conjunction with the change in responsibility, we have implemented a warehouse management and transportation management system tailored to our unique needs across all three distribution centers. We believe this system will increase service levels, reduce shrinkage and damage, help us better manage our inventory and allow us to better implement our connected customer initiatives.

In the fourth quarter of fiscal 2017, we began operating in a newly constructed, leased 1.4 million square foot distribution center near Savannah, Georgia. In December 2017, we relocated all of the existing inventory from our prior leased 378,000 square foot distribution center located near Savannah, Georgia to this new distribution center, and in the first quarter of fiscal 2018, we relocated all of the existing inventory from our 322,000 square foot leased distribution center near Miami, Florida to this new distribution center. We exited our lease on the 378,000 square foot distribution center near Savannah, Georgia in the first quarter of fiscal 2018 and plan to exit our lease on the 322,000 square foot distribution center near Miami, Florida in 2021.

We anticipate opening a new distribution center in Maryland in late fiscal 2019, and we plan to continue to seek further opportunities to enhance our distribution capabilities and align them with our strategic growth initiatives.

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

The following chart illustrates our current corporate structure:

Employees

As of December 27, 2018, we had 6,566 employees, 4,707 of whom were full‑time and none of whom were represented by a union. Of these employees, 5,742 work in our stores, 579 work in corporate, store support, infrastructure, e‑commerce or similar functions, 232 work in distribution centers, and 13 work in our Asia sourcing office in Shanghai, China. We believe that we have good relations with our employees.

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

Trademarks and other Intellectual Property

As of February 20, 2019, we have 76 registered marks and several pending trademark applications in the United States. We regard our intellectual property, including our over 50 proprietary brands, as having significant value, and our brand is an important factor in the marketing of our products. Accordingly, we have taken, and continue to take, appropriate steps to protect our intellectual property.

Available Information

We maintain a website at www.FloorandDecor.com. The information on or available through our website is not, and should not be considered, a part of this Annual Report. You may access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as other reports relating to us that are filed with, or furnished to, the Securities and Exchange Commission (the “SEC”) free of charge on our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

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

Our business, financial condition and operating results are affected by general economic conditions and discretionary spending by our customers. Such general economic conditions and discretionary spending are beyond our control and are affected by, among other things:

•	consumer confidence in the economy;
•	unemployment trends;
•	consumer debt levels;
•	consumer credit availability;
•	data security and privacy concerns;
•	the housing market, including housing turnover and whether home values are rising or declining;
•	energy prices;
•	interest rates and inflation;
•	price deflation, including due to low‑cost imports;
•	slower rates of growth in real disposable personal income;
•	natural disasters and unpredictable weather;
•	national security concerns and other geopolitical risks;
•	uncertain U.S. political conditions, including the possibility of future government shutdowns;
•	trade relations and tariffs;
•	tax rates and tax policy; and
•	other matters that influence consumer confidence and spending.

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
•

regions where we have stores that could be impacted by hurricane, fire, or other natural disasters (including those due to the effects of climate change such as increased storm severity, drought, wildfires, and potential flooding due to rising sea levels and storm surges);

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

We have 100 warehouse‑format stores and one small‑format standalone design center located throughout the United States as of December 27, 2018. We plan to open 20 warehouse-format stores during fiscal 2019 and to increase the number of new stores that we open during each of the next several years thereafter. We also plan to relocate a warehouse-format store in fiscal 2019. This growth strategy and the investment associated with the development of each new store may cause our operating results to fluctuate and be unpredictable or decrease our profits. We cannot ensure that store locations will be available to us, or that they will be available on terms acceptable to us. If additional retail store locations are unavailable on acceptable terms, we may not be able to carry out a significant part of our growth strategy or our new stores’ profitability may be lower. Our future operating results and ability to grow will depend on various other factors, including our ability to:

•	successfully select new markets and store locations;
•	negotiate leases on acceptable terms;

•	attract, train and retain highly qualified managers and staff;
•	maintain our reputation of providing quality, safe and compliant products; and
•	manage store opening costs.

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

The current domestic and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy. In September 2018, the U.S. imposed tariffs of 10% on many products from China, and the U.S. administration has announced an intention to increase that amount to 25% in March 2019 if a trade agreement cannot be reached. We import approximately 50% of the products we sell from China, the vast majority of which are impacted by these tariffs. Any further expansion in the types or levels of tariffs implemented has the potential to negatively impact our business, financial condition and results of operations. Additionally, there is a risk that the U.S. tariffs on imports are met with tariffs on U.S. produced exports and that a broader trade conflict could ensue, which has the potential to significantly impact global trade and economic conditions. Potential costs and any attendant impact on pricing arising from these tariffs and any further expansion in the types or levels of tariffs implemented could require us to modify our current business practices and could adversely affect our business, financial condition and results of operations.

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

We manage our three distribution centers internally rather than rely on independent third-party logistics providers. If we are not able to manage our distribution centers successfully or at a lower cost than with third-party logistics providers, it could adversely affect our business, financial condition and operating results. We expect to open a new distribution center in Maryland in late fiscal 2019. As we work towards the consummation of this transition, we may incur unexpected costs, and our ability to distribute our products may be adversely affected. Any disruption in the transition to or operation of our distribution centers could have an adverse impact on our business, financial condition and operating results. In addition, our long‑term plan contemplates the ability to sublet a portion of our previously occupied distribution centers. Any failure to do so on favorable terms could have a negative impact on our financial condition and operating results.

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

Our operating results may be affected by the wholesale prices of hard surface flooring products, setting and installation materials and the related accessories that we sell. These prices may fluctuate based on a number of factors beyond our control, including the price of raw materials used in the manufacture of hard surface flooring, energy costs, changes in supply and demand, concerns about inflation, general economic conditions, labor costs, competition, import duties, tariffs, currency exchange rates, government regulation, the impact of natural disasters (including those due to the effects of climate change), duty and other import costs. In particular, energy costs have fluctuated dramatically in the past and may fluctuate in the future. These fluctuations may result in an increase in our transportation costs for distribution from the manufacturer to our distribution centers and from our distribution centers to our retail stores, utility costs for our distribution centers and retail stores and overall costs to purchase products from our suppliers.

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

We currently maintain a high level of inventory consisting of on average approximately 3,800 SKUs per store and an average inventory per store of approximately $2.5 million at cost in order to have a broad assortment of products across a wide variety of hard surface flooring categories in project‑ready quantities. We also carry an additional $156.9 million of inventory outside our stores, primarily at our distribution centers, as of the end of fiscal 2018. The investment associated with this high level of inventory is substantial, and efficient inventory management is a key component of our business success and profitability. If we fail to adequately project the amount or mix of our inventory, we may miss sales opportunities or have to take unanticipated markdowns or hold additional clearance events to dispose of excess inventory, which will adversely affect our operating results.

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

We intend to move our existing headquarters and may face disruption and additional costs.

Due to space constraints at our existing store support center, which serves as our corporate headquarters, we have entered into a lease to relocate our corporate headquarters and expect to begin moving to the new store support center in the third quarter of fiscal 2019. In connection with the relocation, we expect to incur additional expenses, including those related to moving and exit costs and tenant improvements, as well as furniture and equipment for the new corporate headquarters. The relocation could result in business disruption and could have a negative impact on our operating results. In addition, we may incur charges related to exiting our current store support center if we are not able to exit or release on favorable terms.

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

If our business does not generate sufficient cash flow from operations to fund these activities or if these investments do not yield cash flows in line with past performance or our expectations, we may need additional equity or debt financing. If such financing is not available to us, or is not available on satisfactory terms, our ability to operate and expand our business or respond to competitive pressures would be curtailed, and we may need to delay, limit or eliminate planned store openings or operations or other elements of our growth strategy. If we raise additional capital by issuing equity securities or securities convertible into equity securities, our stockholders’ ownership would be diluted.

We depend on a number of suppliers, and any failure by any of them to supply us with quality products on attractive terms and prices may adversely affect our business, financial condition and operating results.

We depend on our suppliers to deliver quality products to us on a timely basis at attractive prices. Additionally, we source the products that we sell from over 240 domestic and international suppliers. However, in the future, we may not be able to acquire desired merchandise in sufficient quantities on terms acceptable to us, which may impair our relationship with our customers, impair our ability to attract new customers, reduce our competitiveness and adversely affect our business, financial condition and operating results.

Changes in tax laws, trade policies and regulations or in our operations and newly enacted laws or regulations may impact our effective tax rate or may adversely affect our business, financial condition and operating results.

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

Additionally, we import approximately 50% of the products we sell from China. The Chinese government has in the past imposed restrictions on manufacturing facilities, including a shut‑down of transportation of materials and power plants to reduce air pollution. If, in the future, restrictions are imposed that include our operations, our suppliers’ ability to supply current or new orders would be significantly impacted. These and other factors beyond our control could disrupt the ability of our suppliers to ship certain products to us cost‑effectively or at all, expose us to significant operational and legal risk and negatively affect our reputation, any of which could adversely affect our business, financial condition and results of operations.

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

For instance, we have previously settled claims related to unfavorable allegations surrounding the product quality of our laminates sourced from China. Although such claims have been resolved, we cannot predict whether we will face additional lawsuits that are not covered by the settlement or the release. If additional lawsuits are filed, we could incur significant costs, be liable to damages, be subject to fines, penalties, injunctive relief, criminal charges or other legal risks, which could reduce demand for our products and adversely affect our business, financial condition and operating results.

Negative publicity surrounding product matters, including publicity about other retailers, may harm our reputation and affect the demand for our products. In addition, if more stringent laws or regulations are adopted in the future, we may have difficulty complying with the new requirements imposed by such laws and regulations, and in turn, our business, financial condition and operating results could be adversely affected. Moreover, regardless of whether any such changes are adopted, we may become subject to claims or governmental investigations alleging violations of applicable laws and regulations. Any such matter may subject us to fines, penalties, injunctions, litigation and/or potential criminal violations. Any one of these results could negatively affect our business, financial condition and operating results and impair our ability to grow or sustain our business.

If we violate or are alleged to have violated environmental, health and safety laws and regulations, we could incur significant costs and other negative effects that could reduce demand for our products and adversely affect our business, financial condition and operating results.

Certain portions of our operations are subject to laws and regulations governing the environmental protection of natural resources and health and safety, including formaldehyde emissions and the use, storage, handling, generation, transportation, treatment, emission, release, discharge and disposal of certain hazardous materials and wastes. In addition, certain of our products are subject to laws and regulations relating to the importation, exportation, acquisition or sale of certain plants and plant products, including those that have been illegally harvested, and the emissions of hazardous materials.

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

We are subject to a wide range of general and industry‑specific laws and regulations imposed by federal, state and local authorities in the countries in which we operate including those related to customs, foreign operations (such as the FCPA), truth‑in‑advertising, consumer protection (such as the Telephone Consumer Protection Act), privacy, product safety (such as the Formaldehyde Standards in Composite Wood Products Act), the environment (such as the Lacey Act), intellectual property infringement, zoning and occupancy matters as well as the operation of retail stores and distribution facilities. In addition, various federal and state laws govern our relationship with, and other matters pertaining to, our employees, including wage and hour laws, laws governing independent contractor classifications, requirements to provide meal and rest periods or other benefits, family leave mandates, requirements regarding working conditions and accommodations to certain employees, citizenship or work authorization and related requirements, insurance and workers’ compensation rules and anti‑discrimination laws. In recent years, we and other parties in the flooring industry have been or currently are parties to litigation involving claims that allege violations of the foregoing laws, including claims related to product safety and patent claims. In addition, there has been an increase in the number of wage and hour class action claims that allege misclassification of overtime eligible workers and/or failure to pay overtime‑eligible workers for all hours worked, particularly in the retail industry. Although we believe that we have complied with these laws and regulations, there is nevertheless a risk that we will become subject to claims that allege we have failed to do so. Any claim that alleges a failure by us to comply with any of the foregoing laws and regulations may subject us to fines, penalties, injunctions, litigation and/or potential criminal violations, which could adversely affect our reputation, business, financial condition and operating results.

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

As noted above, the techniques used by criminals to obtain unauthorized access to sensitive data change frequently and often are not recognized until launched against a target; accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures. In addition, advances in computer capabilities, new technological discoveries or other developments may also compromise or result in the obsolescence of the technology used to protect sensitive information. An actual or anticipated attack or security incident may cause us to incur additional costs, including costs related to diverting or deploying personnel, implementing preventative measures, training employees and engaging third‑party experts and consultants. Further, any security breach incident could expose us to risks of data loss, regulatory and law enforcement investigations, litigation and liability and could seriously disrupt our operations and any resulting negative publicity could significantly harm our reputation and relationships with our customers and adversely affect our business, financial condition and operating results.

A material disruption in our information systems, including our website and call center, could adversely affect our business or operating results and lead to reduced net sales and reputational damage.

We rely on our information systems to process transactions, summarize our results of operations and manage our business. In particular, our website and our call center are important parts of our integrated connected customer strategy and customers use these systems as information sources on the range of products available to them and as a way to order our products. Therefore, the reliability and capacity of our information systems is critical to our operations and the implementation of our growth initiatives. However, our information systems are subject to damage or interruption from planned upgrades in technology interfaces, power outages, computer and telecommunications failures, computer viruses, cyber‑attacks or other security breaches and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, acts of war or terrorism and usage errors by our employees. If our information systems are damaged or cease to function properly, we may have to make a significant investment to fix or replace them, and we may suffer losses of critical data and/or interruptions or delays in our operations. In addition, to keep pace with changing technology, we must continuously implement new information technology systems as well as enhance our existing systems. Moreover, the successful execution of some of our growth strategies, in particular the expansion of our connected customer and online capabilities, is dependent on the design and implementation of new systems and technologies and/or the enhancement of existing systems. Any material disruption in our information systems, or delays or difficulties in implementing or integrating new systems or enhancing or expanding current systems, could have an adverse effect on our business (in particular our call center and online operations) and our operating results and could lead to reduced net sales and reputational damage.

We identified a material weakness in our internal controls related to ineffective information technology general controls which, if not remediated appropriately or timely, could result in loss of investor confidence and adversely impact our stock price.

Internal controls related to the operation of technology systems are critical to maintaining adequate internal control over financial reporting. As disclosed in Part II, Item 9A, during the fourth quarter of fiscal 2018, management identified a material weakness in internal controls related to ineffective information technology general controls (“ITGCs”) in the areas of user access and program change-management over certain information technology systems that support the Company’s financial reporting processes. As a result, management concluded that our internal control over financial reporting was not effective as of December 27, 2018.

Although we are in the process of carrying out remediation activities, we cannot provide any assurance that the measures we have taken to date, together with any measures we may take in the future, will be sufficient to remediate the material weakness in our internal control over financial reporting or to avoid potential future material weaknesses. These measures will result in additional technology and other expenses. If we are unable to remediate the material weakness, or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected. This could subject us to litigation or investigations requiring management resources and payment of legal and other expenses and could result in negative publicity, harm to our reputation and adversely affect our business, financial condition and operating results or adversely affect the market price of our common stock.

We are subject to payments‑related risks that could increase our operating costs, expose us to fraud, subject us to potential liability and potentially disrupt our business.

We accept payments using a variety of methods, including credit cards, debit cards, gift cards and physical bank checks. These payment options subject us to many compliance requirements, including, but not limited to, compliance with the Payment Card Industry Data Security Standards, which represents a common set of industry tools and measurements to help ensure the safe handling of sensitive information, and compliance with contracts with our third-party processors. These payment options also subject us to potential fraud by criminal elements seeking to discover and take advantage of security vulnerabilities that may exist in some of these payment systems. For certain payment methods, including credit cards and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards and gift cards, and it could disrupt or harm our business if these companies become unwilling or unable to provide these services to us, experience a data security incident or fail to comply with applicable rules and industry standards. We are also subject to payment card association operating rules, including data security rules, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or if our data security systems or payment card information of our customers are breached or compromised, there is the potential that parties could seek damages from us, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and lose our ability to accept credit cards and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments, we could lose the confidence of customers and our business, financial condition and operating results could be adversely affected. We may also need to expend significant management and financial resources to become or remain compliant with relevant standards and requirements, which could divert resources from other initiatives and adversely affect our business, financial condition and operating results.

Our facilities and systems, as well as those of our suppliers, are vulnerable to natural disasters and other unexpected events, and as a result we may lose merchandise and be unable to effectively deliver it to our stores.

Our retail stores, store support center and distribution centers, as well as the operations of our suppliers from which we receive goods and services, are vulnerable to damage from earthquakes, tornadoes, hurricanes, fires, floods and similar events. If any of these events result in damage to our facilities, systems or equipment, or those of our suppliers, they could adversely affect our ability to stock our stores and deliver products to our customers, and could adversely affect our net sales and operating results. In addition, we may incur costs in repairing any damage beyond our applicable insurance coverage. In particular, any disruption to any of our distribution centers could have a material adverse impact on our business.

Material damage to, or interruptions in, our information systems as a result of external factors, staffing shortages and difficulties in updating our existing software or developing or implementing new software could adversely affect our business, financial condition and operating results.

We depend largely upon our information technology systems in the conduct of all aspects of our operations. Such systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses and security breaches. Damage or interruption to our information systems may require a significant investment to fix or replace them, and we may suffer interruptions in our operations in the interim including issues operating our distribution centers and/or managing our inventory. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology, or with maintenance or adequate support of existing systems, could also disrupt or reduce the efficiency of our operations. Further, the software programs supporting many of our systems were licensed to us by independent software developers. The inability of these developers or us to continue to maintain and upgrade these information systems and software programs would disrupt or reduce the efficiency of our operations if we were unable to convert to alternate systems in an efficient and timely manner and could adversely affect our business, financial condition and operating results. Moreover, any material interruptions or failures in our information systems may adversely affect our business, financial condition and operating results.

As we have a high concentration of stores in the southern region of the United States, we are subject to regional risks.

We have a high concentration of stores in the southern region of the United States. If this market suffers an economic downturn or other significant adverse event, our comparable store sales, net sales, profitability and the ability to implement our planned expansion could be adversely affected. Any natural disaster, extended adverse weather or other serious disruption in this market, whether due to fire, tornado, hurricane, or any other calamity, could damage inventory and could result in decreased net sales.

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

There is a high level of competition for qualified regional managers, store managers and sales associates among home improvement and flooring retailers in local markets, and as a result, we may not succeed in attracting and retaining the personnel we require to conduct our current operations and support our plans for expansion. In addition, we compete with other retail businesses for many of our associates in hourly positions, and we invest significant resources in training and motivating them to maintain a high level of job satisfaction. These positions have historically had high turnover rates, which can lead to increased training and retention costs, particularly in a tight labor market. If our recruiting and retention efforts are not successful, we may have a shortage of qualified employees in future periods. Any such shortage would decrease our ability to effectively serve our customers. Such a shortage would also likely lead to higher wages for employees and a corresponding reduction in our operating results. In addition, as we expand into new markets, we may find it more difficult to hire, develop and retain qualified employees and may experience increased labor costs. Any failure by us to attract, train and retain highly qualified managers and staff could adversely affect our operating results and future growth opportunities.

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

We may become parties to disputes from time to time over rights and obligations concerning intellectual property, and we may not prevail in these disputes. Third parties may raise claims against us alleging infringement or violation of the intellectual property of such third‑party. Even if we prevail in such disputes, the costs we incur in defending such dispute may be material and costly. Some third‑party intellectual property rights may be extremely broad, and it may not be possible for us to conduct our operations in such a way as to avoid violating any such intellectual property rights. Any such intellectual property claim could subject us to costly litigation and impose a significant strain on our financial resources and management personnel regardless of whether such claim has merit. The liability insurance we maintain may not adequately cover potential claims of this type, and we may be required to pay monetary damages or license fees to third parties, which could have a material adverse effect on our business, financial condition and operating results.

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

The terms of our $300 million asset‑based revolving credit facility (the “ABL Facility”), and our $350 million senior secured term loan facility (the “Term Loan Facility” and together with the ABL Facility, our “Credit Facilities”), restrict our subsidiaries from paying dividends and otherwise transferring cash or other assets to us except in certain limited circumstances. If we become insolvent or there is a liquidation or other reorganization of any of our subsidiaries, our stockholders likely will have no right to proceed against their assets. Creditors of those subsidiaries will be entitled to payment in full from the sale or other disposal of the assets of those subsidiaries before we, as an equity holder, would be entitled to receive any distribution from that sale or disposal. If our subsidiaries are unable to pay dividends or make other payments to us when needed, we will be unable to satisfy our obligations.

We face risks related to our indebtedness.

As of December 27, 2018, the principal amount of our total indebtedness was approximately $145.3 million related to our indebtedness outstanding under the Term Loan Facility. In addition, as of December 27, 2018, we had the ability to access approximately $289.2 million of unused borrowings available under the ABL Facility without violating any covenants thereunder and had approximately $10.9 million in outstanding letters of credit thereunder.

Our indebtedness, combined with our lease and other financial obligations and contractual commitments, could adversely affect our business, financial condition and operating results by:

•

making it more difficult for us to satisfy our obligations with respect to our indebtedness, including restrictive covenants and borrowing conditions, which may lead to an event of default under the agreements governing our debt;

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

We may also incur substantial additional indebtedness in the future, subject to the restrictions contained in our Credit Facilities. If such new indebtedness is in an amount greater than our current debt levels, the related risks that we now face could intensify. However, we cannot assure you that any such additional financing will be available to us on acceptable terms or at all. Moreover, for taxable years beginning after December 31, 2017, the deductibility of net business interest expenses on our indebtedness for each taxable year could be limited under the Tax Cuts and Jobs Act (the “Act”).

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

If we do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our indebtedness, selling our assets, reducing or delaying capital investments or seeking to raise additional capital. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Credit Facilities-” for more information.

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

In addition, a breach of any of the restrictive covenants in our Credit Facilities may constitute an event of default, permitting the lenders to declare all outstanding indebtedness under both our Credit Facilities to be immediately due and payable or to enforce their security interest, which could adversely affect our ability to respond to changes in our business and manage our operations. Upon the occurrence of an event of default under any of the agreements governing our Credit Facilities, the lenders could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in such credit agreements. If any of our indebtedness under either of our Credit Facilities were to be accelerated, there can be no assurance that our assets would be sufficient to repay this indebtedness in full, which could adversely affect our ability to continue to operate as a going concern. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Credit Facilities” for more information.

Our fixed lease obligations could adversely affect our operating results.

We are required to use a significant portion of cash generated by our operations to satisfy our fixed lease obligations, which could adversely affect our ability to obtain future financing to support our growth or other operational investments. We will require substantial cash flows from operations to make our payments under our operating leases, all of which provide for periodic increases in rent. As of December 27, 2018, our minimum annual rental obligations under long‑term operating leases for the fiscal years ending December 26, 2019 and December 31, 2020 are approximately $114.1 million and $131.4 million, respectively. If we are not able to make payments under our operating leases, this could trigger defaults under other leases or, in certain circumstances, under our Credit Facilities, which could cause the counterparties or lenders under those agreements to accelerate the obligations due thereunder.

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

On May 2, 2017, we completed our initial public offering (the “IPO”). Since the IPO, the price of our common stock as reported by The New York Stock Exchange (“NYSE”) has ranged from a low closing sales price of $24.00 on December 24, 2018 to a high closing sales price of $57.50 on April 5, 2018. In addition, the trading price of our common stock has been, and may continue to be, subject to wide price fluctuations in response to various factors, many of which are beyond our control, including those described above in “—Risks Related to our Business” and the following:

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

Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, including ours. These fluctuations sometimes have been unrelated or disproportionate to the operating performance of those companies. These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise adversely affect the price or liquidity of our common stock.

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

The market price of our common stock could decline as a result of (i) sales of a large number of shares of our common stock in the market, particularly sales by our directors, employees (including our executive officers) and certain other significant stockholders, and (ii) a large number of shares of our common stock being registered or offered for sale. These sales, or the perception that these sales could occur, may depress the market price of our common stock. As of February 20, 2019, there were 97,727,273 shares of common stock outstanding, all of which were freely tradeable on the NYSE, except that any shares held by our affiliates, as that term is defined in Rule 144 under the Securities Act (“Rule 144”), may only be sold in compliance with the registration requirements of the Securities Act or under an exemption under Rule 144 or otherwise.

Additionally, as of February 20, 2019, approximately 9,772,026 shares of our common stock are issuable upon exercise of stock options that vest and are exercisable at various dates through November 6, 2028, with an average weighted exercise price of $10.16 per share, and we have issued 10,165 shares of restricted stock with restrictions that lapse at various dates through November 2, 2020. Of such options, 6,395,267 are currently exercisable. We have filed a registration statement on Form S-8 under the Securities Act to register shares of our common stock issued or reserved for issuance under our stock incentive plans. The Form S-8 registration statement became effective immediately upon filing, and shares covered by that registration statement are eligible for sale in the public markets, subject to vesting restrictions and the limitations of Rule 144 applicable to affiliates.

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

Our directors, executive officers and holders of more than 5% of our Class A common stock, together with their affiliates, beneficially own, in the aggregate, approximately 66.8% of our outstanding Class A common stock. Ares Corporate Opportunities Fund III, L.P. (“Ares”), a fund affiliated with Ares Management Corporation (“Ares Management”), beneficially owns, in the aggregate, approximately 26.7% of our outstanding Class A common stock, and FS Equity Partners VI, L.P. and FS Affiliates VI, L.P., funds affiliated with Freeman Spogli Management Co., L.P. (collectively “Freeman Spogli” or “Freeman Spogli & Co.” and together with Ares, our “Sponsors”) beneficially own, in the aggregate, approximately 12.9% of our outstanding Class A common stock. Additionally, Sands Capital Management, LLC beneficially owns approximately 9.1% of our outstanding Class A common stock, Joho Capital LLC beneficially owns approximately 5.8%, and Wellington Management Group LLP beneficially owns approximately 5.2%. As a result, these stockholders acting together, or Ares or Freeman Spogli acting alone, are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of us or our assets. The investor rights agreement by and among us, Ares and Freeman Spogli also contains agreements among our Sponsors with respect to voting on the election of our directors and committee memberships on our board of directors (the “Board”). The interests of Ares or Freeman Spogli could conflict in material respects with yours, and this concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third-party from acquiring control over us. Certain of the members of our Board also have relationships with our Sponsors. David B. Kaplan and Rachel H. Lee serve as officers and principals of certain Ares affiliated entities. In addition, NAX 18, LLC, a consulting entity controlled by Norman H. Axelrod, provides consulting services to certain Ares affiliated entities. Brad J. Brutocao and John M. Roth serve as officers and principals of certain Freeman Spogli affiliated entities. In addition, Peter Starrett Associates, a consulting entity controlled by Peter M. Starrett, provides consulting services to certain Freeman Spogli affiliated entities. Our certificate of incorporation provides that no officer or director of ours who is also an officer, director, employee, managing director or other affiliate of our Sponsors will be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that any such individual directs a corporate opportunity to our Sponsors instead of us, or does not communicate information regarding a corporate opportunity to us that the officer, director, employee, managing director or other affiliate has directed to our Sponsors.

We do not currently expect to pay any cash dividends.

The continued operation and growth of our business will require substantial funding. Accordingly, we do not currently expect to pay any cash dividends on shares of our common stock. Any determination to pay dividends in the future will be at the discretion of our Board and will depend upon our operating results, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our Board deem relevant. Additionally, under our Credit Facilities, our subsidiaries are currently restricted from paying cash dividends except in limited circumstances, and we expect these restrictions to continue in the future. Accordingly, realization of a gain on your investment in our common stock will depend on the appreciation of the price of our common stock, which may never occur. Investors seeking cash dividends in the foreseeable future should not purchase our common stock. See Item 5, “Market for Registrant’s Common Equity- Related Stockholder Matters and Issuer Purchases of Equity” for more information.

As a result of our 2017 IPO, our costs have increased significantly, and our management is required to devote substantial time to complying with public company regulations, which will negatively impact our financial performance and could cause our results of operations or financial condition to suffer.

In April 2017, we priced our IPO. As a result, we will continue to incur additional legal, accounting, insurance and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with the Sarbanes‑Oxley Act, Dodd‑Frank Wall Street Reform and Consumer Protection Act and related rules implemented by the SEC. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. These rules and regulations increase our legal and financial compliance costs and make some activities more time‑consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. In estimating these costs, we took into account expenses related to insurance, legal, accounting, and compliance activities, as well as other expenses. These laws and regulations can also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations can also make it more difficult for us to attract and retain qualified persons to serve on our Board, our Board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions and other regulatory action and potentially civil litigation.

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

Our issuance of shares of preferred stock could delay or prevent a change of control of the Company. Our Board has the authority to cause us to issue, without any further vote or action by our stockholders, shares of preferred stock, par value $0.001 per share, in one or more series, to designate the number of shares constituting any series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. The issuance of shares of preferred stock may have the effect of delaying, deferring or preventing a change in control of our Company without further action by our stockholders, even where stockholders are offered a premium for their shares.

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

ITEM 1B.           UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.              PROPERTIES.

We have 100 U.S. warehouse‑format stores located in 28 states, as shown in the chart below:

Number of
State	Stores
Alabama	1
Arizona	5
California	10
Colorado	3
Florida	18
Georgia	7
Illinois	6
Indiana	1
Kansas	1
Kentucky	1
Louisiana	1
Maryland	1
Massachusetts	1
Missouri	1
Nevada	3
New Jersey	3
New Mexico	1
New York	1
North Carolina	2
Ohio	2
Oklahoma	1
Pennsylvania	2
Tennessee	3
Texas	15
Utah	2
Virginia	5
Washington	2
Wisconsin	1
Total	100

We opened 17 new stores during fiscal 2018. In addition to our warehouse-format stores, we operate one separate small 5,500 square foot design center located in New Orleans, Louisiana. Our headquarters, which we refer to as our store support center, is approximately 106,600 square feet and is located in Smyrna, Georgia. Additionally, we operate an approximately 37,000 square foot product review center in Smyrna, Georgia, as well as a 20,400 square foot sample fulfillment center in Marietta, GA.

Due to space contsraints at our store support center, in October 2018, we signed a lease to relocate the store support center to a new facility in Atlanta, Georgia. The new location has approximately 185,473 square feet of office space with room for expansion. The lease has a twelve year term with rent expense of approximately $469 thousand per month and is expected to commence in July 2019. We are still evaluating our options related to our current store support center. If we decide to exit the current lease, we could incur lease exit costs of up to $9 million.

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

ITEM 3.              LEGAL PROCEEDINGS.

We are engaged in various legal actions, claims and proceedings arising in the ordinary course of business, including claims related to breach of contracts, product liabilities, intellectual property matters and employment related matters resulting from our business activities. As with most actions such as these, an estimation of any possible and/or ultimate liability cannot always be determined. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

ITEM 4.              MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been listed on the NYSE under the symbol “FND” since our IPO on April 27, 2017. Prior to that date, there was no public market for our common stock. On February 20, 2019, there were 35 stockholders of record of our Class A common stock. The actual number of stockholders is greater than the number of record holders stated above, and includes stockholders who are beneficial owners, but whose shares are held in “street name” by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Stock Performance Graph

The following graph shows a comparison of cumulative total return to holders of common stock against the cumulative total return of the S&P 500 Index and the S&P 500 Home Improvement Retail Index from April 27, 2017 (the date our common stock commenced trading on the NYSE) through December 27, 2018. The comparison of the cumulative total returns for each investment assumes that $100 was invested in our Class A common stock and the respective indices on April 27, 2017 through December 27, 2018, including reinvestment of any dividends. Historical share price performance should not be relied upon as an indication of future share price performance.

$170.00
$150.00
$130.00
$110.00
$90.00
$70.00
4/27/2017
6/29/2017
9/28/2017
12/28/2017
3/29/2018
6/28/2018
9/27/2018
12/27/2018
FND
S&P 500 Index
S&P Home Improvement Retail Index

	4/27/2017	6/29/2017	9/28/2017	12/28/2017	3/29/2018	6/28/2018	9/27/2018	12/27/2018
FND	$100.00	$126.99	$120.81	$154.73	$162.62	$154.60	$95.85	$81.15
S&P 500 Index	$100.00	$101.49	$105.28	$112.72	$110.77	$113.93	$122.22	$104.39
S&P 500 Home Improvement Retail	$100.00	$95.46	$101.10	$118.17	$111.16	$121.71	$133.16	$108.86

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Repurchases of our Common Stock

None.

ITEM 6.              SELECTED FINANCIAL DATA.

The following table sets forth certain selected historical financial and operating data of the Company as of the dates and for the periods indicated. The following selected financial data are qualified by reference to, and should be read in conjunction with, the consolidated financial statements, related notes and other financial information, as well as in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. We operate on a 52- or 53-week fiscal year ending on the Thursday on or preceding December 31. The data presented contains references to fiscal 2014, fiscal 2015, fiscal 2016, fiscal 2017, and fiscal 2018, which represent our fiscal years ended December 25, 2014, December 29, 2016, December 28, 2017 and December 27, 2018 all of which were 52-week periods, and December 31, 2015, which was a 53-week period.

	Fiscal Year Ended
(in thousands, except per share amounts)(1)	12/27/2018	12/28/2017	12/29/2016	12/31/2015(2)	12/25/2014
Net sales	$1,709,848	$1,384,767	$1,050,759	$784,012	$584,588
Cost of sales	1,007,580	812,203	621,497	471,390	355,051
Gross profit	702,268	572,564	429,262	312,622	229,537
Operating expenses:
Selling & store operating expenses	439,495	353,647	271,876	202,637	146,485
General & administrative expenses	105,327	84,661	64,025	49,917	38,984
Pre-opening expenses	26,145	16,485	13,732	7,380	7,412
Litigation settlement	—	—	10,500	—	—
Executive severance(3)	—	—	—	296	2,975
Total operating expenses	570,967	454,793	360,133	260,230	195,856
Operating income	131,301	117,771	69,129	52,392	33,681
Interest expense	8,917	13,777	12,803	9,386	8,949
Loss on early extinguishment of debt	—	5,442	1,813	—	—
Income before income taxes	122,384	98,552	54,513	43,006	24,732
Provision for income taxes	6,197	(4,236)	11,474	16,199	9,634
Net income	$116,187	$102,788	$43,039	$26,807	$15,098

Earnings per share:
Basic	$1.20	$1.13	$0.52	$0.32	$0.18
Diluted	$1.11	$1.03	$0.49	$0.31	$0.18
Weighted average shares outstanding:
Basic	96,770	90,951	83,432	83,365	83,222
Diluted	104,561	99,660	88,431	86,281	85,652

	As of
(in thousands)	12/27/2018	12/28/2017	12/29/2016	12/31/2015	12/25/2014
Consolidated balance sheet data:
Cash and cash equivalents	$644	$556	$451	$318	$279
Net working capital	158,029	146,856	95,550	109,565	78,577
Total assets	1,234,091	1,067,992	831,166	748,888	635,498
Total debt(4)	145,334	189,062	390,743	177,590	152,420
Total stockholders’ equity	584,309	442,860	134,283	312,365	282,236

	Fiscal Year Ended
(in thousands, except per share amounts)(1)	12/27/2018	12/28/2017	12/29/2016	12/31/2015(2)	12/25/2014
Consolidated statement of cash flows data:
Net cash provided by operating activities	$185,624	$109,207	$89,456	$20,380	$43,594
Net cash used in investing activities	(151,397)	(102,253)	(74,648)	(45,021)	(39,069)
Net cash (used in) provided by financing activities	(34,139)	(6,849)	(14,675)	24,680	(4,421)
Cash dividends declared per share	—	—	2.43	—	—

	Fiscal Year Ended
Other financial data:	12/27/2018	12/28/2017	12/29/2016	12/31/2015(2)	12/25/2014
Comparable store sales growth	9.2%	16.6%	19.4%	13.5%	15.8%
Number of stores open at the end of the period(5)	101	84	70	58	48
Adjusted EBITDA (in thousands)(6)	$191,939	$158,781	$108,398	$72,868	$51,208
Adjusted EBITDA margin	11.2%	11.5%	10.3%	9.3%	8.8%

(1)	All of the earnings per share data, share numbers, share prices, and exercise prices have been adjusted on a retroactive basis to reflect the 321.820-for-one stock split effected on April 24, 2017.
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

The reconciliations of net income to EBITDA and Adjusted EBITDA for the periods noted below are set forth in the table as follows:

	Fiscal Year Ended
(in thousands)	12/27/2018	12/28/2017	12/29/2016	12/31/2015(2)	12/25/2014
Net income	$116,187	$102,788	$43,039	$26,807	$15,098
Depreciation and amortization(a)	46,346	33,546	25,089	16,794	11,073
Interest expense	8,917	13,777	12,803	9,386	8,949
Loss on early extinguishment of debt(b)	—	5,442	1,813	—	—
Income tax expense (benefit)	6,197	(4,236)	11,474	16,199	9,634
EBITDA	177,647	151,317	94,218	69,186	44,754
Stock compensation expense(c)	6,514	4,959	3,229	3,258	2,323
Loss on asset disposal(d)	23	128	451	128	148
Executive severance(e)	—	—	—	296	2,975
Litigation settlement(f)	—	—	10,500	—	—
Other(g)	7,755	2,377	—	—	1,008
Adjusted EBITDA	$191,939	$158,781	$108,398	$72,868	$51,208

(a)	Net of amortization of tenant improvement allowances and excludes deferred financing amortization, which is included as a part of interest expense in the table above.
(b)

Loss recorded as a result of non-cash write-off of certain deferred financing fees related to the refinancing of term and revolver borrowings in fiscal 2016. For fiscal 2017, the loss related to repaying a portion of our Term Loan Facility with our net proceeds from the IPO.

(c)	Non-cash charges related to stock-based compensation programs, which vary from period to period depending on timing of awards and forfeitures.
(d)	For fiscal 2014, fiscal 2015, fiscal 2016, fiscal 2017, and fiscal 2018, the losses related primarily to assets retired in connection with significant store remodels.
(e)	Represents one-time costs incurred in connection with separation agreements with former officers.
(f)	Legal settlement related to classwide settlement to resolve a lawsuit.
(g)

Other adjustments include amounts management does not consider indicative of our core operating performance. Amounts for fiscal 2018 primarily relate to costs associated with two secondary public offerings of our Class A common stock by certain of our stockholders, the closing of our distribution center near Miami, Florida, and losses from hurricanes Harvey and Florence. Amounts for fiscal 2017 relate to costs in connection with the IPO, two secondary public offerings of our Class A common stock by certain of our stockholders and expenses and losses, net of recoveries, from hurricanes Harvey and Irma. The Company did not sell any shares in any of the secondary offerings and did not receive any proceeds from the sales of shares by the selling stockholders. Amounts for fiscal 2014 relate to costs in connection with the IPO.

ITEM 7.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with “Selected Financial Data” and our consolidated financial statements and the related notes thereto and other financial information included elsewhere in this filing. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in “Item 1A. Risk Factors.” See the cautionary note regarding forward-looking statements set forth at the beginning of Part I of this Annual Report.

Overview

Founded in 2000, Floor & Decor is a high‑growth, differentiated, multi‑channel specialty retailer of hard surface flooring and related accessories with 100 warehouse‑format stores across 28 states as of December 27, 2018. We believe that we offer the industry’s broadest assortment of tile, wood, laminate, vinyl, and natural stone flooring along with decorative and installation accessories at everyday low prices. We appeal to a variety of customers, including our Pro, DIY and BIY customers. Our warehouse‑format stores, which average approximately 75,000 square feet, carry on average approximately 3,800 flooring and decorative and installation accessory SKUs, 1.3 million square feet of flooring products and $2.5 million of inventory at cost. We believe that our inspiring design centers and creative and informative visual merchandising also greatly enhance our customers’ renovation experience. In addition to our stores, our website FloorandDecor.com showcases our products.

We believe our strong financial results are a reflection of a growing domestic hard surface flooring market, a unique approach to selling hard surface flooring and our consistent and disciplined culture of innovation and reinvestment, together creating a differentiated business model in the hard surface flooring category. In fiscal 2018, we experienced our tenth year of comparable store sales growth, averaging 14.8% and for the past three years averaging 15.1%.

	Year Ended
	12/27/2018	12/28/2017	12/29/2016	CAGR
Comparable stores sales	9.2%	16.6%	19.4%	N/A
Number of warehouse-format stores	100	83	69	20.4%
Net sales (in thousands)	$1,709,848	$1,384,767	$1,050,759	27.6%
Net income (in thousands)	$116,187	$102,788	$43,039	64.3%
Adjusted EBITDA (in thousands)	$191,939	$158,781	$108,398	33.1%

During fiscal 2018, we continued to make long‑term key strategic investments, including:

•

opening 17 new warehouse-format stores, including four new stores in densely populated markets in Boston, Seattle, Long Island and San Francisco Bay area, ending the year with 100 warehouse-format stores;

•	focusing on innovative new products and localized assortments, supported by inspirational in-store and online visual merchandising solutions;
•

augmenting the management team with new hires in store operations, store training, Pro and Commercial sales, e-commerce, supply chain, merchandising, real estate, information technology and inventory management;

•	investing in our connected customer, in-store designer, and Pro customer personnel and technology;
•	increasing proprietary credit offerings;
•	adding more resources dedicated to serving our Pro customers;
•	investing capital to continue enhancing the in-store shopping experience for our customers; and

•	increasing and expanding marketing campaigns to articulate our unique features and benefits in the hard surface flooring market.

Fiscal 2019 – A Look At The Upcoming Year

We believe that our compelling business model, in addition to the projected growth of the large and highly fragmented hard surface flooring market, provides us with an opportunity to significantly expand our store base in the U.S. from 100 warehouse format stores as of December 27, 2018 to approximately 400 stores nationwide within the next 10-15 years based on our internal research with respect to housing density, demographic data, competitor concentration and other variables in both new and existing markets. In 2019, we plan to grow our store base by approximately 20%. In addition to opening new stores, our focus will be on executing our core strategies as well as continuing to make investments that we believe will support our long-term growth, as outlined in “Item 1. Business - Our Growth Strategy.” Our ability to open profitable new stores depends on many factors, including the successful selection of new markets and store locations, our ability to negotiate leases on acceptable terms and our ability to attract highly qualified managers and staff. For further information see “Risk Factors—Risks Related to Our Business.”

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

Comparable store sales refer to period‑over‑period comparisons of our net sales among the comparable store base, which has historically been when customers obtained possession of their product. Starting in fiscal 2018, when the new revenue recognition standard was adopted, our comparable store sales refer to period-over-period comparisons of our net sales based on when the customer obtains control of their product, which is typically at the time of sale and may be slightly different than our historically reported net sales due to timing of when final delivery of the product has occurred. A store is included in the comparable store sales calculation on the first day of the thirteenth full fiscal month following a store’s opening, which is when we believe comparability has been achieved. Since our e‑commerce sales are fulfilled by individual stores, they are included in comparable store sales only to the extent the fulfilling store meets the above mentioned store criteria. Changes in our comparable store sales between two periods are based on net sales for stores that were in operation during both of the two periods. Any change in square footage of an existing comparable store, including remodels and relocations, does not eliminate that store from inclusion in the calculation of comparable store sales. Stores that are closed temporarily and relocated within their primary trade areas are included in same store sales. Additionally, any stores that were closed during the current or prior fiscal year are excluded from the definition of comparable stores.

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

Net sales reflect our sales of merchandise, less discounts and estimated returns and include our in-store sales and e-commerce sales. In certain cases, we arrange and pay for freight to deliver products to customers and bill the customer for the estimated freight cost, which is also included in net sales. Revenue is recognized when we satisfy the performance obligations in contracts with our customers. Our performance obligations for our retail store sales, as well as for orders placed through our website and shipped to our customers, are satisfied at the point-of-sale, which is the point at which the customer obtains control of the inventory.

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

Pre‑opening Expenses

We account for non-capital operating expenditures incurred prior to opening a new store or relocating an existing store as “pre-opening” expenses in our consolidated statements of income. Our pre-opening expenses begin, on average, three to six months in advance of a store opening or relocating due to, among other things, the amount of time it takes to prepare a store for its grand opening. Pre-opening expenses primarily include the following: rent, advertising, training, staff recruiting, utilities, personnel, and equipment rental. A store is considered to be relocated if it is closed temporarily and re-opened within the same primary trade area.

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated, in dollars and as a percentage of net sales:

	Year Ended
	12/27/2018		12/28/2017
(in thousands)	Actual	% of Sales	Actual	% of Sales	$ Increase/(Decrease)	% Increase/(Decrease)
Net sales	$1,709,848	100.0%	$1,384,767	100.0%	$325.1	23.5%
Cost of sales	1,007,580	58.9	812,203	58.7	195.4	24.1
Gross profit	702,268	41.1	572,564	41.3	129.7	22.7
Operating expenses:
Selling & store operating expenses	439,495	25.7	353,647	25.5	85.8	24.3
General & administrative expenses	105,327	6.2	84,661	6.1	20.7	24.4
Pre-opening expenses	26,145	1.5	16,485	1.2	9.7	58.6
Total operating expenses	570,967	33.4	454,793	32.8	116.2	25.5
Operating income	131,301	7.7	117,771	8.5	13.5	11.5
Interest expense	8,917	0.5	13,777	1.0	(4.9)	(35.3)
Loss on early extinguishment of debt	—	—	5,442	0.4	(5.4)	(100.0)
Income before income taxes	122,384	7.2	98,552	7.1	23.8	24.2
Provision for income taxes	6,197	0.4	(4,236)	(0.3)	10.4	NM
Net income	$116,187	6.8%	$102,788	7.4%	$13.4	13.0%

	Year Ended
	12/28/2017		12/29/2016
(in thousands)	Actual	% of Sales	Actual	% of Sales	$ Increase/(Decrease)	% Increase/(Decrease)
Net sales	$1,384,767	100.0%	$1,050,759	100.0%	$334.0	31.8%
Cost of sales	812,203	58.7	621,497	59.1	190.7	30.7
Gross profit	572,564	41.3	429,262	40.9	143.3	33.4
Operating expenses:
Selling & store operating expenses	353,647	25.5	271,876	25.9	81.8	30.1
General & administrative expenses	84,661	6.1	64,025	6.1	20.6	32.2
Pre-opening expenses	16,485	1.2	13,732	1.3	2.8	20.0
Litigation settlement	—	—	10,500	1.0	(10.5)	(100.0)
Total operating expenses	454,793	32.8	360,133	34.3	94.7	26.3
Operating income	117,771	8.5	69,129	6.6	48.6	70.4
Interest expense	13,777	1.0	12,803	1.2	1.0	7.6
Loss on early extinguishment of debt	5,442	0.4	1,813	0.2	3.6	200.2
Income before income taxes	98,552	7.1	54,513	5.2	44.0	80.8
Provision for income taxes	(4,236)	(0.3)	11,474	1.1	(15.7)	NM
Net income	$102,788	7.4%	$43,039	4.1%	$59.7	138.8%

NM- Not Meaningful

	Year Ended
	12/27/2018	12/28/2017	12/29/2016
Comparable stores sales	9.2%	16.6%	19.4%
Comparable average ticket	(0.6)%	1.7%	3.6%
Comparable customer transactions	10.0%	14.8%	14.7%
Number of warehouse-format stores	100	83	69
Adjusted EBITDA (in thousands)	$191,939	$158,781	$108,398
Adjusted EBITDA margin	11.2%	11.5%	10.3%

Net Sales

Net sales during fiscal 2018 increased $325.1 million, or 23.5%, compared to fiscal 2017 which does not reflect $8.1 million of prior year sales recognized through the opening balance sheet adjustment described in “Item 8. Recent Accounting Pronouncements.” Four out of six of our product categories experienced comparable store sales increases during the period, driven by increases in laminate/luxury vinyl plank, installation materials and decorative accessories that were above our average for fiscal 2018. Our comparable store sales increased 9.2%, or $128.2 million, while our non‑comparable store sales contributed $188.8 million. The increase in comparable store sales was largely driven by a 10.0% increase in comparable customer transactions, slightly offset by a 0.6% decrease in comparable average ticket growth. We believe the increase in net sales and customer transactions are due to the execution of our key strategic investments. As described in the “Overview” section above, we believe our enhanced Pro, designer, merchandising, connected customer, marketing and visual merchandising strategies, along with new innovative products led to our sales growth. Non-comparable store sales were driven by the opening of 17 new stores during fiscal 2018.

Net sales during fiscal 2017 increased $334.0 million, or 31.8%, compared to fiscal 2016. All of our product categories experienced comparable store sales increases during the period, driven by increases in laminate/luxury vinyl plank and decorative accessories that were above our average for fiscal 2017. Our comparable store sales increased 16.6%, or $173.1 million, while our non‑comparable store sales contributed $160.9 million. The increase in comparable store sales was largely driven by a 14.8% increase in comparable customer transactions and to a lesser extent a 1.7% increase in comparable average ticket growth. Comparable customer transactions and average ticket are measured at the time of sale, which may be slightly different than our reported sales due to timing of when final delivery of the product has occurred. We believe the increase in net sales, customer transactions and average ticket are due to the execution of our key strategic investments and an improved U.S. flooring market. As described in the “Overview” section above, we believe our enhanced Pro, merchandising, connected customer, marketing and visual merchandising strategies, along with new innovative products led to our sales growth. In addition, comparable stores sales benefited by approximately 200 basis points from the continued recovery in the areas impacted by Hurricane Harvey. Non-comparable store sales were driven by the opening of 14 new stores during fiscal 2017.

Gross Profit and Gross Margin

Gross profit for fiscal 2018 increased $129.7 million, or 22.7%, compared to fiscal 2017. This increase in gross profit was primarily the result of increased sales slightly offset by lower product margins. Gross margin for fiscal 2018 decreased approximately 20 basis points to 41.1% from 41.3% in fiscal 2017. This decrease in gross margin was primarily attributable to higher transportation costs and lower landed margin partially offset by higher other vendor allowances.

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

Selling and Store Operating Expenses

Selling and store operating expenses in fiscal 2018 increased by $85.8 million, or 24.3% from fiscal 2017, due primarily to the addition of 17 new stores in fiscal 2018. As a percentage of net sales, our selling and store operating expenses increased approximately 20 basis points to 25.7%. Comparable store selling and store operating expenses as a percentage of comparable store sales decreased by approximately 90 basis points, as we leveraged occupancy and personnel expenses on higher net sales.

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

General and Administrative Expenses

General and administrative expenses, which are typically expenses incurred outside of our stores, increased $20.7 million in fiscal 2018, or 24.4% from fiscal 2017 due to our continued investments in personnel for our regional and store support functions in support of our store growth, in addition to costs associated with the exiting of our distribution center near Miami, Florida and compliance with the Sarbanes-Oxley Act. Our general and administrative expenses as a percentage of net sales increased 10 basis points in fiscal 2018 to 6.2% compared to 6.1% in fiscal 2017.

General and administrative expenses, which are typically expenses incurred outside of our stores, increased $20.6 million in fiscal 2017, or 32.2% from fiscal 2016, due to our continued investments in personnel for our regional and store support functions in support of our store growth and higher legal and consulting costs as a result of indirect costs associated with our IPO and 2017 secondary offerings. Our general and administrative expenses as a percentage of net sales remained flat year over year.

Pre-Opening Expenses

Pre‑opening expenses in fiscal 2018 increased $9.7 million, or 58.6% from fiscal 2017. The increase is primarily due to a greater number of new stores opened or planned to be opened for which pre-opening expenses were incurred, as well as higher average occupancy, labor and marketing costs due to targeted locations being in higher cost metropolitan locations during fiscal 2018 compared to fiscal 2017. During fiscal 2018, we opened 17 stores, as well as one relocation, and incurred costs for three additional stores and one relocation planned to open in 2019, as compared to opening 14 stores, and incurring costs for four additional stores as well as one relocation planned to open in 2018 during fiscal 2017.

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

Interest Expense

Interest expense in fiscal 2018 decreased $4.9 million, or 35.3% compared to fiscal 2017. The decrease in interest expense was primarily due to our average total debt decreasing to $170.0 million in fiscal 2018 compared to $261.5 million in fiscal 2017.

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

Taxes

The provision for income taxes in fiscal 2018 increased $10.4 million from fiscal 2017. The effective tax rate was 5.1% compared to (4.3)% for fiscal 2018 compared to fiscal 2017, respectively. The increase in the effective tax rate was primarily due to the tax benefit recognized in fiscal 2017 related to the remeasurement of our deferred tax assets and liabilities based on the new 21% corporate income tax rate enacted in December 2017.

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

Liquidity and Capital Resources

Liquidity is provided primarily by our cash flows from operations and our ABL Facility. During fiscal 2018, we generated $185.6 million in cash from operating activities. As of December 27, 2018, we had $289.8 million in unrestricted liquidity, consisting of $0.6 million in cash and cash equivalents and $289.2 million immediately available for borrowing under the ABL Facility without violating any covenants thereunder.

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

Merchandise inventory is our most significant working capital asset and is considered “in-transit” or “available for sale”, based on whether we have physically received the products at an individual store location or in one of our three distribution centers.  In-transit inventory generally varies due to contractual terms, country of origin, transit times, international holidays, weather patterns and other factors, but for the last two years, approximately 16% of our inventory was in-transit, while roughly 84% was available for sale in our stores or at one of our three distribution centers.

We measure realizability of our inventory by monitoring sales, gross margin, inventory aging, weeks of supply or inventory turns as well as by reviewing SKUs that have been determined by our merchandising team to be discontinued. Based on our analysis of these factors, we believe our inventory is realizable.

Twice a year, we conduct a clearance event with the goal of selling through discontinued inventory, followed by donations of the aged discontinued inventory that we are unable to sell. We generally conduct a larger clearance event during our third fiscal quarter followed by a smaller clearance event towards the end of the fiscal year. We define aged discontinued inventory as inventory in discontinued status for more than 12 months that we intend to donate. As of December 27, 2018 we had $1.6 million of aged discontinued inventory.

Total capital expenditures in fiscal 2019 are planned to be between approximately $220 million to $230 million and will be funded primarily by cash generated from operations and borrowings under the ABL Facility. We intend to make the following capital expenditures in fiscal 2019:

•	Open 20 stores and start construction on stores opening in early fiscal 2020 using approximately $146 million to $153 million of cash;
•	Invest in existing store remodeling projects and our distribution centers using approximately $39 million to $41 million of cash; and

•	Invest in information technology infrastructure, e-commerce and other store support center initiatives using approximately $35 million to $36 million of cash.

During the first quarter of fiscal 2018, we relocated all the existing inventory from our currently leased distribution center near Miami, Florida to the newly leased distribution center near Savannah, Georgia and incurred related costs of approximately $0.5 million.

Cash Flow Analysis

A summary of our operating, investing and financing activities are shown in the following table:

	Fiscal Year Ended
(in thousands)	12/27/2018	12/28/2017	12/29/2016
Net cash provided by operating activities	$185,624	$109,207	$89,456
Net cash used in investing activities	(151,397)	(102,253)	(74,648)
Net cash used in financing activities	(34,139)	(6,849)	(14,675)
Net increase in cash and cash equivalents	$88	$105	$133

Net Cash Provided By Operating Activities

Cash from operating activities consists primarily of net income adjusted for non‑cash items, including depreciation and amortization, write-off of deferred issuance costs on extinguishment of debt, stock‑based compensation, deferred taxes and the effects of changes in operating assets and liabilities.

Net cash provided by operating activities was $185.6 million for fiscal 2018 and $109.2 million for fiscal 2017. The change in net cash provided by operating activities was primarily the result of an increase in net income and working capital to support future sales and new store openings. The modest 10% growth in inventory in fiscal 2018 was due to opening 17 new stores and modest improvement in inventory turns in existing stores throughout fiscal 2018.

Net cash provided by operating activities was $109.2 million for fiscal 2017 and $89.5 million for fiscal 2016. The change in net cash provided by operating activities was primarily the result of an increase in net income and adjustments to net income driven by depreciation related to capital expenditures. This was slightly offset by increased working capital to support future sales and new store openings. At the end of fiscal 2017, we increased our inventory to prepare for our Savannah and Miami area distribution centers’ relocations, and to improve our in-stock inventory in anticipation of factory closures for Chinese New Year.

Net Cash Used In Investing Activities

Investing activities consist primarily of capital expenditures for new store openings, existing store remodels (including leasehold improvements, new racking, new fixtures, new vignettes and new design centers) and new infrastructure and information systems.

Capital expenditures were $151.4 million compared to $102.3 million for fiscal 2018 and fiscal 2017, respectively. The growth is primarily related to opening more new stores in fiscal 2018 as well as capital expenditures for stores opening in early fiscal 2019 compared to the same period in fiscal 2017. For fiscal 2018, approximately 65% of capital expenditures was for new stores, 20% was for existing store remodel and distribution center investments, and the remainder was for information technology and e‑commerce investments.

Capital expenditures were $102.3 million compared to $74.6 million for fiscal 2017 and fiscal 2016, respectively. The growth is primarily related to opening more new stores in fiscal 2017 as well as capital expenditures for stores opening in early fiscal 2018 compared to the same period in fiscal 2016. For fiscal 2017, approximately 50% of capital expenditures was for new stores, 35% was for existing store remodel and distribution center investments, and the remainder was for information technology and e‑commerce investments.

Net Cash Used In Financing Activities

Financing activities consist primarily of borrowings and related repayments under our credit agreements, as well as dividends paid to common stockholders.

Net cash used in financing activities was $34.1 million for fiscal 2018 and $6.8 million for fiscal 2017. The net cash used in financing activities for fiscal 2018 was driven by a net paydown on the ABL Facility of $41.0 million, slightly offset by proceeds received from stock options exercised of $10.5 million.

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

The Term Loan Facility has no financial maintenance covenants. As of December 27, 2018, we were in compliance in all material respects with the covenants of the Credit Facilities and no Event of Default (as defined in the credit agreements governing our Credit Facilities) had occurred.

As of December 27, 2018, the Term Loan Facility bore interest based on one of the following rates, at our option:

i)Adjusted LIBOR Rate plus a margin of 2.50%

ii)Base Rate plus a margin of 1.50%. Base Rate defined as the greater of the following:

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

On November 22, 2017, we entered into an amendment to the Term Loan Facility. The aggregate principal amount of loans outstanding under the Term Loan Facility on the date of such amendment was approximately $152.5 million. This November 2017 amendment reduced the margins applicable to the Term Loan Facility (x) in the case of base rate loans, from 2.00% per annum (due to operation of a leverage-based step-down from 2.50%) to 1.75% per annum (subject to a ratings based step-down to 1.50%), and (y) in the case of LIBOR loans, from 3.00% per annum (due to operation of a leverage-based step-down from 3.50%) to 2.75% per annum (subject to a ratings based step-down to 2.50%) (subject to a 1.00% floor on LIBOR loans). The amount and terms of the Term Loan Facility were otherwise unchanged.

The ABL Facility initially accrued interest ranging from LIBOR + 1.50% to LIBOR + 2.00%, and as of December 27, 2018 was subject to a pricing grid based on average daily availability under such facility ranging from LIBOR + 1.25% to 1.50%. The ABL Facility allows us to borrow up to $300 million, subject to the borrowing base requirements, set forth in the credit agreement governing the ABL Facility.

On December 11, 2018, we exercised our right under the accordion feature of the ABL Facility to increase our total borrowing capacity under the ABL Facility by $100.0 million, bringing the aggregate commitments thereunder to $300.0 million (the “ABL Commitment Increase”). The ABL Commitment Increase was provided by Wells Fargo Bank, National Association, Bank of America, N.A. and Regions Bank, existing lenders party to the credit agreement governing the ABL Facility immediately prior to the ABL Commitment Increase. Borrowings under the ABL Commitment Increase continue to be subject to the terms and conditions set forth in the credit agreement governing the ABL Facility, and all other terms of the ABL Facility remain unchanged. As of December 27, 2018, we had the ability to access $289.2 million of unused borrowings under the ABL Facility without violating any covenants thereunder and had $10.9 million in outstanding letters of credit thereunder.

The credit agreements governing our Credit Facilities contain customary restrictive covenants that, among other things and with certain exceptions, limit our ability to (i) incur additional indebtedness and liens in connection therewith, (ii) pay dividends and make certain other restricted payments, (iii) effect mergers or consolidations, (iv) enter into transactions with affiliates, (v) sell or dispose of property or assets, and (vi) engage in unrelated lines of business. In addition, these credit agreements subject us to certain reporting obligations and require that we satisfy certain financial covenants, including, among other things, a requirement that if borrowings under the ABL Facility exceed 90% of availability, we will maintain a certain fixed charge coverage ratio (defined as consolidated EBITDA less non‑financed capital expenditures and income taxes paid to consolidated fixed charges, in each case as more fully defined in the credit agreement governing the ABL Facility).

For more information on our Credit Facilities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

U.S. Tariffs and Global Economy

The current domestic and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy. In September 2018, the U.S. imposed tariffs of 10% on many products from China, and the U.S. administration has announced an intention to increase that amount to 25% in March 2019 if a trade agreement cannot be reached. Approximately half of the products we sell are imported from China, the vast majority of which are impacted by these tariffs. While we are still analyzing the impact these tariffs may have on our business, we believe we can mitigate some of these cost increases through negotiating lower costs from our vendors, increasing retail pricing as we deem appropriate and potentially sourcing from alternative destinations. As part of these efforts, we expect the recently enacted tariffs to increase our inventory costs and associated cost of goods sold in the first quarter of 2019 as we incur the tariffs and import more products ahead of the potentially higher tariffs. We expect our efforts to mitigate a substantial portion of the overall effect of increased tariffs, including a material increase to our inventory costs in fiscal 2019. Potential costs and any attendant impact on pricing arising from these tariffs and any further expansion in the types or levels of tariffs implemented could require us to modify our current business practices and could adversely affect our business, financial condition and results of operations.

Contractual Obligations

We enter into long‑term obligations and commitments in the normal course of business, primarily debt obligations and non‑cancelable operating leases. As of December 27, 2018, our contractual cash obligations over the next several periods were as follows:

	Payments due by period
(in thousands)	Total	12/26/2019	12/31/2020	12/30/2021	12/29/2022	12/28/2023	Thereafter
Term loans	$149,000	$3,500	$4,375	$2,625	$3,500	$135,000	$—
Revolving loan	—	—	—	—	—	—	—
Estimated interest(1)	29,345	6,577	6,438	6,263	6,106	3,961	—
Operating leases(2)	1,308,717	114,076	131,394	123,249	116,925	112,430	710,643
Letters of credit	10,859	10,859	—	—	—	—	—
Purchase obligations(3)	179,703	178,367	1,012	324	—	—	—
Total	$1,677,624	$313,379	$143,219	$132,461	$126,531	$251,391	$710,643

(1)

For purposes of this table, interest has been estimated based on interest rates in effect for our indebtedness as of December 27, 2018, and estimated borrowing levels in the future. Actual borrowing levels and interest costs may differ.

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

Off‑Balance Sheet Arrangements

For fiscal 2018, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources. We do not have any relationship with unconsolidated entities or financial partnerships for the purpose of facilitating off‑balance sheet arrangements or for other contractually narrow or limited purposes.

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

Management evaluated the development and selection of its critical accounting policies and estimates and believes that the following involve a higher degree of judgment or complexity and are the most significant to reporting our results of operations and financial position, and are therefore discussed as critical. The following critical accounting policies reflect the significant estimates and judgments used in the preparation of our consolidated financial statements. With respect to critical accounting policies, even a relatively minor variance between actual and expected experience can potentially have a materially favorable or unfavorable impact on subsequent results of operations. More information on all of our significant account policies can be found in “Note 1.—Summary of Significant Accounting Policies” to our audited consolidated financial statements included elsewhere in this filing.

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

Our customers have the right to return the goods sold to them within a reasonable period, typically ninety days. The right of return is an element of variable consideration as defined within Topic 606. We reserve for future returns of previously sold goods based on historical experience and various other assumptions that we believe to be reasonable. This reserve reduces sales and cost of sales as well as establishes a return asset and refund liability as defined with Topic 606. For the fiscal year ended December 27, 2018, the return asset is included within Prepaid expenses and other current assets and the refund liability is included within Accrued expenses and other current liabilities, each respectively on the Consolidated Balance Sheets. We adopted the standard using the modified retrospective transition method within Topic 606; therefore, we accounted for the return asset and all provisions of Topic 606 prospectively. The return asset is included in Inventories, net on the December 28, 2017 Consolidated Balance Sheets. The refund liability under Topic 605 and Topic 606 is included within Accrued expenses and other current liabilities. Merchandise exchanges of similar product and price are not considered merchandise returns and, therefore, are excluded when calculating the sales returns reserve.

Gift Cards and Merchandise Credits

We sell gift cards to our customers in our stores and through our website and issue merchandise credits in our stores. We account for the programs by recognizing a liability at the time the gift card is sold or the merchandise credit is issued. The liability is relieved and revenue is recognized upon redemption. Additionally, we recognize breakage income in proportion to the pattern of rights exercised by the customer when we expect to be entitled to breakage. Net sales related to the estimated breakage are included in net sales in the consolidated statement of income. We have an agreement with an unrelated third-party who is the issuer of our gift cards and also assumes the liability for unredeemed gift cards. We are not subject to claims under unclaimed property statutes, as the agreement effectively transfers the ownership of such unredeemed gift cards and the related future escheatment liability, if any, to the third-party. Accordingly, gift card breakage income of $1,584 thousand, $757 thousand, and $627 thousand was recognized in fiscal 2018, fiscal 2017, and fiscal 2016, respectively, for such unredeemed gift cards.

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

Geographic Regions and Reporting Segments

We have identified each of the eight geographic regions (the Pacific, Southwest, Midwest, Southeast, Gulf, Mid South, Mid Atlantic, and Northeast) of our operating segment as separate components and have determined that these components have similar economic characteristics and therefore should be aggregated into one reporting unit. We reached this conclusion based on the level of similarity of a number of quantitative and qualitative factors, including net sales, gross profit margin, the manner in which we operate our business, the similarity of hard surface flooring products, operating procedures, marketing initiatives, store layout, employees, customers and methods of distribution, as well as the level of shared resources between the components.

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." This standard simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. ASU No. 2017-04 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted after January 1, 2017. The Company elected to early adopt this standard during the fourth quarter of 2017. The amendments in this update should be applied using a prospective approach. The adoption of ASU No. 2017-04 did not have a material impact on our Consolidated Financial Statements.

In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory." This standard update requires an entity to recognize the income tax consequences of intra-entity transfers of assets other than inventory when the transfer occurs. ASU No. 2016-16 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The amendments in this update should be applied using a modified retrospective approach. The adoption of ASU No. 2016-16 in the first quarter of 2018 did not have a material impact on our Consolidated Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." The standard update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The amendments in this update should be applied using a retrospective approach. The adoption of ASU No. 2016-15 in the first quarter of fiscal 2018 did have a material impact on our Consolidated Statements of Cash Flows.

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

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." ASU No. 2016-02 requires that lessees recognize lease assets and lease liabilities for all leases with greater than 12 month terms on the balance sheet. The guidance also requires disclosures about the amount, timing and uncertainty of cash flows arising from leases. This new guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. We will adopt the ASU in the first quarter of our fiscal year 2019, using the modified retrospective approach. We also plan to elect the package of practical expedients to use in transition, which permits us not to reassess under the new standard our prior conclusions about lease identification and lease classification. We will utilize our lease accounting software to facilitate implementation that will retain the lease classification and initial direct costs for any leases that exist prior to adoption of the standard. We have performed procedures to evaluate the landscape of our real estate, personal property and other arrangements that may meet the definition of a lease. Based on these efforts, we expect that the adoption will result in a significant increase to our long-term assets and liabilities as, at a minimum, substantially all of our current lease commitments will be subject to balance sheet recognition. We do not expect the adoption to have a material impact to our Consolidated Statements of Income or Statements of Cash Flows.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU No. 2014-09 provides new guidance related to the core principle that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services provided. We adopted this standard using the modified retrospective approach in the first quarter of fiscal 2018, effective December 29, 2017. Under the new guidance, we recognize revenue at the time the customer obtains control of the inventory. The cumulative adjustment upon adoption primarily resulted in a reduction of deferred revenue and related inventories and an increase to retained earnings of $7.8 million, net of tax. The adoption of ASU No. 2014-09 did not have a material impact to the Company’s Consolidated Financial Statements.

ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in foreign exchange rates, interest rates and commodity prices. Changes in these factors could cause fluctuations in the results of our operations and cash flows. In the ordinary course of business, we are primarily exposed to foreign currency, interest rate risks and risks from the impact of inflation or deflation.

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

Interest Rate Risk

Our operating results are subject to risk from interest rate fluctuations on our Credit Facilities, which carry variable interest rates. As of December 27, 2018, our outstanding variable rate debt aggregated approximately $149.0 million. Based on December 27, 2018 debt levels, an increase or decrease of 1% in the effective interest rate would cause an increase or decrease in interest cost of approximately $1.5 million over the next twelve months. To lessen our exposure to changes in interest rate risk, we entered into two separate $102.5 million interest rate cap agreements in November 2016 with Bank of America and Wells Fargo that capped our LIBOR at 2.0% beginning in December 2016.

Additionally, in July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. The Company has material contracts that are indexed to USD-LIBOR and is monitoring this activity and evaluating the related risks.

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

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Floor & Decor Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Floor & Decor Holdings, Inc. and Subsidiaries (the Company) as of December 27, 2018 and December 28, 2017, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 27, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 27, 2018 and December 28, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 27, 2018, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 27, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2019, expressed an adverse opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2011.

Atlanta, Georgia

February 25, 2019

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Floor & Decor Holdings, Inc. and Subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited Floor & Decor Holdings, Inc. and Subsidiaries’ internal control over financial reporting as of December 27, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Floor & Decor Holdings, Inc. and Subsidiaries (the Company) has not maintained effective internal control over financial reporting as of December 27, 2018, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

Management has identified a material weakness in controls related to information technology general controls (ITGCs) in the areas of user access and program change management over certain information technology (IT) systems and the reports generated from these systems used in the execution of controls that support the Company’s financial reporting processes. As a result, business process automated and manual controls that were dependent on the affected ITGCs could have been adversely impacted.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Floor & Decor Holdings, Inc. and Subsidiaries’ as of December 27, 2018 and December 28, 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 27, 2018, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report dated February 25, 2019, which expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become in adequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Atlanta, Georgia

February 25, 2019

Floor & Decor Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	As of	As of
	December 27,	December 28,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$644	$556
Income taxes receivable	4,324	12,472
Receivables, net	67,527	54,041
Inventories, net	471,014	427,950
Prepaid expenses and other current assets	15,949	8,193
Total current assets	559,458	503,212
Fixed assets, net	328,366	220,952
Intangible assets, net	109,330	109,362
Goodwill	227,447	227,447
Other assets	9,490	7,019
Total long-term assets	674,633	564,780
Total assets	$1,234,091	$1,067,992
Liabilities and stockholders’ equity
Current liabilities:
Current portion of term loans	$3,500	$3,500
Trade accounts payable	313,503	258,730
Accrued expenses and other current liabilities	82,038	74,547
Deferred revenue	5,244	22,523
Total current liabilities	404,285	359,300
Term loans	141,834	144,562
Revolving line of credit	—	41,000
Deferred rent	36,980	25,570
Deferred income tax liabilities, net	26,838	27,218
Tenant improvement allowances	37,295	26,779
Other liabilities	2,550	703
Total long-term liabilities	245,497	265,832
Total liabilities	649,782	625,132
Commitments and contingencies (Note 9)
Stockholders’ equity
Capital stock:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at December 27, 2018 and December 28, 2017	—	—
Common stock Class A, $0.001 par value; 450,000,000 shares authorized; 97,588,539 shares issued and outstanding at December 27, 2018 and 95,509,179 issued and outstanding at December 28, 2017	98	96
Common stock Class B, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at December 27, 2018 and December 28, 2017	—	—
Common stock Class C, $0.001 par value; 30,000,000 shares authorized; 0 shares issued and outstanding at December 27, 2018 and December 28, 2017	—	—
Additional paid-in capital	340,462	323,419
Accumulated other comprehensive income (loss), net	186	(205)
Retained earnings	243,563	119,550
Total stockholders’ equity	584,309	442,860
Total liabilities and stockholders’ equity	$1,234,091	$1,067,992

See accompanying notes to consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries

Consolidated Statements of Income

(In Thousands, Except Per Share Data)

	Year Ended	Year Ended	Year Ended
	December 27,	December 28,	December 29,
	2018	2017	2016
Net sales	$1,709,848	$1,384,767	$1,050,759
Cost of sales	1,007,580	812,203	621,497
Gross profit	702,268	572,564	429,262
Operating expenses:
Selling and store operating	439,495	353,647	271,876
General and administrative	105,327	84,661	64,025
Pre-opening	26,145	16,485	13,732
Litigation settlement	—	—	10,500
Total operating expenses	570,967	454,793	360,133
Operating income	131,301	117,771	69,129
Interest expense	8,917	13,777	12,803
Loss on early extinguishment of debt	—	5,442	1,813
Income before income taxes	122,384	98,552	54,513
Provision for income taxes	6,197	(4,236)	11,474
Net income	$116,187	$102,788	$43,039
Basic earnings per share	$1.20	$1.13	$0.52
Diluted earnings per share	$1.11	$1.03	$0.49

See accompanying notes to consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In Thousands)

	Year Ended	Year Ended	Year Ended
	December 27,	December 28,	December 29,
	2018	2017	2016
Net income	$116,187	$102,788	$43,039
Other comprehensive income (loss) —change in fair value of hedge instruments, net of tax	391	(381)	276
Total comprehensive income	$116,578	$102,407	$43,315

See accompanying notes to consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In Thousands)

										Accumulated
			Common Stock		Common Stock		Common Stock		Additional	Other		Total
	Preferred Stock		Class A		Class B		Class C		Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance, December 31, 2015	—	$—	76,847	$77	251	$—	6,275	$6	$264,288	$(100)	$48,094	$312,365
Stock based compensation expense	—	—	—	—	—	—	—	—	3,182	—	47	3,229
Exercise of stock options	—	—	—	—	145	—	—	—	284	—	—	284
Other comprehensive gain, net of tax	—	—	—	—	—	—	—	—	—	276	—	276
Dividend declared	—	—	—	—	—	—	—	—	(150,722)	—	(74,278)	(225,000)
Cumulative effect from adoption of ASU No. 2016-09	—	—	—	—	—	—	—	—	238	—	(148)	90
Net income	—	—	—	—	—	—	—	—	—	—	43,039	43,039
Balance, December 29, 2016	—	—	76,847	77	396	—	6,275	6	117,270	176	16,754	134,283
Stock based compensation expense	—	—	—	—	—	—	—	—	4,951	—	8	4,959
Conversion of Class B Common Stock	—	—	396	—	(396)	—	—	—	—	—	—	—
Conversion of Class C Common Stock	—	—	6,275	6	—	—	(6,275)	(6)	—	—	—	—
Exercise of stock options	—	—	1,828	2	—	—	—	—	8,872	—	—	8,874
IPO proceeds	—	—	10,147	10	—	—	—	—	192,326	—	—	192,336
Issuance of restricted stock awards	—	—	15	—	—	—	—	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	(381)	—	(381)
Net income	—	—	—	—	—	—	—	—	—	—	102,788	102,788
Balance, December 28, 2017	—	—	95,509	96	—	—	—	—	323,419	(205)	119,550	442,860
Stock based compensation expense	—	—	—	—	—	—	—	—	6,514	—	—	6,514
Exercise of stock options	—	—	2,069	2	—	—	—	—	10,529	—	—	10,531
Issuance of restricted stock awards	—	—	10	—	—	—	—	—	—	—	—	—
Cumulative effect from adoption of ASU No. 2016-09	—	—	—	—	—	—	—	—	—	—	7,826	7,826
Other comprehensive gain (loss), net of tax	—	—	—	—	—	—	—	—	—	391	—	391
Net income	—	—	—	—	—	—	—	—	—	—	116,187	116,187
Balance, December 27, 2018	—	$—	97,588	$98	—	$—	—	$—	$340,462	$186	$243,563	$584,309

See accompanying notes to consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended	Year Ended	Year Ended
	December 27,	December 28,	December 29,
	2018	2017	2016
Operating activities
Net income	$116,187	$102,788	$43,039
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,992	38,062	28,604
Non-cash loss on early extinguishment of debt	—	5,442	1,813
Loss on asset disposals	23	128	451
Amortization of tenant improvement allowances	(4,494)	(3,311)	(2,561)
Deferred income taxes	(968)	(557)	(5,536)
Interest cap derivative contracts	(212)	—	—
Stock based compensation expense	6,514	4,959	3,229
Changes in operating assets and liabilities:
Receivables, net	(13,486)	(19,508)	(10,793)
Inventories, net	(53,557)	(134,248)	(21,133)
Other assets	(9,921)	(1,591)	(4,817)
Trade accounts payable	54,773	100,264	11,145
Accrued expenses and other current liabilities	(1,731)	9,485	27,244
Income taxes	6,221	(18,259)	8,271
Deferred revenue	3,002	8,067	2,311
Deferred rent	14,455	9,243	3,870
Tenant improvement allowances	15,010	7,984	4,244
Other	1,816	259	75
Net cash provided by operating activities	185,624	109,207	89,456
Investing activities
Purchases of fixed assets	(151,397)	(102,253)	(74,648)
Net cash used in investing activities	(151,397)	(102,253)	(74,648)
Financing activities
Borrowings on revolving line of credit	217,050	236,700	171,850
Payments on revolving line of credit	(258,050)	(245,700)	(214,750)
Proceeds from term loans	—	—	362,000
Payments on term loans	(3,500)	(197,500)	(98,334)
Prepayment penalty on term loan extinguishment	—	—	(179)
Net proceeds from initial public offering	—	192,336	—
Proceeds from exercise of stock options	10,531	8,874	284
Debt issuance costs	(170)	(1,559)	(10,546)
Cash dividends	—	—	(225,000)
Net cash used in financing activities	(34,139)	(6,849)	(14,675)
Net increase in cash and cash equivalents	88	105	133
Cash and cash equivalents, beginning of the period	556	451	318
Cash and cash equivalents, end of the period	$644	$556	$451
Supplemental disclosures of cash flow information
Cash paid for interest	$7,563	$15,748	$6,922
Cash paid for income taxes	$1,082	$14,392	$8,929
Fixed assets accrued at the end of the period	$15,120	$8,521	$5,387
Fixed assets acquired as part of lease - paid for by lessor	$—	$1,786	$2,290

See accompanying notes to consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 27, 2018

1. Summary of Significant Accounting Policies

Nature of Business

Floor & Decor Holdings, Inc. (f/k/a FDO Holdings, Inc.), together with its subsidiaries (the “Company,” “we,” “our” or “us”) is a highly differentiated, rapidly growing specialty retailer of hard surface flooring and related accessories. We offer a broad in‑stock assortment of tile, wood, laminate, vinyl, and natural stone flooring along with decorative and installation accessories at everyday low prices. Our stores appeal to a variety of customers, including professional installers and commercial businesses (“Pro”), Do It Yourself customers (“DIY”) and customers who buy the products for professional installation (“Buy it Yourself” or “BIY”). We operate within one reportable segment.

As of December 27, 2018, the Company, through its wholly owned subsidiary, Floor and Decor Outlets of America, Inc. (“F&D”), operates 100 warehouse-format stores, which average 75,000 square feet, and one small-format standalone design center in 28 states, as well as three distribution centers and an e-commerce site, FloorandDecor.com.

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period ending on the Thursday on or preceding December 31st. Fiscal years ended December 27, 2018 (“fiscal 2018”), December 28, 2017 (“fiscal 2017”), and December 29, 2016 (“fiscal 2016”) include 52 weeks. When a 53-week fiscal year occurs, we report the additional week at the end of the fiscal fourth quarter. 52-week fiscal years consist of thirteen-week periods in the first, second, third and fourth quarters of the fiscal year.

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

Receivables

Receivables consist primarily of amounts due from credit card companies, receivables from vendors and tenant improvement allowances owed by landlords. The Company typically collects its credit card receivables within three to five business days of the underlying sale to the customer. The Company has agreements with a majority of its large merchandise vendors that allow for specified rebates based on purchasing volume. Generally, these agreements are on an annual basis, and the Company collects the rebates subsequent to its fiscal year end. Additionally, the Company has agreements with substantially all vendors that allow for the return of certain merchandise throughout the normal course of business. When inventory is identified to return to a vendor, it is removed from inventory and recorded as a receivable on the Consolidated Balance Sheet, and any variance between capitalized inventory cost associated with the return and the expected vendor reimbursement is expensed in Cost of sales in the Consolidated Statement of Income when the inventory is identified to be returned to the vendor. The Company reserves for estimated uncollected receivables based on historical trends, which historically have been immaterial. The allowance for doubtful accounts as of December 27, 2018 and December 28, 2017, was $184 thousand and $349 thousand, respectively.

Credit Program

Credit is offered to the Company's customers through a proprietary credit card underwritten by third-party financial institutions and at no recourse to the Company. Beginning in fiscal 2018, the Company began offering limited credit to its commercial clients. The total exposure at the end of fiscal 2018 was $251 thousand.

Inventory Valuation and Shrinkage

Inventories consist of merchandise held for sale and are stated at the lower of cost and net realizable value. When evidence exists that the net realizable value of inventory is lower than its cost, the difference is recorded in Cost of sales in the Consolidated Statement of Income as a loss in the period in which it occurs. The Company determines inventory costs using the weighted average cost method. The Company capitalizes transportation, duties and other costs to get product to its retail locations. The Company records reserves for estimated losses related to shrinkage and other amounts that are otherwise not expected to be fully recoverable. These reserves are calculated based on historical shrinkage, selling price, margin and current business trends. The estimates have calculations that require management to make assumptions based on the current rate of sales, age, salability and profitability of inventory, historical percentages that can be affected by changes in the Company's merchandising mix, customer preferences and changes in actual shrinkage trends. These reserves totaled $4,265 thousand and $2,936 thousand as of December 27, 2018 and December 28, 2017, respectively.

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

Fixed Assets

Fixed assets consist primarily of furniture, fixtures and equipment, leasehold improvements (including those that are reimbursed by landlords as tenant improvement allowances), computer software and hardware and land. Fixed assets are stated at cost less accumulated depreciation utilizing the straight-line method over the assets’ estimated useful lives.

Leasehold improvements are amortized using the straight-line method over the shorter of (i) the original term of the lease, (ii) renewal term of the lease if the renewal is reasonably expected or (iii) the useful life of the improvement. The Company’s fixed assets are depreciated using the following estimated useful lives:

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

Goodwill and Other Indefinite‑Lived Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Company does not amortize goodwill and other intangible assets with indefinite lives resulting from business combinations but, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Other, does assess the recoverability of goodwill annually in the fourth quarter of each fiscal year, or more often if indicators warrant, by determining whether the fair value of the reporting unit exceeds its carrying value. In accordance with ASC 350, identifiable intangible assets with finite lives are amortized over their estimated useful lives. Each year the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of the single reporting unit is less than its carrying amount as a basis for determining whether it is necessary to complete quantitative impairment assessments.

The Company completed a qualitative assessment in fiscal 2018. Based on such goodwill impairment analysis performed qualitatively as of October 26, 2018, the Company determined that the fair value of its reporting unit is in excess of the carrying value. No events or changes in circumstances have occurred since the date of the Company's most recent annual impairment test that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

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

Long‑Lived Assets

Long-lived assets, such as fixed assets and intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset, a product recall or an adverse action by a regulator. If the sum of the estimated undiscounted future cash flows related to the asset is less than the asset’s carrying value, the Company recognizes a loss equal to the difference between the carrying value and the fair value, usually determined by the estimated discounted cash flow analysis of the asset.

Since there is typically no active market for the Company’s definite-lived intangible asset, the Company estimates fair value based on expected future cash flows at the time they are identified. The Company estimates future cash flows based on store-level historical results, current trends and operating and cash flow projections. The Company amortizes the asset with a finite life over its estimated useful life on a straight-line basis. This amortization methodology best matches the pattern of economic benefit that is expected from the definite-lived intangible asset. The Company evaluates the useful life of its intangible asset on an annual basis.

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

Self‑Insurance Reserves

The Company is partially self-insured for workers’ compensation and general liability claims less than certain dollar amounts and maintains insurance coverage with individual and aggregate limits. The Company also has a basket aggregate limit to protect against losses exceeding $8.6 million (subject to adjustment and certain exclusions) for workers' compensation claims and general liability claims. The Company’s liabilities represent estimates of the ultimate cost for claims incurred, including loss adjusting expenses, as of the balance sheet date. The estimated liabilities are not discounted and are established based upon analysis of historical data, actuarial estimates, regulatory requirements, an estimate of claims incurred but not yet reported and other relevant factors. Management utilizes independent third-party actuarial studies to help assess the liability on a regular basis.

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

Fair Value Measurements—Debt

The Company estimates fair values in accordance with ASC 820, Fair Value Measurement. ASC 820 provides a framework for measuring fair value and requires disclosures about fair value measurements. ASC 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Additionally, ASC 820 defines levels within a hierarchy based upon observable and non-observable inputs.

•	Level 1: Inputs that are quoted prices in active markets for identical assets or liabilities
•	Level 2: Inputs other than quoted prices in active markets for assets or liabilities that are either directly or indirectly observable
•	Level 3: Inputs that are non‑observable that reflect the reporting entity’s own assumptions

The fair values of certain of the Company’s debt instruments have been determined by the Company utilizing Level 3 inputs, such as available market information and appropriate valuation methodologies, including the rates for similar instruments and the discounted cash flows methodology.

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

We perform an assessment of the effectiveness of our derivative contracts designated as hedges, including assessing the possibility of counterparty default. If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings. We believe our derivative contracts, which continue to be designated as cash flow hedges, and which consist of interest rate cap contracts, will continue to be highly effective in offsetting changes in cash flow attributable to floating interest rate risk. See footnote 8. Derivatives and Risk Management for additional information.

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

Our customers have the right to return the goods sold to them within a reasonable period, typically 90 days. The right of return is an element of variable consideration as defined within Topic 606. We reserve for future returns of previously sold goods based on historical experience and various other assumptions that we believe to be reasonable. This reserve reduces sales and cost of sales as well as establishes a return asset and refund liability as defined with Topic 606. For the fiscal year ended December 27, 2018, the return asset is included within Prepaid expenses and other current assets and the refund liability is included within Accrued expenses and other current liabilities, each respectively on the Consolidated Balance Sheets. We adopted the standard using the modified retrospective transition method within Topic 606; therefore, we accounted for the return asset and all provisions of Topic 606 prospectively. The return asset is included in Inventories, net on the December 28, 2017 Consolidated Balance Sheets. The refund liability under Topic 605 and Topic 606 is included within Accrued expenses and other current liabilities. Merchandise exchanges of similar product and price are not considered merchandise returns and, therefore, are excluded when calculating the sales returns reserve.

Gift Cards and Merchandise Credits

We sell gift cards to our customers in our stores and through our website and issue merchandise credits in our stores. We account for the programs by recognizing a liability at the time the gift card is sold or the merchandise credit is issued. The liability is relieved and revenue is recognized upon redemption. Additionally, we recognize breakage income in proportion to the pattern of rights exercised by the customer when we expect to be entitled to breakage. Net sales related to the estimated breakage are included in net sales in the Consolidated Statement of Income. We have an agreement with an unrelated third-party who is the issuer of the Company's gift cards and also assumes the liability for unredeemed gift cards. The Company is not subject to claims under unclaimed property statutes, as the agreement effectively transfers the ownership of such unredeemed gift cards and the related future escheatment liability, if any, to the third-party. Gift card breakage is recognized based upon historical redemption patterns and represents the balance of gift cards for which the Company believes the likelihood of redemption by the customer is remote. Accordingly, in fiscal 2018, fiscal 2017, and fiscal 2016 gift card breakage income of $1,584 thousand, $757 thousand, and $627 thousand was recognized in net sales in the Consolidated Statements of Income, respectively, for such unredeemed gift cards.

Sales Returns and Allowances

The Company accrues for estimated sales returns based on historical sales return results. The allowance for sales returns at December 27, 2018 and December 28, 2017, was $8,335 thousand and $7,189 thousand, respectively.

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

Vendor allowances earned are initially recorded as a reduction to the carrying value of inventory and a subsequent reduction in cost of sales when the related product is sold. Certain incentive allowances that are reimbursements of specific, incremental and identifiable costs incurred to promote vendors’ products are recorded as an offset against these promotional expenses.

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

Advertising

The Company expenses advertising costs as the advertising takes place. Advertising costs incurred during the years ended December 27, 2018, December 28, 2017, and December 29, 2016, were $55,283 thousand, $43,560 thousand, and $33,497 thousand respectively, and are included in Selling and store operating expenses and Pre‑opening expenses in the accompanying Consolidated Statements of Income.

Pre‑Opening Expenses

The Company accounts for non-capital operating expenditures incurred prior to opening a new store as "pre-opening" expenses in its Consolidated Statements of Income. The Company's pre-opening expenses begin on average three to six months in advance of a store opening or relocating due to, among other things, the amount of time it takes to prepare a store for its grand opening. Pre-opening expenses primarily include: advertising, rent, staff training, staff recruiting, utilities, personnel and equipment rental. A store is considered to be relocated if it is closed temporarily and re-opened within the same primary trade area. Pre‑opening expenses for the years ended December 27, 2018, December 28, 2017, and December 29, 2016, totaled $26,145 thousand, $16,485 thousand, and $13,732 thousand, respectively.

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

Stock‑Based Compensation

The Company accounts for employee stock options, restricted stock, and employee stock purchase plans in accordance with ASC 718, Compensation – Stock Compensation. The Company obtains independent third-party valuation studies to assist it with determining the grant date fair value of our stock price. Stock options are granted with exercise prices equal to or greater than the fair market value on the date of grant as authorized by the board of directors or compensation committee. Options granted have vesting provisions ranging from one to five years. Stock option grants are generally subject to forfeiture if employment terminates prior to vesting. The Company has selected the Black-Scholes option pricing model for estimating the grant date fair value of stock option awards granted. The Company bases the risk-free interest rate on the yield of a zero coupon U.S. Treasury security with a maturity equal to the expected life of the option from the date of the grant. The Company estimates the dividend yield to be zero as the Company does not intend to pay dividends in the future. The Company estimates the volatility of the share price of its common stock by considering the historical volatility of the stock of similar public entities. The Company considers a number of factors in determining the appropriateness of the public entities included in the volatility assumption, including the entity's life cycle stage, growth profile, size, financial leverage and products offered. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period based on the number of years for which the requisite service is expected to be rendered.

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

The Company includes any estimated interest and penalties on tax-related matters in income taxes payable and income tax expense. The Company accounts for uncertain tax positions in accordance with ASC 740. ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements using a two-step process for evaluating tax positions taken, or expected to be taken, on a tax return. The Company may only recognize the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. Uncertain tax positions require determinations and estimated liabilities to be made based on provisions of the tax law, which may be subject to change or varying interpretation. The Company does not believe it has any material risks related to uncertain tax positions.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This standard simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. ASU No. 2017-04 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted after January 1, 2017. The Company elected to early adopt this standard during the fourth quarter of 2017. The amendments in this update should be applied using a prospective approach. The adoption of ASU No. 2017-04 did not have a material impact on the Company's Consolidated Financial Statements.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” This standard update requires an entity to recognize the income tax consequences of intra-entity transfers of assets other than inventory when the transfer occurs. ASU No. 2016-16 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The amendments in this update should be applied using a modified retrospective approach. The adoption of ASU No. 2016-16 did not have a material impact on the Company's Consolidated Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The standard update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The amendments in this update should be applied using a retrospective approach. The adoption of ASU No. 2016-15 did not have a material impact on the Company's Consolidated Statements of Cash Flows.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employees Share-Based Payment Accounting.” The update is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. Depending on the amendment, methods used to apply the requirements of the update include modified retrospective, retrospective, and prospective. The Company elected to early adopt this standard during the second quarter of 2016. The net cumulative effect of this change was recognized as a $148 thousand reduction to retained earnings and the recognition of $238 thousand of additional paid-in capital. The adoption of this standard resulted in a modified retrospective adjustment on the Company’s Consolidated Balance Sheet as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." ASU No. 2016-02 requires that lessees recognize lease assets and lease liabilities for all leases with greater than 12 month terms on the balance sheet. The guidance also requires disclosures about the amount, timing and uncertainty of cash flows arising from leases. This new guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. We will adopt the ASU in the first quarter of our fiscal year 2019, using the modified retrospective approach. We also plan to elect the package of practical expedients to use in transition, which permits us not to reassess under the new standard our prior conclusions about lease identification and lease classification. We will utilize our lease accounting software to facilitate implementation that will retain the lease classification and initial direct costs for any leases that exist prior to adoption of the standard. We have performed procedures to evaluate the landscape of our real estate, personal property and other arrangements that may meet the definition of a lease. Based on these efforts, we expect that the adoption will result in a significant increase to our long-term assets and liabilities as, at a minimum, substantially all of our current lease commitments will be subject to balance sheet recognition. We do not expect the adoption to have a material impact to our Consolidated Statements of Income or Statements of Cash Flows.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” ASU No. 2015-11 provides new guidance for entities using first-in, first-out or average cost to simplify the subsequent measurement of inventory, which proposes that inventory should be measured at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance eliminates the option to subsequently measure inventory at replacement cost or net realizable value less an approximately normal profit margin. This new guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those years. The amendments in this update should be applied prospectively. The adoption of ASU No. 2015-11 did not have a material impact on the Company’s Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU No. 2014-09 provides new guidance related to the core principle that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services provided. We adopted this standard in the first quarter of fiscal 2018 using the modified retrospective approach, effective December 29, 2017. The cumulative adjustment upon adoption primarily resulted in a reduction of deferred revenue and related inventories and an increase to retained earnings of $7.8 million, net of tax. The adoption of ASU No. 2014-09 did not have a material impact to the Company’s Consolidated Financial Statements.

.

2. Revenues

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

On December 29, 2017, the Company adopted Topic 606 using the modified retrospective method applied to those contracts that were not completed as of December 29, 2017. Results for reporting periods beginning after December 28, 2017 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605, Revenue Recognition (Topic 605).

The Company recorded a net increase to opening retained earnings of $7.8 million, net of tax, as of December 29, 2017 due to the cumulative impact of adopting Topic 606, with the impact primarily related to transactions for which it allows customers to store their merchandise at its retail stores for final delivery at a later date. The cumulative adjustment primarily resulted in a reduction of deferred revenue and related inventories and an increase to retained earnings. The impact to revenues as a result of applying Topic 606 was immaterial for the fiscal year ended December 27, 2018.

Deferred Revenue

Under Topic 605, the Company recognized revenue for certain transactions for which it allowed customers to store their merchandise at its retail stores for final delivery at a later date when both collection, or reasonable assurance of collection of payment and final delivery of the product had occurred. Under Topic 605, the amount of revenue for which final delivery of the product had not occurred for these transactions was reflected in the Deferred revenue caption on the Consolidated Balance Sheet as of December 28, 2017. Under Topic 606, the Company evaluated the bill-and-hold criteria, and now recognizes revenue at the point-of-sale, when the customer obtains control of the inventory. Amounts in Deferred revenue at period-end reflect orders for which the inventory is not currently ready for physical transfer to the customer.

Gift Card Breakage

Under Topic 605, gift card breakage income was recognized based upon historical redemption patterns. Under Topic 606, gift card breakage income is recognized in proportion to the pattern of rights exercised by the customer when the Company expects to be entitled to breakage. The amount of revenue related to gift card breakage income in the cumulative transition adjustment, and for the fiscal year ended December 27, 2018 was immaterial to the Consolidated Financial Statements.

Disaggregated Revenue

The Company operates as a specialty retailer of hard surface flooring and related accessories through retail stores located in the United States and through its website. The Company’s chief operating decision maker is its Chief Executive Officer who reviews the Company’s consolidated financial information for purposes of allocating resources and evaluating the Company’s financial performance. Accordingly, the Company concluded it has one reportable segment.

The following table presents the net sales of each major product category for each of the last three fiscal years (in thousands):

	Fiscal Year Ended
	December 27, 2018		December 28, 2017		December 29, 2016
		% of		% of		% of
Product Category	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales
Tile	$476,337	27%	$419,745	30%	$325,433	31%
Decorative Accessories	325,139	19	257,684	19	188,371	18
Laminate / Luxury Vinyl Plank	316,109	18	208,238	15	131,447	12
Installation Materials and Tools	272,994	16	217,427	16	165,330	16
Wood	192,087	12	167,152	12	142,751	14
Natural Stone	113,565	7	104,670	8	90,866	9
Delivery and Other	13,617	1	9,851	—	6,561	—
Total	$1,709,848	100%	$1,384,767	100%	$1,050,759	100%

3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 27,	December 28,
	2018	2017
Accrued incentive compensation	$12,473	$17,218
Sales tax payable	12,046	9,171
Insurance reserve- incurred but not reported	8,229	6,390
Other	49,290	41,768
Accrued Expenses	$82,038	$74,547

4. Fixed Assets

Fixed assets as of December 27, 2018 and December 28, 2017, consisted of the following (in thousands):

	December 27,	December 28,
	2018	2017
Furniture, fixtures and equipment	$174,663	$126,821
Leasehold improvements	216,461	141,174
Computer software and hardware	83,628	52,687
Land	5,297	4,976
Fixed assets, at cost	480,049	325,658
Less: accumulated depreciation and amortization	151,683	104,706
Fixed assets, net	$328,366	$220,952

Depreciation and amortization on fixed assets for the years ended December 27, 2018, December 28, 2017, and December 29, 2016, were $50,478 thousand, $36,255 thousand, and $27,459 thousand, respectively.

5. Intangible Assets

The following summarizes the balances of identifiable intangible assets as of December 27, 2018 and December 28, 2017 (in thousands):

	December 27, 2018			December 28, 2017
		Gross		Gross
	Estimated	Carrying	Accumulated	Carrying	Accumulated
	Useful Lives	Amount	Amortization	Amount	Amortization
Amortizable intangible asset:
Vendor relationships	10 years	$319	$(258)	$319	$(226)
Indefinite-lived intangible asset:
Trade names		109,269	—	109,269	—
		$109,588	$(258)	$109,588	$(226)

Amortization expense related to amortizable intangible assets for the years ended December 27, 2018, December 28, 2017 and December 29, 2016, was $32 thousand, $32 thousand and $32 thousand, respectively.

Estimated intangible asset amortization for the next five years is as follows (in thousands):

2019	$32
2020	29
2021	—
2022	—
2023	—

6. Income Taxes

The components of the provision for income taxes are as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 27,	December 28,	December 29,
	2018	2017	2016
Current expense / (benefit):
Federal	$5,496	$(4,097)	$14,588
State	1,669	479	2,422
Total current expense / benefit	7,165	(3,618)	17,010
Deferred expense / (benefit):
Federal	922	(250)	(4,765)
State	(1,890)	(368)	(771)
Total deferred (benefit) / expense	(968)	(618)	(5,536)
Provision for income taxes	$6,197	$(4,236)	$11,474

The following is a summary of the differences between the total provision for income taxes as shown on the financial statements and the provision for income taxes that would result from applying the federal statutory tax rate of 21% for the year ended December 27, 2018 (35% for years ended December 28, 2017 and December 29, 2016) to income before income taxes (in thousands).

	Year Ended	Year Ended	Year Ended
	December 27,	December 28,	December 29,
	2018	2017	2016
Computed “expected” provision at statutory rate	$25,700	$34,499	$19,080
State income taxes, net of federal income tax benefit	(627)	(28)	1,073
Permanent differences:
Excess tax benefit related to options exercised	(17,478)	(20,762)	—
Non-qualified option holder dividend equivalent	—	—	(7,877)
Other	457	691	(4)
Total permanent differences	(17,021)	(20,071)	(7,881)
Change in U.S. tax rate	(573)	(17,850)	—
Provision to return	(739)	(63)	(236)
Federal tax credits	(685)	(577)	(413)
Other, net	142	(146)	(149)
Provision for income taxes	$6,197	$(4,236)	$11,474

The permanent differences of $17,478 thousand and $20,762 thousand in fiscal 2018 and fiscal 2017,  respectively, are the federal benefits due to the recognition of excess tax deductions for stock options exercised. In the table above, the 2018 and 2017 state benefits related to the recognition of excess tax benefits of $3.3 million and $1.0 million, respectively, are included in state income taxes, net of federal income tax benefit.

The Tax Cuts and Jobs Act (the “Act “), which was enacted on December 22, 2017, reduced the U.S. federal corporate income tax rate from 35% to 21% and created new taxes that may apply on certain foreign sourced earnings. As of December 28, 2017, we had not yet completed our accounting for the enactment-date income tax effects of the Act under ASC 740 for the remeasurement of deferred tax assets and liabilities and tax on global intangible low-tax income.

In 2017 and the first nine months of 2018, we recorded provisional amounts for certain enactment-date effects of the Act by applying the guidance in Staff Accounting Bulletin No. 118 (“SAB 118”). As of December 28, 2017, we remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%, and recorded a provisional amount of $17.9 million. Upon further analysis of certain aspects of the Act and refinement of our calculations prior to the end of the measurement period and during the twelve months ended December 27, 2018, we completed our accounting for all the enactment-date income tax effects of the Act and adjusted our provisional amount by an additional $600 thousand, which was included as a component of income tax expense from continuous operations. The changes to 2017 enactment-date provisional amounts decreased the effective tax rate for the year ended December 27, 2018 by 0.47%.

The Act also subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. We have elected to recognize the resulting tax on GILTI as a period expense in the period the tax is incurred. However, we did not incur tax for the period ended December 27, 2018.

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and (liabilities) are presented below (in thousands):

	Year Ended	Year Ended
	December 27,	December 28,
	2018	2017
Deferred tax assets:
Accruals not currently deductible for tax purposes	$13,338	$8,993
Tenant improvement allowances	9,239	6,597
Inventories	3,948	4,111
Stock based compensation	3,684	3,108
Other intangibles	361	405
Gift card liability	242	648
Litigation accrual	172	583
Other	2,858	846
Total deferred tax assets	33,842	25,291
Deferred tax liabilities:
Intangible assets	(27,023)	(26,868)
Fixed assets	(30,681)	(24,225)
Other	(2,976)	(1,416)
Total deferred tax liabilities	(60,680)	(52,509)
Net deferred tax liabilities	$(26,838)	$(27,218)

The Company generated $776 thousand of state net operating losses in fiscal 2018, resulting in a total of $2.2 million state net operating losses available to reduce future income taxes. The state net operating losses expire in various amounts beginning in 2032.

In assessing the realization of deferred tax assets, including net operating losses, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in prior carryback periods, future reversals of existing taxable temporary differences, tax planning strategies, and future taxable income exclusive of reversing temporary differences and carryforwards in making this assessment, and accordingly, has concluded that no valuation allowance is necessary as of December 27, 2018 or December 28, 2017

The Company files income tax returns with the U.S. Federal government and various state jurisdictions. Prior tax years beginning in year 2015 remain open to examination by the Internal Revenue Service. As of December 27, 2018, December 28, 2017, and December 29, 2016 the Company had unrecognized tax benefits of $0, $0, and $0, respectively. These unrecognized tax benefits as of December 27, 2018, December 28, 2017, and December 29, 2016 would have no impact on the effective tax rate, if recognized. The Company's policy is to classify interest and penalties related to unrecognized tax benefits in income tax expense.

7. Fair Value Measurements

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

•	Level 1—Inputs that are quoted prices in active markets for identical assets or liabilities
•	Level 2—Inputs other than quoted prices in active markets for assets or liabilities that are either directly or indirectly observable
•	Level 3—Inputs that are non‑observable that reflect the reporting entity’s own assumptions

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

	As of
	December 27,
(in thousands)	2018	Level 1	Level 2	Level 3
Designated as hedges:
Interest rate cap (cash flow hedge)	$1,076	$—	$1,076	$—
Not designated as hedges:
Interest rate cap	$1,075	$—	$1,075	$—

	As of
	December 28,
(in thousands)	2017	Level 1	Level 2	Level 3
Designated as hedges:
Interest rate cap (cash flow hedge)	$710	$—	$710	$—
Not designated as hedges:
Interest rate cap	$710	$—	$710	$—

Our derivative contracts are negotiated with counterparties without going through a public exchange. Accordingly, our fair value assessments give consideration to the risk of counterparty default (as well as our own credit risk). Our interest rate derivatives consist of interest rate cap contracts and are valued primarily based on data readily observable in public markets.

8. Derivatives and Risk Management

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

Not Designated as Accounting Hedge

For derivative contracts de-designated as accounting hedges, the change in the fair value is reflected through earnings. These changes in fair value are mark-to-market adjustments (“MTM adjustments”). MTM adjustments are defined as fair value changes recorded in periods other than the settlement period. Such fair value changes are not necessarily indicative of the actual settlement value of the underlying hedge in the contract settlement period. The AOCI related to the interest rate cap prior to the de-designation is being amortized over the remaining maturity period.

Derivative Position as of December 27, 2018:

			Final Maturity	Other	AOCI, Net
(in thousands)	Notional Balance		Date	Assets	of Tax
Designated as hedges:
Interest rate cap (cash flow hedge)	$102,500	U.S. dollars	December 2021	$1,076	$177
Not designated as hedges:
Interest rate cap	$102,500	U.S. dollars	December 2021	$1,075	$9

Derivative Position as of December 28, 2017:

			Final Maturity	Other	AOCI, Net
(in thousands)	Notional Balance		Date	Assets	of Tax
Designated as hedges:
Interest rate cap (cash flow hedge)	$102,500	U.S. dollars	December 2021	$710	$(133)
Not designated as hedges:
Interest rate cap	$102,500	U.S. dollars	December 2021	$710	$(72)

Designated Hedge Gain (Losses)

Gains (losses) related to our designated hedge contracts are as follows:

	Effective Portion Reclassified			Effective Portion Recognized in
	From AOCI to Earnings			Other Comprehensive Income (Loss)
	Year Ended			Year Ended
	December 27,	December 28,	December 29,	December 27,	December 28,	December 29,
(in thousands)	2018	2017	2016	2018	2017	2016
Interest rate cap (cash flow hedge)	$—	$—	$—	$391	$(381)	$176
Interest rate swaps (cash flow hedges)	$—	$—	$—	$—	$—	$100

Interest Rate Risk

Our exposure to market risk from adverse changes in interest rates is primarily associated with our long-term debt obligations, which carry variable interest rates. Market risk associated with our variable interest rate long-term debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates.

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

9. Commitments and Contingencies

Lease Commitments

The Company leases its corporate office, retail locations and distribution centers under long‑term operating lease agreements that expire in various years through 2032. Additionally, certain equipment is leased under short‑term operating leases.

Certain lease agreements include escalating rents over the lease terms. The Company expenses rent on a straight‑line basis over the life of the lease, which commences on the date the Company has the right to control the property. The cumulative expense recognized on a straight‑line basis in excess of the cumulative payments is included in deferred rent in the accompanying

Consolidated Balance Sheets. Future minimum lease payments under non‑cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 27, 2018, are:

(in thousands)	Amount
2019	$114,076
2020	131,394
2021	123,249
2022	116,925
2023	112,430
Thereafter	710,643
Total minimum lease payments	$1,308,717

Lease expense for the years ended December 27, 2018, December 28, 2017, and December 29, 2016, was approximately $94,103 thousand, $71,524 thousand, and $53,899 thousand, respectively.

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

10. Debt

The following table summarizes our long‑term debt as of December 27, 2018 and December 28, 2017 (dollars in thousands):

		Interest Rate Per
		Annum at
	Maturity	December 27,		December 27,	December 28,
	Date	2018		2018	2017
Credit Facilities:
UBS Facility Term Loan B	September 30, 2023	4.48%	Variable	$149,000	$152,500
Wells Facility Revolving Line of Credit	September 30, 2021	3.72%	Variable	—	41,000
Total secured debt				149,000	193,500
Less: current maturities				3,500	3,500
Long-term debt maturities				145,500	190,000
Less: unamortized discount and debt issuance costs				3,666	4,438
Total long-term debt				$141,834	$185,562

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

Dividend

On September 30, 2016, the board of directors declared the Special Dividend and authorized the Option Payments. Payment of the Special Dividend and the Option Payments was made on September 30, 2016 to all stockholders and option holders of record at the close of business on September 30, 2016. In connection with the dividend, the Company refinanced its existing indebtedness by amending the prior asset-based revolving credit facility with an amended and restated $200.0 million asset-based revolving credit facility maturing on September 30, 2021 (the “ABL Facility”), entering into a $350.0 million senior secured term loan facility maturing on September 30, 2023 (the “Term Loan Facility” and together with the ABL Facility, our “Credit Facilities”) and repaying and terminating the prior term loan facility and the prior senior secured term loan facility with GCI Capital Markets LLC (the “GCI Facility”). As a result of the refinancing, the Company recorded $162 thousand of loss on extinguishment of debt related to unamortized deferred debt issuance cost for the Company’s prior asset-based revolving credit facility, as well as recorded $1,319 thousand of loss on extinguishment of debt related to unamortized original issue discount and unamortized deferred debt issuance cost for the prior term loan facility and GCI Facility. In addition, the Company recorded $10,347 thousand of original issue discount and deferred debt issuance cost related to new third‑party fees associated with the refinancing.

Term Loan Facility

As of December 27, 2018, the Term Loan Facility had an outstanding balance of $149.0 million and requires quarterly repayments of $875 thousand, which commenced on December 31, 2016, with the remainder due and payable at maturity. The Term Loan Facility matures on September 30, 2023.

As of December 27, 2018, the Term Loan Facility bore interest based on one of the following rates, at the Company’s option:

i)Adjusted LIBOR Rate plus a margin of 2.50%

ii)Base Rate plus a margin of 1.50%. Base Rate defined as the greater of the following:

(a)the base rate in effect on such day,

(b)the federal funds rate plus 0.50%,

(c)the adjusted LIBOR rate for the interest period of one month plus a margin of 1.00%

ABL Facility

As of December 27, 2018, the ABL Facility had a maximum availability of $300 million with actual available borrowings limited to the sum, at the time of calculation, of eligible credit card receivables, plus the cost of eligible inventory, net of inventory reserves, multiplied by the product of an appraisal percentage multiplied by the appraised value of eligible inventory, plus 85% of eligible net trade receivables, plus all eligible cash on hand minus certain Availability Reserves (as defined in the credit agreement governing the ABL Facility). The ABL Facility is available for issuance of letters of credit and contains $30.0 million for standby letters of credit and commercial letters of credit. Available borrowings under the facility are reduced by the face amount of outstanding letters of credit. The ABL Facility matures on September 30, 2021. As of December 27, 2018, the borrowings bear interest at a floating rate, which is based on one of the following rates at the option of the Company:

i)LIBOR Rate plus a margin percentage ranging from 1.25% to 1.50% based on the level of borrowings or

ii)Base Rate plus a margin (ranging from 0.25% to 0.50% based on the level of borrowings). The Base Rate is defined as the highest of the following:

(a)the federal funds rate plus 0.50%,

(b)Adjusted LIBOR Rate plus 1.00%, or

(c)the lender’s prime rate

As of December 27, 2018, the Company had net availability under the ABL Facility of $289,141 thousand, including outstanding letters of credit of $10,859 thousand.

The following table summarizes scheduled maturities of our debt, including current maturities, as of December 27, 2018 (in thousands):

Amount
2019	$3,500
2020	4,375
2021	2,625
2022	3,500
2023	135,000
Thereafter	—
Total minimum debt payments	$149,000

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

The Term Loan Facility has no financial maintenance covenants. As of December 27, 2018, we were in compliance with the covenants of the Credit Facilities.

Deferred Debt Issuance Cost and Original Issue Discount

Deferred debt issuance cost related to our ABL Facility and our prior asset-based revolving credit facility of $902 thousand and $1,005 thousand as of December 27, 2018 and December 28, 2017, respectively, are included in Other assets on our Consolidated Balance Sheets. Deferred debt issuance cost and original issue discount related to our Term Loan Facility of $3,666 thousand as of December 27, 2018 and $4,438 thousand as of December 28, 2017 are included in Term loans on our Consolidated Balance Sheets. Amortization expense was $1,045 thousand, $1,205 thousand, and $954 thousand for the years ended December 27, 2018, December 28, 2017, and December 29, 2016.

Fair Value of Debt

Market risk associated with our fixed and variable rate long‑term debt relates to the potential change in fair value and negative impact to future earnings, respectively, from a change in interest rates. The aggregate fair value of debt was based primarily on discounted cash flows utilizing estimated interest rates, maturities, credit risk, and underlying collateral and is classified primarily as Level 3 within the fair value hierarchy. At December 27, 2018 and December 28, 2017, the fair values of the Company’s debt are as follows (in thousands):

	December 27,	December 28,
(in thousands)	2018	2017
Total debt at par value	$149,000	$193,500
Less: unamortized discount and debt issuance costs	3,666	4,438
Net carrying amount	$145,334	$189,062
Fair value	$147,883	$193,881

11. Stockholders’ Equity

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

Stock Incentive Plans

 On January 13, 2011, the Company adopted the 2011 Stock Option Plan (as amended, restated, supplemented or otherwise modified from time to time, the “2011 Plan”) to provide for the grant of stock options to employees (including officers), consultants and non‑employee directors of the Company and its subsidiaries. Pursuant to the terms of the 2011 Plan, the Company was authorized to grant options for the purchase of up to 12,520,407 shares as of December 29, 2016 and 10,780,970 shares as of December 31, 2015. As of December 29, 2016 and December 31, 2015, there were 179,575 and 104,269 shares available for grant pursuant to awards under the 2011 Plan, respectively.

We ceased granting awards under the 2011 Plan upon the implementation of the 2017 Plan, described below.

On April 13, 2017, the board of directors approved the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan (the “2017 Plan”), which was subsequently approved by the Company’s stockholders. The 2017 Plan authorizes the Company to grant options and restricted stock awards to eligible employees (including officers), consultants and non-employee directors up to an aggregate of 5,000,000 shares of Class A common stock. In connection with the IPO, the Company granted options to purchase an aggregate of 1,254,465 shares of our Class A common stock to certain of our eligible employees and 15,475 shares of restricted stock to certain of our non-employee directors, in each case pursuant to the 2017 Plan and based on the public offering price of $21.00 per share. As of December 27, 2018 and December 28, 2017, there were 2,850,768 and 3,690,255 shares available for grant pursuant to awards under the 2017 Plan, respectively.

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

On November 20, 2017, certain of the Company’s stockholders completed a secondary public offering (the “November Secondary Offering”) of an aggregate of 7,475,000 shares of common stock at a price to the public of $36.00 per share. The Company did not sell any shares in the November Secondary Offering and did not receive any proceeds from the sales of shares by the selling stockholders.

On May 29, 2018, certain of the Company’s stockholders completed a secondary public offering (the “May Secondary Offering”) of an aggregate of 10,000,000 shares of common stock at a price to the public of $45.80 per share. The Company did not sell any shares in the May Secondary Offering and did not receive any proceeds from the sales of shares by the selling stockholders.

On September 14, 2018, certain of the Company’s stockholders completed a secondary public offering (the “September Secondary Offering”) of an aggregate of 11,500,000 shares of common stock at a price to the public of $37.25 per share. The Company did not sell any shares in the September Secondary Offering and did not receive any proceeds from the sales of shares by the selling stockholders.

Stock Options

The Company accounts for stock‑based compensation pursuant to ASC 718, Compensation – Stock Compensation, which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation, net of forfeitures, over the requisite service period for awards expected to vest.

Stock options are granted with an exercise price greater than or equal to the fair market value on the date of grant, as authorized by the Company’s board of directors or compensation committee. Options granted have vesting provisions ranging from one to five years, and contractual terms of ten years. Stock option grants are generally subject to forfeiture if employment terminates prior to vesting.

The fair value of stock option awards granted was estimated using the Black‑Scholes pricing model with the following weighted‑average assumptions:

	Year Ended	Year Ended	Year Ended
	December 27,	December 28,	December 29,
	2018	2017	2016
Risk-free interest rate	3.05%	2.06%	1.43%
Expected volatility	42%	39%	40%
Expected life (in years)	6.29	6.50	6.50
Dividend yield	—%	—%	—%

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

The table below summarizes the changes in all stock options for the following periods:

					Weighted
				Weighted	Average Fair
		Weighted	Options	Average	Value/Share of
		Average	Exercisable	Exercise Price	Options
		Exercise	at End	of Exercisable	Granted During
	Options	Price	of Year	Options	the Year
Outstanding at December 31, 2015	10,460,119	$4.77	6,656,524	$4.00	$—
Granted	2,025,535	9.94	—	—	4.13
Exercised	(145,140)	3.48	—	—	—
Forfeited or expired	(361,403)	6.65	—	—	—
Outstanding at December 29, 2016	11,979,111	5.34	8,151,056	4.20	—
Granted	1,339,668	21.68	—	—	9.20
Exercised	(1,828,339)	4.85	—	—	—
Forfeited or expired	(236,354)	9.17	—	—	—
Outstanding at December 28, 2017	11,254,086	7.28	7,448,532	4.52	—
Granted	926,775	34.07	—	—	15.63
Exercised	(2,069,195)	5.09	—	—	—
Forfeited or expired	(258,838)	13.12	—	—	—
Outstanding at December 27, 2018	9,852,828	$10.11	6,409,257	$5.21	$—

The intrinsic value for stock options is defined as the difference between the exercise price and the value of the Company’s common stock (on a minority, non‑marketable basis). The per share value of the Company’s common stock as of December 27, 2018, was $26.01. The intrinsic value of stock options exercised was $87,151 thousand and $62,508 thousand for the years ended December 27, 2018 and December 28, 2017, respectively. The aggregate intrinsic value of stock options outstanding as of December 27, 2018, was $165,404 thousand with a weighted‑average remaining contractual life of 5.3 years. The aggregate intrinsic value of stock options exercisable as of December 27, 2018, was $133,485 thousand with a weighted‑average remaining contractual life of 3.8 years. The Company’s total unrecognized compensation cost related to stock options as of December 27, 2018, was $26,135 thousand, which is expected to be recognized over a weighted average period of 3.5 years.

Restricted Stock

During fiscal 2018, we granted 10,165 shares of restricted stock to certain of our non-employee directors. Restricted stock granted have vesting provisions ranging from two to four years, and the aggregate fair value of restricted stock outstanding as of December 27, 2018, was $566 thousand. As of December 27, 2018, there were 21,775 shares of restricted stock outstanding. The Company’s total unrecognized compensation cost related to restricted stock as of December 27, 2018, was $489 thousand, which is expected to be recognized over a weighted average period of 2.0 years.

During fiscal 2017, we granted 15,475 shares of restricted stock to certain of our non-employee directors. Restricted stock granted had vesting provisions of four years, and the aggregate fair value of restricted stock outstanding as of December 28, 2017, was $767 thousand. As of December 28, 2017, there were 15,475 shares of restricted stock outstanding. The Company’s total unrecognized compensation cost related to restricted stock as of December 28, 2017, was $270 thousand, which is expected to be recognized over a weighted average period of 3.3 years.

Employee Stock Purchase Plan

At our 2018 annual meeting of stockholders held on May 17, 2018, our stockholders approved the Floor & Decor Holdings, Inc. Employee Stock Purchase Plan (the “ESPP”), which became available to substantially all of our employees beginning in the third quarter of fiscal 2018. The ESPP is a tax-qualified plan under Section 423 of the Internal Revenue Code, and it permits eligible employees to purchase shares of our common stock through payroll deductions, subject to certain limitations. The purchase price of the shares under the ESPP in no event will be less than the lesser of 85% of the lower of the fair market value of our common stock on either the first or last trading day of each six-month offering period. There are 1,500,000 shares of our Class A common stock, par value $0.001 per share, approved for issuance under the ESPP. As of December 27, 2018, eligible employees contributed $1.4 million to purchase shares, and during fiscal 2018, the Company recognized $333 thousand of stock-based compensation expense related to the ESPP.

12. Earnings Per Share

Net Income per Common Share

We calculate basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effect of stock options.

The following table shows the computation of basic and diluted earnings per share:

	Year Ended	Year Ended	Year Ended
	December 27,	December 28,	December 29,
(in thousands, except per share data)	2018	2017	2016
Net income	$116,187	$102,788	$43,039
Basic weighted average shares outstanding	96,770	90,951	83,432
Dilutive effect of share based awards	7,791	8,709	4,999
Diluted weighted average shares outstanding	104,561	99,660	88,431
Basic earnings per share	$1.20	$1.13	$0.52
Diluted earnings per share	$1.11	$1.03	$0.49

The following have been excluded from the computation of dilutive effect of share based awards because the effect would be anti‑dilutive:

	Year Ended	Year Ended	Year Ended
	December 27,	December 28,	December 29,
(in thousands)	2018	2017	2016
Stock options	298	849	2,004

13. Selected Quarterly Financial Information (unaudited)

The following tables present the Company’s unaudited quarterly results for fiscal 2018 and fiscal 2017.

	Fiscal 2018
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$402,948	$434,279	$435,882	$436,739
Gross profit	165,386	177,638	178,226	181,018
Income from continuing operations	36,506	37,245	34,237	23,313
Basic earnings from continuing operations per share	0.38	0.39	0.35	0.24
Diluted earnings from continuing operations per share	0.35	0.35	0.33	0.22
Net income	31,871	39,846	26,568	17,902
Basic earnings per share	0.33	0.41	0.27	0.18
Diluted earnings per share	0.30	0.38	0.25	0.17

	Fiscal 2017
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$307,296	$344,047	$343,923	$389,501
Gross profit	125,471	142,228	142,491	162,374
Income from continuing operations	22,672	34,102	28,596	32,401
Basic earnings from continuing operations per share	0.27	0.38	0.30	0.34
Diluted earnings from continuing operations per share	0.26	0.34	0.28	0.31
Net income	11,128	20,429	23,255	47,976
Basic earnings per share	0.13	0.22	0.25	0.51
Diluted earnings per share	0.13	0.20	0.22	0.46

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.           CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 27, 2018, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting, described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), pursuant to Rule 13a-15(c) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

A company’s internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness for future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 27, 2018, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in internal control related to ineffective ITGCs in the areas of user access and program change management over certain information technology systems and in the reports generated from these systems used in the execution of controls that support the Company’s financial reporting processes. Our business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted. We believe that these control deficiencies were a result of: information technology control processes lacking sufficient documentation and formality such that the successful operation of ITGCs was overly dependent upon knowledge and actions of certain individuals with information technology control expertise; insufficient training of information technology personnel on the importance of ITGCs; and risk-assessment processes inadequate to identify and assess changes in information technology environments that could impact internal control over financial reporting. The material weakness did not result in any identified misstatements to the financial statements, and there were no changes to previously released financial results. Based on this material weakness, the Company’s management concluded that at December 27, 2018, the Company’s internal control over financial reporting was not effective.

The Company’s independent registered public accounting firm, Ernst & Young LLP has issued an adverse audit report on the effectiveness of the Company’s internal control over financial reporting as of December 27, 2018, which appears in Item 8 of this Annual Report.

As a result of the identification of the material weakness, and prior to filing this Annual Report, we performed further analysis and completed additional procedures intended to ensure our consolidated financial statements for the year ended December 27, 2018 were prepared in accordance with GAAP. Based on these procedures and analysis, and notwithstanding the material weakness in our internal control over financial reporting, our management has concluded that our consolidated financial statements and related notes thereto included in this Annual Report have been prepared in accordance with GAAP. Our Chief Executive Officer and Chief Financial Officer have certified that, based on each such officer’s knowledge, the financial statements, as well as the other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Annual Report. In addition, Ernst & Young LLP has issued an unqualified opinion on our financial statements, which is included in Item 8 of this Annual Report, and we have developed a remediation plan for the material weakness, which is described below.

Remediation

Our management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include: (i) creating and filling an information technology compliance oversight function; (ii) developing a training program addressing ITGCs and policies, including educating control owners concerning the principles and requirements of each control, with a focus on those related to user access and change-management over information technology systems impacting financial reporting; (iii) developing and maintaining documentation underlying ITGCs to enhance control knowledge across the entire IT organization; (iv) developing enhanced risk assessment procedures and controls related to changes in information technology systems; (v) implementing an information technology management review and testing plan to monitor ITGCs with a specific focus on systems supporting our financial reporting processes; and (vi) enhanced quarterly reporting on the remediation measures to the Audit Committee of the Board.

We believe that these actions will remediate the material weakness. The weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal 2019.

Changes in Internal Control over Financial Reporting

Except for the material weakness identified above, as of December 27, 2018, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our fourth quarter ended December 27, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.           OTHER INFORMATION.

None.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item will be contained in our definitive Proxy Statement in connection with our 2018 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 27, 2018 (the “Proxy Statement”), and is incorporated herein by reference.

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

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference, under the caption “Certain Beneficial Owners.”

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
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 27, 2018 and December 28, 2017
Consolidated Statements of Operations for the years ended December 27, 2018, December 28, 2017 and December 29, 2016
Consolidated Statements of Comprehensive Income for the years ended December 27, 2018, December 28, 2017 and December 29, 2016
Consolidated Statements of Cash Flows for the years ended December 27, 2018, December 28, 2017 and December 29, 2016
Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 27, 2018, December 28, 2017 and December 29, 2016
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

10.17 10.18 10.19 10.20

Floor & Decor Holdings, Inc Employee Stock Purchase Plan(6)#

First Amendment to Floor & Decor Holdings, Inc. Employee Stock Purchase Plan(7)#

Second Amendment to Floor & Decor Holdings, Inc. Employee Stock Purchase Plan(8)#

Amended and Restated Credit Agreement, dated as of September 30, 2016, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent and Swing Line Lender, Wells Fargo Bank, National Association, as Term Loan Agent, the lenders from time to time party thereto, Bank of America, N.A., as Syndication Agent, and Wells Fargo Bank, National Association and Merrill Lynch, Pierce and Fenner & Smith Incorporated, as Joint Lead Arrangers and Joint Bookrunners(4)

10.21

Amended and Restated Security Agreement, dated as of September 30, 2016, by and among Floor and Decor Outlets of America, Inc., the other borrowers and guarantors party thereto from time to time, Wells Fargo Bank, National Association, as Collateral Agent, and Wells Fargo Bank, National Association, as Administrative Agent(4)

10.22

Credit Agreement, dated as of September 30, 2016, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., the lenders from time to time parties thereto, UBS AG, Stamford Branch, as Administrative Agent and Collateral Agent, and UBS Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Bank PLC, Goldman Sachs Bank USA and Wells Fargo Securities LLC, as Joint Lead Arrangers and Joint Bookrunners(4)

10.23

Security Agreement, dated as of September 30, 2016, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., the other loan parties from time to time party thereto and UBS AG, Stamford Branch, as Collateral Agent and Administrative Agent and the lenders party thereto(4)

10.24

Guaranty Agreement, dated as of September 30, 2016, by FDO Acquisition Corp. in favor of UBS AG, Stamford Branch, as Collateral Agent, and UBS AG, Stamford Branch, as Administrative Agent and the lenders party thereto(4)

10.25

Amendment No. 1 to Credit Agreement, dated as of March 31, 2017, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., the other loan parties from time to time party thereto, the lenders from time to time party thereto, and UBS AG, Stamford Branch, as Administrative Agent and Collateral Agent(4)

10.26

Amendment No. 2 to Credit Agreement, dated as of November 22, 2017, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., the other loan parties from time to time party thereto, the lenders from time to time party thereto, and UBS AG, Stamford Branch, as Administrative Agent and Collateral Agent(9)

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

(3)Filed as an exhibit to the Registrant’s Form 8‑K (File No. 001‑38070) filed with the SEC on May 2, 2017, and incorporated herein by reference.

(4)Filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S‑1 (File No. 333‑216000) filed with the SEC on April 7, 2017, and incorporated herein by reference.

(5)Filed as an exhibit to the Registrant’s Registration Statement on Form S‑1 (File No. 333‑221525) filed with the SEC on November 13, 2017, and incorporated herein by reference.

(6)  Filed as Annex A to the Registrant’s Definitive Proxy Statement (File No. 001-38070), filed with the SEC on March 27, 2018, and incorporated herein by reference.

(7)Filed as Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-225092), filed with the SEC on May 22, 2018, and incorporated herein by reference.

(8)Filed as Exhibit 10.1 to the Registrant’s Form 10-Q (File No. 001-38070) filed with the SEC on November 1, 2018, and incorporated herein by reference.

(9)Filed as Exhibit 10.23 to the Registrant’s Form 10-K (File No. 001-38070) filed with the SEC on March 5, 2018, and incorporated herein by reference.

ITEM 16.            FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOOR & DECOR HOLDINGS, INC.

Dated: February 25, 2019	/s/ Thomas V. Taylor
Thomas V. Taylor
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the twenty-fifth day of February 2019.

Signature	Title	Date

/s/ Thomas V. Taylor Thomas V. Taylor	Chief Executive Officer (Principal Executive Officer) and Director	February 25, 2019

/s/ Trevor S. Lang Trevor S. Lang	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2019

/s/ Norman H. Axelrod Norman H. Axelrod	Chairman of the Board	February 25, 2019

/s/ George Vincent West George Vincent West	Vice Chairman of the Board	February 25, 2019

/s/ Brad J. Brutocao Brad J. Brutocao	Director	February 25, 2019

/s/ Michael Fung Michael Fung	Director	February 25, 2019

/s/ David B. Kaplan David B. Kaplan	Director	February 25, 2019

/s/ Rachel H. Lee Rachel H. Lee	Director	February 25, 2019

/s/ John M. Roth John M. Roth	Director	February 25, 2019

/s/ Peter M. Starrett Peter M. Starrett	Director	February 25, 2019

/s/ Richard L. Sullivan Richard L. Sullivan	Director	February 25, 2019

/s/ Felicia D. Thornton Felicia D. Thornton	Director	February 25, 2019