Form 10-Q
period 2019-03-28
Floor & Decor Holdings, Inc.
filed 2019-05-02
CIK 1507079

m

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2019

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company Emerging growth company	☐ ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.001 par value per share	FND	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2019
Class A common stock, $0.001 par value	98,244,175

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Floor & Decor Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	As of	As of
	March 28,	December 27,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$451	$644
Income taxes receivable	—	4,324
Receivables, net	66,101	67,527
Inventories, net	437,504	471,014
Prepaid expenses and other current assets	23,342	15,949
Total current assets	527,398	559,458
Fixed assets, net	338,888	328,366
Right of use assets	659,115	—
Intangible assets, net	109,322	109,330
Goodwill	227,447	227,447
Other assets	11,181	9,490
Total long-term assets	1,345,953	674,633
Total assets	$1,873,351	$1,234,091
Liabilities and stockholders’ equity
Current liabilities:
Current portion of term loans	$3,500	$3,500
Current portion of lease liabilities	73,615	—
Trade accounts payable	229,498	313,503
Accrued expenses and other current liabilities	76,390	82,038
Income taxes payable	8,765	—
Deferred revenue	6,581	5,244
Total current liabilities	398,349	404,285
Term loans	141,152	141,834
Revolving line of credit	2,100	—
Deferred rent	—	36,980
Lease liabilities	683,672	—
Deferred income tax liabilities, net	25,666	26,838
Tenant improvement allowances	—	37,295
Other liabilities	2,451	2,550
Total long-term liabilities	855,041	245,497
Total liabilities	1,253,390	649,782
Commitments and Contingencies (Note 5)
Stockholders’ equity
Capital stock:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at March 28, 2019 and December 27, 2018	—	—
Common stock Class A, $0.001 par value; 450,000,000 shares authorized; 97,997,529 shares issued and outstanding at March 28, 2019 and 97,588,539 issued and outstanding at December 27, 2018	98	98
Common stock Class B, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at March 28, 2019 and December 27, 2018	—	—
Common stock Class C, $0.001 par value; 30,000,000 shares authorized; 0 shares issued and outstanding at March 28, 2019 and December 27, 2018	—	—
Additional paid-in capital	345,907	340,462
Accumulated other comprehensive income (loss), net	(148)	186
Retained earnings	274,104	243,563
Total stockholders’ equity	619,961	584,309
Total liabilities and stockholders’ equity	$1,873,351	$1,234,091

See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

(In Thousands, Except Per Share Data)

(Unaudited)

	Thirteen Weeks Ended
	March 28,	March 29,
	2019	2018
Net sales	$477,050	$402,948
Cost of sales	275,676	237,562
Gross profit	201,374	165,386
Operating expenses:
Selling and store operating	127,383	102,567
General and administrative	30,202	23,339
Pre-opening	4,027	2,974
Total operating expenses	161,612	128,880
Operating income	39,762	36,506
Interest expense	2,921	1,784
Income before income taxes	36,841	34,722
Provision for income taxes	6,121	2,851
Net income	$30,720	$31,871
Change in fair value of hedge instruments, net of tax	(334)	430
Total comprehensive income	$30,386	$32,301
Basic earnings per share	$0.31	$0.33
Diluted earnings per share	$0.29	$0.30

See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In Thousands)

(Unaudited)

						Accumulated
			Common Stock		Additional	Other		Total
	Preferred Stock		Class A		Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance, December 28, 2018	—	$—	97,588	$98	$340,462	$186	$243,563	$584,309
Stock based compensation expense	—	—	—	—	2,250	—	—	2,250
Exercise of stock options	—	—	348	—	1,776	—	—	1,776
Cumulative effect from adoption of ASU No. 2016-02	—	—	—	—	—	—	(179)	(179)
Shares issued under employee stock plans	—	—	61	—	1,419	—	—	1,419
Other comprehensive gain (loss), net of tax	—	—	—	—	—	(334)	—	(334)
Net income	—	—	—	—	—	—	30,720	30,720
Balance, March 28, 2019	—	$—	97,997	$98	$345,907	$(148)	$274,104	$619,961

						Accumulated
			Common Stock		Additional	Other		Total
	Preferred Stock		Class A		Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance, December 29, 2017	—	$—	95,509	$96	$323,419	$(205)	$119,550	$442,860
Stock based compensation expense	—	—	—	—	1,415	—	—	1,415
Exercise of stock options	—	—	585	—	3,195	—	—	3,195
Cumulative effect from adoption of ASU No. 2014-09	—	—	—	—	—	—	7,826	7,826
Other comprehensive gain (loss), net of tax	—	—	—	—	—	430	—	430
Net income	—	—	—	—	—	—	31,871	31,871
Balance, March 29, 2018	—	$—	96,094	$96	$328,029	$225	$159,247	$487,597

See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Thirteen Weeks Ended
	March 28,	March 29,
	2019	2018
Operating activities
Net income	$30,720	$31,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,184	11,534
Amortization of tenant improvement allowances	—	(1,045)
Deferred income taxes	(1,057)	2,111
Interest cap derivative contracts	610	(535)
Stock based compensation expense	2,250	1,415
Changes in operating assets and liabilities:
Receivables, net	22,568	15,775
Inventories, net	33,510	(9,262)
Trade accounts payable	(84,005)	(3,723)
Accrued expenses and other current liabilities	3,017	(12,926)
Income taxes	13,143	780
Deferred revenue	1,337	1,500
Deferred rent	—	2,707
Tenant improvement allowances	—	128
Other, net	(12,256)	282
Net cash provided by operating activities	27,021	40,612
Investing activities
Purchases of fixed assets	(31,634)	(27,841)
Net cash used in investing activities	(31,634)	(27,841)
Financing activities
Borrowings on revolving line of credit	80,200	51,900
Payments on revolving line of credit	(78,100)	(66,100)
Payments on term loans	(875)	(1,750)
Proceeds from exercise of stock options	1,776	3,195
Proceeds from employee stock purchase plan	1,419	—
Net cash provided by (used in) financing activities	4,420	(12,755)
Net increase (decrease) in cash and cash equivalents	(193)	16
Cash and cash equivalents, beginning of the period	644	556
Cash and cash equivalents, end of the period	$451	$572
Supplemental disclosures of cash flow information
Buildings and equipment acquired under operating leases	$53,049	$—
Cash paid for interest	$1,987	$2,368
Cash paid for income taxes	$—	$19
Fixed assets accrued at the end of the period	$10,836	$16,332
Fixed assets acquired as part of lease - paid for by lessor	$—	$—

See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

 March 28, 2019

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

As of March 28, 2019, the Company, through its wholly owned subsidiary, Floor and Decor Outlets of America, Inc. (“F&D”), operates 103 warehouse-format stores, which average 75,000 square feet, and one small-format standalone design center in 28 states, as well as three distribution centers and an e-commerce site, FloorandDecor.com.

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period ending on the Thursday on or preceding December 31st. Fiscal years ended December 26, 2019 (“fiscal 2019”) and December 27, 2018 (“fiscal 2018”) include 52 weeks. When a 53-week fiscal year occurs, we report the additional week at the end of the fiscal fourth quarter. 52-week fiscal years consist of thirteen-week periods in the first, second, third and fourth quarters of the fiscal year.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. The Condensed Consolidated Balance Sheet as of December 27, 2018 has been derived from the audited Consolidated Balance Sheet for the fiscal year then ended. The interim condensed consolidated financial statements should be read together with the audited consolidated financial statements and related footnote disclosures included in the Company’s Annual Report on Form 10-K for fiscal 2018, filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2019 (the “Annual Report”).

Management believes the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments considered necessary for a fair statement of results for the interim periods presented.

Results of operations for the thirteen weeks ended March 28, 2019 and March 29, 2018 are not necessarily indicative of the results to be expected for the full year.

There have been no updates to our Significant Accounting Policies since the Annual Report, except for the policy changes in connection with the newly adopted lease accounting standard outlined in Note 5. For information regarding our Significant Accounting Policies and Estimates, see the “Summary of Significant Accounting Policies” section of “Item 8. Financial Statements and Supplementary Data” of our Annual Report.

Recently Issued Accounting Pronouncements

There have been no updates to Recently Issued Accounting Pronouncements that have yet to be adopted since the Annual Report. For information regarding Recently Issued Accounting Pronouncements, see the “Summary of Significant Accounting Policies” section of “Item 8. Financial Statements and Supplementary Data” of our Annual Report.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, "Leases (Topic 842)." ASU No. 2016-02 requires that lessees recognize lease assets and lease liabilities on the balance sheet with an option to exclude short-term leases (leases with terms of 12 months or less). The guidance also requires disclosures about the amount, timing, and uncertainty of cash flows arising from leases. We adopted the ASU on December 28, 2018, the first day of our fiscal year 2019, using the modified retrospective approach. The cumulative effect adjustment upon adoption resulted in an  immaterial opening balance sheet reduction to retained earnings. The adoption of ASU No. 2016-02 in the first quarter of fiscal 2019 had a material impact on the Company’s Condensed Consolidated Balance Sheet in respect to the right of use assets, lease liabilities, tenant improvement allowances, and deferred rent but did not have a material impact on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income or Statements of Cash Flows. Refer to Note 5 for further details.

2. Revenues

Disaggregated Revenue

The following table presents the net sales of each major product category (in thousands):

	Thirteen Weeks Ended
	March 28, 2019		March 29, 2018
		% of		% of
Product Category	Net Sales	Net Sales	Net Sales	Net Sales
Tile	$125,310	26%	$117,402	29%
Laminate / Luxury Vinyl Plank	97,502	20	66,892	17
Decorative Accessories	94,440	20	78,489	19
Installation Materials and Tools	79,709	17	63,581	16
Wood	49,230	10	46,485	12
Natural Stone	30,887	7	28,006	7
Delivery and Other	(28)	—	2,093	—
Total	$477,050	100%	$402,948	100%

.

3. Debt

Fair Value of Debt

Market risk associated with our fixed and variable rate long‑term debt relates to the potential change in fair value and negative impact to future earnings, respectively, from a change in interest rates. The aggregate fair value of debt is based primarily on our estimates of interest rates, maturities, credit risk, and underlying collateral and is classified as Level 3 within the fair value hierarchy. At March 28, 2019 and December 27, 2018, the carrying amounts and fair values of our debt were as follows:

	March 28,	December 27,
(in thousands)	2019	2018
Total debt at par value	$150,225	$149,000
Less: unamortized discount and debt issuance costs	3,473	3,666
Net carrying amount	$146,752	$145,334
Fair value	$148,003	$147,883

4. Income Taxes

Our effective income tax rates were 16.6% and 8.2% for the thirteen weeks ended March 28, 2019 and March 29, 2018, respectively.

5. Commitments and Contingencies

Lease Commitments

On December 28, 2018, the first day of our fiscal year 2019, we adopted ASU No. 2016-02, "Leases (Topic 842)", which requires that lessees recognize lease assets and lease liabilities for all leases on the balance sheet with an option to exclude short-term leases (leases with terms of 12 months or less). We adopted ASU No. 2016-02 using the modified retrospective approach and elected the package of practical expedients to use in transition, which permitted us not to reassess, under the new standard, our prior conclusions about lease identification and lease classification. The cumulative effect adjustment upon adoption of ASU No. 2016-02 resulted in an immaterial adjustment to retained earnings. The adoption also resulted in the addition of $621 million right of use assets and corresponding $701 million lease liabilities to our balance sheet, while eliminating deferred rent and tenant improvement allowances. Additionally, we do not separate lease and nonlease components of contracts.

The majority of our long-term operating lease agreements through F&D are for our corporate office, retail locations, and distribution centers, which expire in various years through 2038. All of our building leases have 10-15 year lease terms, except one lease which has a 20-year term. The majority of our building leases also include options to extend, which are factored into the recognition of their respective assets and liabilities when appropriate. Additionally, one building lease contains variable lease payments, which are determined based on a percentage of retail sales over a contractual level, and we sublease real estate within one store and one distribution center to third parties. Certain lease agreements include escalating rents over the lease terms which, under the new accounting standard, results in rent being expensed on a straight‑line basis over the life of the lease that commences on the date we have the right to control the property. Our lease agreements do not contain any residual value guarantees or restrictive covenants that would reasonably be expected to have a material impact on our business.

As most of our leases do not provide a readily determinable implicit rate, we use a third party to determine our incremental borrowing rate, specifically the Bloomberg yield curve for US consumers with a BB- credit rating. The rate is adjusted for collateralization as well as inflation.

Lease Position

The table below presents supplemental balance sheet information related to operating leases.

		As of
(in thousands, except lease term and discount rate)	Balance Sheet Classification	March 28, 2019
Assets
Building	Right of use assets	$647,667
Equipment	Right of use assets	6,263
Land	Right of use assets	245
Software	Right of use assets	4,940
Total operating lease assets		$659,115
Liabilities
Current
Building	Current portion of lease liabilities	$68,927
Equipment	Current portion of lease liabilities	2,784
Land	Current portion of lease liabilities	93
Software	Current portion of lease liabilities	1,811
Total current operating lease liabilities		$73,615
Noncurrent
Building	Lease liabilities	$675,769
Equipment	Lease liabilities	4,663
Land	Lease liabilities	158
Software	Lease liabilities	3,082
Total noncurrent operating lease liabilities		$683,672
Total operating lease liabilities		$757,287

Weighted-average remaining lease term		9 years
Weighted-average discount rate		5.4%

Lease Costs

The table below presents components of lease expense for operating leases.

		Thirteen Weeks Ended
(in thousands)	Classification	March 28, 2019
Operating lease cost (1)	Selling and store operating	$26,015
Sublease income	Selling and store operating	(623)
Total lease cost		$25,392

(1) Includes variable lease costs, which are immaterial.

Undiscounted Cash Flows

Future minimum lease payments under non‑cancelable operating leases (with initial or remaining lease terms in excess of one year) as of March 28, 2019, were:

(in thousands)	Amount
Thirty-nine weeks ended December 26, 2019	$82,939
2020	112,086
2021	105,317
2022	98,163
2023	93,513
Thereafter	503,402
Total minimum lease payments (2)	$995,420
Less: amount of lease payments representing interest	238,133
Present value of future minimum lease payments	757,287
Less: current obligations under leases	73,615
Long-term lease obligations	$683,672

(2) Future lease payments exclude $311 million of legally binding minimum lease payments for operating leases signed but not yet commenced.

For the thirteen weeks ended March 28, 2019, cash paid for operating leases was $24.6 million.

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

6. Stock Based Compensation

At our 2018 annual meeting of stockholders held on May 17, 2018, our stockholders approved the Floor & Decor Holdings, Inc. Employee Stock Purchase Plan (the “ESPP”), which became available to substantially all of our employees beginning in the third quarter of fiscal 2018. The ESPP permits eligible employees to purchase shares of our common stock through payroll deductions, subject to certain limitations. The purchase price of the shares under the ESPP in no event will be less than the lesser of 85% of the lower of the fair market value of our common stock on either the first or last trading day of each six-month offering period. There were 1,500,000 shares of our Class A common stock, par value $0.001 per share, approved for issuance. On December 31, 2018, $1.4 million in contributions were used to purchase 60,871 shares of our Class A common stock. Additionally, during the thirteen weeks ended March 28, 2019, the Company recognized $143 thousand of stock-based compensation expense related to the ESPP.

7. Earnings Per Share

Net Income per Common Share

We calculate basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effect of stock options.

The following table shows the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended
	March 28,	March 29,
(in thousands, except per share data)	2019	2018
Net income	$30,720	$31,871
Basic weighted average shares outstanding	97,785	95,714
Dilutive effect of share based awards	6,536	8,951
Diluted weighted average shares outstanding	104,321	104,665
Basic earnings per share	$0.31	$0.33
Diluted earnings per share	$0.29	$0.30

The following awards have been excluded from the computation of dilutive effect of share based awards because the effect would be anti‑dilutive:

	Thirteen Weeks Ended
	March 28,	March 29,
(in thousands)	2019	2018
Stock options	986	98

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of Floor & Decor Holdings, Inc. and Subsidiaries included in Item 1 of this quarterly report on Form 10-Q (this “Quarterly Report”) and with our audited financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2018 and filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2019 (the “Annual Report”). As used in this Quarterly Report, except where the context otherwise requires or where otherwise indicated, the terms “Company,” “we,” “our” or “us” refer to Floor & Decor Holdings, Inc. and its subsidiaries.

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

Overview

Founded in 2000, Floor & Decor is a high growth, differentiated, multi-channel specialty retailer of hard surface flooring and related accessories with 103 warehouse format stores across 28 states as of March 28, 2019. We believe that we offer the industry’s broadest in stock assortment of tile, wood, laminate, vinyl, and natural stone flooring along with decorative and installation accessories at everyday low prices positioning us as the one stop destination for our customers’ entire hard surface flooring needs. We appeal to a variety of customers, including professional installers and commercial businesses (“Pro”), Do It Yourself customers (“DIY”) and customers who buy the products for professional installation (“Buy it Yourself” or “BIY”).

We operate on a 52- or 53-week fiscal year ending on the Thursday on or preceding December 31. The following discussion contains references to the first thirteen weeks of fiscal 2019 and fiscal 2018, which ended on March 28, 2019 and March 29, 2018, respectively.

During the thirteen weeks ended March 28, 2019, we continued to make long-term key strategic investments, including:

•	opening three new warehouse-format stores ending the quarter with 103 warehouse-format stores;
•	focusing on innovative new products and localized assortments, supported by inspirational in-store and online visual merchandising solutions;
•	investing capital in our stores, information technology and our connected customer strategies to continue enhancing and integrating the online and in-store shopping experience for our customers; and
•	engaging more professional customers, including signing up more customers on our Pro Premier Loyalty Program.

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

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated, in dollars and as a percentage of net sales:

	Thirteen Weeks Ended
	3/28/2019		3/29/2018
(in thousands)	Actual	% of Sales	Actual	% of Sales	$ Increase/(Decrease)	% Increase/(Decrease)
Net sales	$477,050	100.0%	$402,948	100.0%	$74.1	18.4%
Cost of sales	275,676	57.8	237,562	59.0	38.1	16.0
Gross profit	201,374	42.2	165,386	41.0	36.0	21.8
Operating expenses:
Selling and store operating expenses	127,383	26.7	102,567	25.4	24.8	24.2
General and administrative expenses	30,202	6.4	23,339	5.8	6.9	29.4
Pre-opening expenses	4,027	0.8	2,974	0.7	1.1	35.4
Total operating expenses	161,612	33.9	128,880	31.9	32.7	25.4
Operating income	39,762	8.3	36,506	9.1	3.3	8.9
Interest expense	2,921	0.6	1,784	0.5	1.1	63.7
Income before income taxes	36,841	7.7	34,722	8.6	2.1	6.1
Provision for income taxes	6,121	1.3	2,851	0.7	3.3	NM
Net income	$30,720	6.4%	$31,871	7.9%	$(1.2)	(3.6)%

NM – Not meaningful

Selected Financial Information

	Thirteen Weeks Ended
	3/28/2019	3/29/2018
Comparable stores sales	3.1%	15.6%
Comparable average ticket	1.1%	1.9%
Comparable customer transactions	1.9%	13.4%
Number of warehouse-format stores	103	84
Adjusted EBITDA (in thousands)	$60,068	$47,827
Adjusted EBITDA margin	12.6%	11.9%

(1) Adjusted EBITDA is a non-GAAP financial measure. See “Non-GAAP Financial Measures” for additional information and a reconciliation to the most comparable GAAP measure.

Net Sales

Net sales during the thirteen weeks ended March 28, 2019 increased $74.1 million, or 18.4%, compared to the corresponding prior year period. Three out of six of our product categories experienced comparable store sales increases during the period, driven by increases in laminate/luxury vinyl plank, decorative accessories, and installation materials and tools that were above our average for the thirteen weeks ended March 28, 2019. Comparable store sales increased 3.1%, or $12.6  million, and our non-comparable store sales contributed $61.5 million. The increase in comparable store sales was largely driven by a 1.9% increase in comparable customer transactions and a 1.1% increase in comparable average ticket growth. We believe the increase in net sales and customer transactions are due to the execution of our key strategic investments. We believe our enhanced Pro, merchandising, connected customer, marketing and visual merchandising strategies, along with new innovative products led to our sales growth.

Gross Profit and Gross Margin

Gross profit during the thirteen weeks ended March 28, 2019 increased $36.0 million, or 21.8%, compared to the corresponding prior year period. This increase in gross profit was primarily the result of increased sales driven by comparable store sales increase of 3.1% and the opening of 19 new stores since March 29, 2018. Gross margin for the thirteen weeks ended March 28, 2019 increased approximately 120 basis points to 42.2% from 41.0% in the corresponding prior year period. This improvement in gross margin was equally attributable to better product gross margins as well as leveraging our supply chain costs on higher sales. The improved product margins were due to favorable negotiations with our suppliers, improved merchandising strategies, including higher sales from higher margin categories like installation and decorative accessories, and some strategic retail increases.

Selling and Store Operating Expenses

Selling and store operating expenses during the thirteen weeks ended March 28, 2019 increased $24.8 million, or 24.2% compared to the corresponding prior year period, due primarily to the addition of 19 new stores since March 29, 2018. As a percentage of net sales, our selling and store operating expenses increased approximately 130 basis points to 26.7% from 25.4% in the corresponding prior year period driven entirely by new stores open less than one year. Comparable store selling and store operating expenses as a percentage of comparable store sales decreased by approximately 54 basis points, as we leveraged personnel and operating expenses on higher net sales.

General and Administrative Expenses

General and administrative expenses, which are typically expenses incurred outside of our stores, during the thirteen weeks ended March 28, 2019 increased $6.9 million, or 29.4% compared to the corresponding prior year period, due to our continued investments in personnel for our regional and store support functions in support of our store growth. Our general and administrative expenses as a percentage of net sales increased approximately 60 basis points to 6.4% from 5.8% in the corresponding prior year period.

Pre‑Opening Expenses

Pre-opening expenses during the thirteen weeks ended March 28, 2019 increased $1.1 million, or 35.4% compared to the corresponding prior year period. The increase is primarily the result of the cadence of our fiscal 2019 store openings. This resulted in a higher number of new stores opened or planned to be opened for which pre-opening expenses were incurred compared to the corresponding prior year period. During the thirteen weeks ended March 28, 2019, we opened three stores as compared to opening one store during the corresponding prior year period.

Interest Expense

Interest expense during the thirteen weeks ended March 28, 2019 increased $1.1 million, or 63.7% compared to the corresponding prior year period. The increase in interest expense was primarily due to the change in fair value of our cash flow hedge, and to a lesser extent the increase in our average interest rate to 6.0% for the thirteen weeks ended March 28, 2019 from 3.8% in the corresponding prior year period.

Taxes

The provision for income taxes during the thirteen weeks ended March 28, 2019 increased $3.3 million compared to the corresponding prior year period. The effective tax rate was 16.6% for the thirteen weeks ended March 28, 2019 compared to 8.2% in the corresponding prior year period.  The increase in the effective tax rate was primarily due to the recognition of lower excess tax benefits in the current period related to stock options exercised than in the corresponding prior year period.

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

The reconciliations of net income to EBITDA and Adjusted EBITDA for the periods noted below are set forth in the table as follows:

	Thirteen Weeks Ended
(in thousands)	3/28/2019	3/29/2018
Net income	$30,720	$31,871
Depreciation and amortization (1)	16,871	10,228
Interest expense	2,921	1,784
Income tax expense	6,121	2,851
EBITDA	56,633	46,734
Stock compensation expense (2)	2,250	1,415
Other (3)	1,185	(322)
Adjusted EBITDA	$60,068	$47,827

(1) Excludes deferred financing amortization, which is included as a part of interest expense in the table above. For the thirteen weeks ended March 29, 2018, amounts are net of amortization of tenant improvement allowances.

(2) Non-cash charges related to stock-based compensation programs, which vary from period to period depending on timing of awards and forfeitures.

(3) Other adjustments include amounts management does not consider indicative of our core operating performance. Amounts for the thirteen weeks ended March 28, 2019 primarily relate to costs associated with the secondary public offering of our Class A common stock by certain of our stockholders, completed in March 2019, as well as the relocation of the Company’s Store Support Center and closure of the Miami distribution center. Amounts for the thirteen weeks ended March 29, 2018 primarily relate to insurance recoveries from hurricanes Harvey and Irma.

Liquidity and Capital Resources

Liquidity is provided primarily by our cash flows from operations and our $300 million asset-backed revolving credit facility (the “ABL Facility”). As of March 28, 2019, we had $274.1 million in unrestricted liquidity, consisting of $0.5 million in cash and cash equivalents and $273.6 million immediately available for borrowing under the ABL Facility without violating any covenants thereunder.

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

The Term Loan Facility has no financial maintenance covenants. As of March 28, 2019, we were in compliance with the covenants of the Credit Facilities and no Event of Default (as defined in the credit agreements governing our Credit Facilities) had occurred.

Total capital expenditures in fiscal 2019 are planned to be between approximately $220 million to $230 million and will be funded primarily by cash generated from operations. We intend to make the following capital expenditures in fiscal 2019:

•	open 20 stores and start construction on stores opening in early 2020 using approximately $146 million to $153 million of cash;

•	invest in existing store remodeling projects, including one relocation, and our distribution centers using approximately $39 million to $41 million of cash; and
•	invest in information technology infrastructure, e-commerce and other store support center initiatives using approximately $35 million to $36 million of cash.

Cash Flow Analysis

A summary of our operating, investing and financing activities are shown in the following table:

	Thirteen Weeks Ended
(in thousands)	3/28/2019	3/29/2018
Net cash provided by operating activities	$27,021	$40,612
Net cash used in investing activities	(31,634)	(27,841)
Net cash provided by (used in) financing activities	4,420	(12,755)
Net increase (decrease) in cash and cash equivalents	$(193)	$16

Net Cash Provided By Operating Activities

Cash from operating activities consists primarily of net income adjusted for non‑cash items, including depreciation and amortization, stock‑based compensation, deferred taxes and the effects of changes in operating assets and liabilities.

Net cash provided by operating activities was $27.0 million for the thirteen weeks ended March 28, 2019 and $40.6 million for the thirteen weeks ended March 29, 2018. The net cash provided by operating activities for the thirteen weeks ended March 28, 2019 was primarily the result of a decrease in net income and working capital mainly driven by the timing of vendor payments.

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

Capital expenditures during the thirteen weeks ended March 28, 2019 and March 29, 2018 were $31.6 million and $27.8 million, respectively. We continued our investment in new stores, as we opened three new stores through March 28, 2019 and are preparing for one relocation and an additional ten new stores to be opened during the second and third quarters. We generally incur the majority of our capital expenditures six months in advance of the new store opening. During the thirteen weeks ended March 28, 2019, approximately 54% of capital expenditures was for new stores, 24% was for existing stores and distribution centers, and the remainder spent was for information technology and e‑commerce investments to support our growth.

 For the thirteen weeks ended March 29, 2018, approximately 63% of capital expenditures was for new stores, 27% was for existing stores and distribution centers, and the remainder was for information technology and e‑commerce investments to support our growth.

Net Cash Used In Financing Activities

Financing activities consist primarily of borrowings and related repayments under our credit agreements, as well as proceeds from the exercise of stock options.

Net cash provided by financing activities was $4.4 million for the thirteen weeks ended March 28, 2019 and net cash used in financing activities was  $12.8 million for the thirteen weeks ended March 29, 2018. The net cash provided by financing activities for the thirteen weeks ended March 28, 2019 was primarily driven by proceeds from the employee share purchase plan and exercise of stock options of $1.4 million and $1.8 million, respectively, and net borrowings on the ABL Facility of $2.1 million.

The net cash used in financing activities for the thirteen weeks ended March 29, 2018 was primarily driven by a net paydown on our ABL Facility of $14.2 million, slightly offset by proceeds from the exercise of stock options of $3.2 million.

U.S. Tariffs and Global Economy

The current domestic and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy. In September 2018, the U.S. imposed tariffs of 10% on many products from China, and the U.S. administration has announced an intention to increase that amount to 25% if a trade agreement cannot be reached. Approximately half of the products we sell are imported from China, the vast majority of which are impacted by these tariffs. While we are still analyzing the impact these tariffs may have on our business, we believe we can mitigate some of these cost increases through negotiating lower costs from our vendors, increasing retail pricing as we deem appropriate, and potentially sourcing from alternative destinations. As part of these efforts, we expect the recently enacted tariffs to increase our inventory costs and associated cost of goods sold as we incur the tariffs and import more products ahead of the potentially higher tariffs. We expect our efforts to mitigate a substantial portion of the overall effect of increased tariffs, including a material increase to our inventory costs in fiscal 2019. In addition, on April 10, 2019, the U.S. International Trade Commission announced it had commenced a preliminary phase antidumping and countervailing duty investigation pursuant to the Tariff Act of 1930 with respect to the imports of ceramic tile from China. It is too early to determine what the outcome of this preliminary investigation will be and what impact, if any, it will have on the Company. Potential costs and any attendant impact on pricing arising from these tariffs or potential duties and any further expansion in the types or levels of tariffs or duties implemented could require us to modify our current business practices and could adversely affect our business, financial condition and results of operations.

Contractual Obligations

There were no material changes to our contractual obligations outside the ordinary course of our business during the thirteen weeks ended March 28, 2019.

Off‑Balance Sheet Arrangements

For the thirteen weeks ended March 28, 2019, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources. We do not have any relationship with unconsolidated entities or financial partnerships for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and other factors management believes to be reasonable. Actual results may differ from those estimates and assumptions. There have been no significant changes to our critical accounting policies as disclosed in our Annual Report. See Note 1 to our consolidated financial statements included in this quarterly report on Form 10-Q, which describes recently issued accounting pronouncements adopted by us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting the Company, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of the Annual Report. Our exposure to market risk has not changed materially since December 27, 2018.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended  (the “Exchange Act”)) are designed to provide reasonable assurance that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in reports filed or submitted under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the chief executive officer and the chief financial officer, have reviewed the effectiveness of the Company’s disclosure controls and procedures as of March 28, 2019 and, based on their evaluation, have concluded that the Company’s disclosure controls and procedures were ineffective at the reasonable assurance level at that date due to a material weakness in internal control over financial reporting that was disclosed in the Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation

As previously described in Part II, Item 9A of the Annual Report, the Company began implementing a remediation plan to address the material weakness mentioned above. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The Company expects that the remediation of this material weakness will be completed prior to the end of fiscal 2019; however, we cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description
3.1	Restated Certificate of Incorporation of Floor & Decor Holdings, Inc. (1)
3.2	Second Amended and Restated Bylaws of Floor & Decor Holdings, Inc. (1)
10.1	First Amendment to Consulting Agreement with George Vincent West. #
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

## Denotes a management contract or compensatory plan or arrangement.

(1)	Filed as an exhibit to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-216000) filed with the SEC on April 24, 2017, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOOR & DECOR HOLDINGS, INC.

Dated: May 2, 2019	By:	/s/ Thomas V. Taylor
Thomas V. Taylor
Chief Executive Officer
(Principal Executive Officer)

Dated: May 2, 2019	By:	/s/ Trevor S. Lang
Trevor S. Lang
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)