Form 10-Q
period 2019-06-27
Floor & Decor Holdings, Inc.
filed 2019-08-01
CIK 1507079

m

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 001-38070

Floor & Decor Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-3730271
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2233 Lake Park Drive
Smyrna, Georgia	30080
(Address of principal executive offices)	(Zip Code)

(404) 471-1634	Not Applicable
(Registrant’s telephone number, including area code)	(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.001 par value per share	FND	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2019
Class A common stock, $0.001 par value per share	99,613,063

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Floor & Decor Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	As of	As of
	June 27,	December 27,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$51,450	$644
Income taxes receivable	2,837	4,324
Receivables, net	35,641	67,527
Inventories, net	446,397	471,014
Prepaid expenses and other current assets	27,689	15,949
Total current assets	564,014	559,458
Fixed assets, net	382,646	328,366
Right of use assets	720,009	—
Intangible assets, net	109,315	109,330
Goodwill	227,447	227,447
Other assets	7,693	9,490
Total long-term assets	1,447,110	674,633
Total assets	$2,011,124	$1,234,091
Liabilities and stockholders’ equity
Current liabilities:
Current portion of term loans	$3,500	$3,500
Current portion of lease liabilities	44,461	—
Trade accounts payable	272,695	313,503
Accrued expenses and other current liabilities	97,015	82,038
Deferred revenue	6,967	5,244
Total current liabilities	424,638	404,285
Term loans	140,470	141,834
Deferred rent	—	36,980
Lease liabilities	747,595	—
Deferred income tax liabilities, net	25,173	26,838
Tenant improvement allowances	—	37,295
Other liabilities	2,360	2,550
Total long-term liabilities	915,598	245,497
Total liabilities	1,340,236	649,782
Commitments and Contingencies (Note 5)
Stockholders’ equity
Capital stock:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at June 27, 2019 and December 27, 2018	—	—
Common stock Class A, $0.001 par value; 450,000,000 shares authorized; 99,111,260 shares issued and outstanding at June 27, 2019 and 97,588,539 issued and outstanding at December 27, 2018	99	98
Common stock Class B, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at June 27, 2019 and December 27, 2018	—	—
Common stock Class C, $0.001 par value; 30,000,000 shares authorized; 0 shares issued and outstanding at June 27, 2019 and December 27, 2018	—	—
Additional paid-in capital	353,450	340,462
Accumulated other comprehensive income (loss), net	(361)	186
Retained earnings	317,700	243,563
Total stockholders’ equity	670,888	584,309
Total liabilities and stockholders’ equity	$2,011,124	$1,234,091

See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

(In Thousands, Except Per Share Data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27,	June 28,	June 27,	June 28,
	2019	2018	2019	2018
Net sales	$520,311	$434,279	$997,361	$837,227
Cost of sales	302,488	256,641	578,164	494,203
Gross profit	217,823	177,638	419,197	343,024
Operating expenses:
Selling and store operating	134,643	108,626	262,026	211,193
General and administrative	30,916	25,179	61,118	48,518
Pre-opening	6,369	6,588	10,396	9,562
Total operating expenses	171,928	140,393	333,540	269,273
Operating income	45,895	37,245	85,657	73,751
Interest expense	2,223	2,145	5,144	3,929
Income before income taxes	43,672	35,100	80,513	69,822
Provision (benefit) for income taxes	76	(4,746)	6,197	(1,895)
Net income	$43,596	$39,846	$74,316	$71,717
Change in fair value of hedge instruments, net of tax	(213)	235	(547)	665
Total comprehensive income	$43,383	$40,081	$73,769	$72,382
Basic earnings per share	$0.44	$0.41	$0.76	$0.75
Diluted earnings per share	$0.42	$0.38	$0.71	$0.68

See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In Thousands)

(Unaudited)

				Accumulated
	Common Stock		Additional	Other		Total
	Class A		Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance, December 28, 2018	97,588	$98	$340,462	$186	$243,563	$584,309
Stock based compensation expense	—	—	2,250	—	—	2,250
Exercise of stock options	348	—	1,776	—	—	1,776
Cumulative effect from adoption of ASU No. 2016-02	—	—	—	—	(179)	(179)
Shares issued under employee stock plans	61	—	1,419	—	—	1,419
Other comprehensive loss, net of tax	—	—	—	(334)	—	(334)
Net income	—	—	—	—	30,720	30,720
Balance, March 28, 2019	97,997	$98	$345,907	$(148)	$274,104	$619,961
Stock based compensation expense	—	—	2,168	—	—	2,168
Exercise of stock options	1,090	1	5,375	—	—	5,376
Issuance of restricted stock awards	24	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	(213)		(213)
Net income	—	—	—	—	43,596	43,596
Balance, June 27, 2019	99,111	$99	$353,450	$(361)	$317,700	$670,888

				Accumulated
	Common Stock		Additional	Other		Total
	Class A		Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance, December 29, 2017	95,509	$96	$323,419	$(205)	$119,550	$442,860
Stock based compensation expense	—	—	1,415	—	—	1,415
Exercise of stock options	585	—	3,195	—	—	3,195
Cumulative effect from adoption of ASU No. 2014-09	—	—	—	—	7,826	7,826
Other comprehensive gain, net of tax	—	—	—	430	—	430
Net income	—	—	—	—	31,871	31,871
Balance, March 29, 2018	96,094	$96	$328,029	$225	$159,247	$487,597
Stock based compensation expense	—	—	1,536	—	—	1,536
Exercise of stock options	1,124	1	5,459	—	—	5,460
Other comprehensive gain, net of tax	—	—	—	235	—	235
Net income	—	—	—	—	39,846	39,846
Balance, June 28, 2018	97,218	$97	335,024	$460	199,093	$534,674

See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Twenty-six Weeks Ended
	June 27,	June 28,
	2019	2018
Operating activities
Net income	$74,316	$71,717
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,910	23,632
Gain on asset disposals	22	—
Amortization of tenant improvement allowances	—	(2,165)
Deferred income taxes	(1,478)	2,822
Interest cap derivative contracts	1,250	(794)
Stock based compensation expense	4,418	2,952
Changes in operating assets and liabilities:
Receivables, net	15,809	12,697
Inventories, net	24,618	(14,989)
Trade accounts payable	(40,808)	6,257
Accrued expenses and other current liabilities	9,058	(21,912)
Income taxes	1,541	(5,320)
Deferred revenue	1,723	2,441
Deferred rent	—	4,955
Tenant improvement allowances	—	3,034
Other, net	(3,222)	(1,404)
Net cash provided by operating activities	122,157	83,923
Investing activities
Purchases of fixed assets	(78,172)	(63,438)
Net cash used in investing activities	(78,172)	(63,438)
Financing activities
Borrowings on revolving line of credit	95,300	129,300
Payments on revolving line of credit	(95,300)	(156,700)
Payments on term loans	(1,750)	(1,750)
Proceeds from exercise of stock options	7,152	8,656
Proceeds from employee stock purchase plan	1,419	—
Net cash provided by (used in) financing activities	6,821	(20,494)
Net increase (decrease) in cash and cash equivalents	50,806	(9)
Cash and cash equivalents, beginning of the period	644	556
Cash and cash equivalents, end of the period	$51,450	$547
Supplemental disclosures of cash flow information
Buildings and equipment acquired under operating leases	$132,213	$—
Cash paid for interest	$3,912	$3,844
Cash paid for income taxes	$12,099	$637
Fixed assets accrued at the end of the period	$25,420	$18,596

See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 27, 2019

1. Summary of Significant Accounting Policies

Nature of Business

Floor & Decor Holdings, Inc., together with its subsidiaries (the “Company,” “we,” “our” or “us”) is a highly differentiated, rapidly growing specialty retailer of hard surface flooring and related accessories. We offer a broad in-stock assortment of tile, wood, laminate, vinyl, and natural stone flooring along with decorative and installation accessories at everyday low prices. Our stores appeal to a variety of customers, including professional installers and commercial businesses (“Pro”), Do-it-Yourself customers (“DIY”) and customers who buy our products for professional installation (“Buy-it-Yourself” or “BIY”). We operate within one reportable segment.

As of June 27, 2019, the Company, through its wholly owned subsidiary, Floor and Decor Outlets of America, Inc. (“F&D”), operates 106 warehouse-format stores, which average 75,000 square feet, and one small-format standalone design center in 28 states, as well as three distribution centers and an e-commerce site, FloorandDecor.com.

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period ending on the Thursday on or preceding December 31st. Fiscal years ending December 26, 2019 (“fiscal 2019”) and December 27, 2018 (“fiscal 2018”) include 52 weeks. When a 53-week fiscal year occurs, we report the additional week at the end of the fiscal fourth quarter. 52-week fiscal years consist of thirteen-week periods in each quarter of the fiscal year.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. The Condensed Consolidated Balance Sheet as of December 27, 2018 has been derived from the audited Consolidated Balance Sheet for the fiscal year then ended. The interim condensed consolidated financial statements should be read together with the audited consolidated financial statements and related footnote disclosures included in the Company’s Annual Report on Form 10-K for fiscal 2018, filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2019 (the “Annual Report”).

Management believes the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments considered necessary for a fair statement of results for the interim periods presented.

Results of operations for the thirteen and twenty-six weeks ended June 27, 2019 and June 28, 2018 are not necessarily indicative of the results to be expected for the full years.

There have been no updates to our Significant Accounting Policies since the Annual Report, except for the accounting policy changes in connection with the newly adopted lease accounting standard outlined in Note 5 to our Condensed Consolidated Financial Statements included in this Quarterly Report. For more information regarding our Significant Accounting Policies and Estimates, see the “Summary of Significant Accounting Policies” section of “Item 8. Financial Statements and Supplementary Data” of our Annual Report.

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

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, “Leases (Topic 842).” ASU No. 2016-02 requires that lessees recognize lease assets and lease liabilities on the balance sheet with an option to exclude short-term leases (leases with terms of 12 months or less). The guidance also requires disclosures about the amount, timing, and uncertainty of cash flows arising from leases. We adopted the ASU in the first quarter of fiscal 2019 using the modified retrospective approach. The cumulative effect adjustment upon adoption resulted in an immaterial opening balance sheet reduction to retained earnings. The adoption of ASU No. 2016-02 had a material impact on the Company’s Condensed Consolidated Balance Sheets but did not have a material impact on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income or Condensed Consolidated Statements of Cash Flows. Refer to Note 5 to our Condensed Consolidated Financial Statements included in this Quarterly Report for further details.

2. Revenues

Disaggregated Revenue

The following table presents the net sales of each major product category (in thousands):

	Thirteen Weeks Ended		Thirteen Weeks Ended
	June 27, 2019		June 28, 2018
		% of		% of
Product Category	Net Sales	Net Sales	Net Sales	Net Sales
Tile	$136,319	26%	$123,408	28%
Laminate / Luxury Vinyl Plank	108,218	21	77,436	18
Decorative Accessories	97,594	19	82,976	19
Installation Materials and Tools	88,592	17	68,201	16
Wood	52,762	10	48,911	11
Natural Stone	32,903	6	29,533	7
Delivery and Other	3,923	1	3,814	1
Total	$520,311	100%	$434,279	100%

	Twenty-six Weeks Ended		Twenty-six Weeks Ended
	June 27, 2019		June 28, 2018
		% of		% of
Product Category	Net Sales	Net Sales	Net Sales	Net Sales
Tile	$261,629	26%	$240,810	29%
Laminate / Luxury Vinyl Plank	205,720	21	144,328	17
Decorative Accessories	192,034	19	161,465	19
Installation Materials and Tools	168,301	17	131,782	16
Wood	101,992	10	95,396	11
Natural Stone	63,790	6	57,539	7
Delivery and Other	3,895	1	5,907	1
Total	$997,361	100%	$837,227	100%

.

3. Debt

Fair Value of Debt

Market risk associated with our fixed and variable rate long-term debt relates to the potential change in fair value and negative impact to future earnings, respectively, from a change in interest rates. The aggregate fair value of debt is based primarily on our estimates of interest rates, maturities, credit risk, and underlying collateral and is classified as Level 3 within the fair value hierarchy. At June 27, 2019 and December 27, 2018, the carrying amounts and fair values of our debt were as follows:

	June 27,	December 27,
(in thousands)	2019	2018
Total debt at par value	$147,250	$149,000
Less: unamortized discount and debt issuance costs	3,280	3,666
Net carrying amount	$143,970	$145,334
Fair value	$146,514	$147,883

4. Income Taxes

Our effective income tax rates were 7.7% and (2.7)% for the twenty-six weeks ended June 27, 2019 and June 28, 2018, respectively. The higher effective tax rate for the twenty-six weeks ended June 27, 2019 was primarily due to the recognition of lower excess tax benefits in the current period related to stock options exercised than in the corresponding prior year period.

5. Commitments and Contingencies

Lease Commitments

In the first quarter of fiscal 2019, we adopted ASU No. 2016-02, “Leases (Topic 842),” which requires that lessees recognize lease assets and lease liabilities for all leases on the balance sheet with an option to exclude short-term leases (leases with terms of 12 months or less), which we also elected. We adopted ASU No. 2016-02 using the modified retrospective approach and elected the package of practical expedients to use in transition, which permitted us not to reassess, under the new standard, our prior conclusions about lease identification and lease classification. The cumulative effect adjustment upon adoption of ASU No. 2016-02 resulted in an immaterial adjustment to retained earnings. The adoption also resulted in the addition of $621 million of right of use assets and a corresponding $683 million of lease liabilities to our balance sheet, while eliminating deferred rent and tenant improvement allowances. Additionally, we do not separate lease and nonlease components of contracts.

The majority of our long-term operating lease agreements are for our corporate office, retail locations, and distribution centers, which expire in various years through 2038. All of our building leases have 10-15 year lease terms, except one lease which has a 20-year term. The majority of our building leases also include options to extend, which are factored into the recognition of their respective assets and liabilities when appropriate. Additionally, one building lease contains variable lease payments, which are determined based on a percentage of retail sales over a contractual level, and we sublease real estate within one store and one distribution center to third parties. Certain of our lease agreements include escalating rents over the lease terms which, under Topic 842, results in rent being expensed on a straight-line basis over the life of the lease that commences on the date we have the right to control the property. Our lease agreements do not contain any residual value guarantees or restrictive covenants that would reasonably be expected to have a material impact on our business.

As most of our leases do not provide a readily determinable implicit rate, we use a third party to assist in the determination of the incremental borrowing rate, specifically the Bloomberg yield curve for U.S. consumers with a BB- credit rating. The rate is adjusted for collateralization as well as inflation.

Lease Position

The table below presents supplemental balance sheet information related to operating leases.

		As of
(in thousands, except lease term and discount rate)	Balance Sheet Classification	June 27, 2019
Assets
Building	Right of use assets	$707,855
Equipment	Right of use assets	7,448
Land	Right of use assets	219
Software	Right of use assets	4,487
Total operating lease assets		$720,009
Liabilities
Current
Building	Current portion of lease liabilities	$38,625
Equipment	Current portion of lease liabilities	3,353
Land	Current portion of lease liabilities	89
Software	Current portion of lease liabilities	2,394
Total current operating lease liabilities		44,461
Noncurrent
Building	Lease liabilities	740,739
Equipment	Lease liabilities	4,601
Land	Lease liabilities	136
Software	Lease liabilities	2,119
Total noncurrent operating lease liabilities		747,595
Total operating lease liabilities		$792,056

Weighted-average remaining lease term		9 years
Weighted-average discount rate		5.5%

Lease Costs

The table below presents components of lease expense for operating leases.

		Thirteen Weeks Ended	Twenty-six Weeks Ended
(in thousands)	Classification	June 27, 2019	June 27, 2019
Operating lease cost (1)	Selling and store operating	$28,914	$54,929
Sublease income	Selling and store operating	(606)	(1,229)
Total lease cost		$28,308	$53,700

(1) Includes variable lease costs, which are immaterial.

Undiscounted Cash Flows

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of June 27, 2019, were:

(in thousands)	Amount
Twenty-six weeks ending December 26, 2019	$50,319
2020	97,378
2021	112,876
2022	107,688
2023	102,990
Thereafter	594,379
Total minimum lease payments (2)	$1,065,630
Less: amount of lease payments representing interest	273,574
Present value of future minimum lease payments	792,056
Less: current obligations under leases	44,461
Long-term lease obligations	$747,595

(2) Future lease payments exclude approximately $200 million of legally binding minimum lease payments for operating leases signed but not yet commenced.

For the twenty-six weeks ended June 27, 2019, cash paid for operating leases was $52.4 million.

Litigation

On May 20, 2019, an alleged stockholder of the Company filed a putative class action lawsuit, Taylor v. Floor & Decor Holdings, Inc., et al., No. 1:19-cv-02270-SCJ (N.D. Ga.), in the United States District Court for the Northern District of Georgia against the Company and certain of our officers, directors and stockholders. The complaint alleges certain violations of federal securities laws based on, among other things, purported materially false and misleading statements and omissions allegedly made by the Company between May 23, 2018 and August 1, 2018 and seeks class certification, unspecified monetary damages, costs and attorneys’ fees and equitable relief. The Company denies the material allegations in this lawsuit, which is in the early stages and has not yet been certified as a class, and intends to defend itself vigorously. In addition, the Company maintains insurance that may cover any liability arising out of this litigation up to the policy limits and subject to meeting certain deductibles and to other terms and conditions thereof. Estimating an amount or range of possible losses resulting from litigation proceedings is inherently difficult, particularly where the matters involve indeterminate claims for monetary damages and are in the stages of the proceedings where key factual and legal issues have not been resolved. For these reasons, we are currently unable to predict the ultimate timing or outcome of or reasonably estimate the possible losses or a range of possible losses resulting from this litigation.

We are also subject to various other legal actions, claims and proceedings arising in the ordinary course of business, which may include claims related to general liability, workers’ compensation, product liability, intellectual property and employment-related matters resulting from our business activities. As with most actions such as these, an estimation of any possible and/or ultimate liability cannot always be determined. We establish reserves for specific legal proceedings when we determine that the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated. These various other ordinary course proceedings are not expected to have a material impact on our consolidated financial position, cash flows, or results of operations, however regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

6. Stock Based Compensation

At our 2018 annual meeting of stockholders held on May 17, 2018, our stockholders approved the Floor & Decor Holdings, Inc. Employee Stock Purchase Plan (the “ESPP”), which became available to substantially all of our employees beginning in the third quarter of fiscal 2018. The ESPP permits eligible employees to purchase shares of our common stock through payroll deductions, subject to certain limitations. The purchase price of the shares under the ESPP will in no event be less than the lesser of 85% of the lower of the fair market value of our common stock on either the first or last trading day of each six-month offering period. There were 1,500,000 shares of our Class A common stock, par value $0.001 per share, originally approved for issuance under the ESPP. During the thirteen and twenty-six weeks ended June 27, 2019, the Company recognized $127 and $270 thousand of stock-based compensation expense related to the ESPP, respectively.

7. Earnings Per Share

Net Income per Common Share

We calculate basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effect of stock options.

The following table shows the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27,	June 28,	June 27,	June 28,
(in thousands, except per share data)	2019	2018	2019	2018
Net income	$43,596	$39,846	$74,316	$71,717
Basic weighted average shares outstanding	98,642	96,684	98,214	96,199
Dilutive effect of share based awards	6,198	8,253	6,392	8,609
Diluted weighted average shares outstanding	104,840	104,937	104,606	104,808
Basic earnings per share	$0.44	$0.41	$0.76	$0.75
Diluted earnings per share	$0.42	$0.38	$0.71	$0.68

The following awards have been excluded from the computation of dilutive earnings per share because the effect would be anti-dilutive:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27,	June 28,	June 27,	June 28,
(in thousands)	2019	2018	2019	2018
Stock options	1,011	181	1,003	130

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of Floor & Decor Holdings, Inc. and Subsidiaries included in Item 1 of this quarterly report on Form 10-Q (this “Quarterly Report”) and with our audited financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2018 and filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2019 (the “Annual Report”). As used in this Quarterly Report, except where the context otherwise requires or where otherwise indicated, the terms “Floor & Decor,” “Company,” “we,” “our” or “us” refer to Floor & Decor Holdings, Inc. and its subsidiaries.

Forward-Looking Statements

The discussion in this Quarterly Report, including under this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I and Item 1A, “Risk Factors” of Part II, contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical fact contained in this Quarterly Report, including statements regarding the Company’s future operating results and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “could,” “seeks,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “budget,” “potential” or “continue” or the negative of these terms or other similar expressions.

The forward-looking statements contained in this Quarterly Report are only predictions. Although we believe that the expectations reflected in the forward-looking statements in this Quarterly Report are reasonable, we cannot guarantee future events, results, performance or achievements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements in this Quarterly Report, including, without limitation, those factors described in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I and Item 1A, “Risk Factors” of Part II. Some of the key factors that could cause actual results to differ from our expectations include the following:

●	an overall decline in the health of the economy, the hard surface flooring industry, consumer spending and the housing market;
●	any disruption in our distribution capabilities resulting from our inability to operate our distribution centers going forward;
●	competition from other stores and internet-based competition;
●	our failure to execute our business strategy effectively and deliver value to our customers;
●	our inability to manage our growth;
●	our inability to manage costs and risks relating to new store openings;
●	our dependence on foreign imports for the products we sell, which may include the impact of tariffs and other duties;
●	our inability to find, train and retain key personnel;
●	violations of laws and regulations applicable to us or our suppliers;
●	our failure to adequately protect against security breaches involving our information technology systems and customer information;
●	our failure to successfully anticipate consumer preferences and demand;
●	our inability to find available locations for our stores or our store support center on terms acceptable to us;

●	our inability to obtain merchandise on a timely basis at prices acceptable to us;
●	suppliers may sell similar or identical products to our competitors;
●	our inability to maintain sufficient levels of cash flow to meet growth expectations;
●	our inability to manage our inventory obsolescence, shrinkage and damage;
●	fluctuations in material and energy costs;
●	our vulnerability to natural disasters and other unexpected events; and
●	restrictions imposed by our indebtedness on our current and future operations.

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

Overview

Founded in 2000, Floor & Decor is a high growth, differentiated, multi-channel specialty retailer of hard surface flooring and related accessories with 106 warehouse format stores across 28 states as of June 27, 2019. We believe that we offer the industry’s broadest in stock assortment of tile, wood, laminate, vinyl, and natural stone flooring along with decorative and installation accessories at everyday low prices positioning us as the one stop destination for our customers’ entire hard surface flooring needs. We appeal to a variety of customers, including professional installers and commercial businesses (“Pro”), Do-it-Yourself customers (“DIY”), and customers who buy the products for professional installation.

We operate on a 52- or 53-week fiscal year ending the Thursday on or preceding December 31. The following discussion contains references to the first twenty-six weeks of fiscal 2019 and fiscal 2018, which ended on June 27, 2019 and June 28, 2018, respectively.

During the twenty-six weeks ended June 27, 2019, we continued to make long-term key strategic investments, including:

●	opening six new warehouse-format stores ending the quarter with 106 warehouse-format stores;
●	focusing on innovative new products and localized assortments, supported by inspirational in-store and online visual merchandising solutions;
●	investing capital in our stores, information technology and our connected customer strategies to continue enhancing and integrating the online and in-store shopping experience for our customers; and
●	engaging more professional customers, including signing up more customers on our Pro Premier Loyalty Program.

Key Performance Indicators

We consider a variety of performance and financial measures in assessing the performance of our business. The key performance and financial measures we use to determine how our business is performing are comparable store sales, the number of new store openings, gross profit and gross margin, operating income and EBITDA and Adjusted EBITDA. For definitions and a discussion of how we use our key performance indicators, see the “Key Performance Indicators” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report. See “Non-GAAP Financial Measures” below for a discussion of how we define EBITDA and Adjusted EBITDA and a reconciliation of our EBITDA and Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”).

Other key financial terms we use include net sales, selling and store operating expenses, general and administrative expenses, and pre-opening expenses. For definitions and a discussion of how we use our other key financial definitions, see the “Other Key Financial Definitions” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report.

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of net sales:

	Thirteen Weeks Ended
	June 27, 2019		June 28, 2018
(in thousands)	Actual	% of Sales	Actual	% of Sales	$ Increase/(Decrease)	% Increase/(Decrease)
Net sales	$520,311	100.0%	$434,279	100.0%	$86.0	19.8%
Cost of sales	302,488	58.1	256,641	59.1	45.8	17.9
Gross profit	217,823	41.9	177,638	40.9	40.2	22.6
Operating expenses:
Selling and store operating expenses	134,643	25.9	108,626	25.0	26.0	24.0
General and administrative expenses	30,916	5.9	25,179	5.8	5.7	22.8
Pre-opening expenses	6,369	1.2	6,588	1.5	(0.2)	(3.3)
Total operating expenses	171,928	33.0	140,393	32.3	31.5	22.5
Operating income	45,895	8.8	37,245	8.6	8.7	23.2
Interest expense	2,223	0.4	2,145	0.5	0.1	3.6
Income before income taxes	43,672	8.4	35,100	8.1	8.6	24.4
Provision (benefit) for income taxes	76	—	(4,746)	(1.1)	4.8	NM
Net income	$43,596	8.4%	$39,846	9.2%	$3.8	9.4%

	Twenty-six Weeks Ended
	June 27, 2019		June 28, 2018
(in thousands)	Actual	% of Sales	Actual	% of Sales	$ Increase	% Increase
Net sales	$997,361	100.0%	$837,227	100.0%	$160.1	19.1%
Cost of sales	578,164	58.0	494,203	59.0	84.0	17.0
Gross profit	419,197	42.0	343,024	41.0	76.2	22.2
Operating expenses:
Selling and store operating expenses	262,026	26.3	211,193	25.3	50.8	24.1
General and administrative expenses	61,118	6.1	48,518	5.8	12.6	26.0
Pre-opening expenses	10,396	1.0	9,562	1.1	0.8	8.7
Total operating expenses	333,540	33.4	269,273	32.2	64.3	23.9
Operating income	85,657	8.6	73,751	8.8	11.9	16.1
Interest expense	5,144	0.5	3,929	0.5	1.2	30.9
Income before income taxes	80,513	8.1	69,822	8.3	10.7	15.3
Provision (benefit) for income taxes	6,197	0.6	(1,895)	(0.3)	8.1	NM
Net income	$74,316	7.5%	$71,717	8.6%	$2.6	3.6%

NM – Not meaningful

Selected Financial Information

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27, 2019	June 28, 2018	June 27, 2019	June 28, 2018
Comparable stores sales	3.0%	11.4%	3.1%	13.4%
Comparable average ticket	1.9%	(0.5)%	1.5%	0.6%
Comparable customer transactions	1.1%	12.0%	1.5%	12.7%
Number of warehouse-format stores	106	88	106	88
Adjusted EBITDA (in thousands) (1)	$66,592	$50,683	$126,660	$98,510
Adjusted EBITDA margin	12.8%	11.7%	12.7%	11.8%

(1) Adjusted EBITDA is a non-GAAP financial measure. See “Non-GAAP Financial Measures” section below for additional information and a reconciliation to the most comparable GAAP measure.

Net Sales

Net sales during the thirteen weeks ended June 27, 2019 increased $86.0 million, or 19.8%, compared to the corresponding prior year period. Three out of six of our product categories experienced comparable store sales increases during the period, driven by increases in laminate/luxury vinyl plank, installation materials and tools, and decorative accessories that were above our average for the thirteen weeks ended June 27, 2019. Comparable store sales increased 3.0%, or $15.6 million, and our non-comparable store sales contributed $70.4 million. The increase in comparable store sales was driven by a 1.9% increase in comparable average ticket and a 1.1% increase in comparable customer transactions.

Net sales during the twenty-six weeks ended June 27, 2019 increased $160.1 million, or 19.1%, compared to the corresponding prior year period. Three out of six of our product categories experienced comparable store sales increases during the period, driven by increases in laminate/luxury vinyl plank, installation materials and tools, and decorative accessories that were above our average for the twenty-six weeks ended June 27, 2019. Comparable store sales increased 3.1%, or $25.6 million, and our non-comparable store sales contributed $134.5 million. The increase in comparable store sales was largely driven by a 1.5% increase in comparable customer transactions and a 1.5% increase in comparable average ticket growth. We believe the increase in net sales and customer transactions are due to the execution of our key strategic investments. We believe our continued investments and focused merchandising, connected customer, Pro, marketing, and visual merchandising strategies, along with new innovative products, led to our sales growth.

Gross Profit and Gross Margin

Gross profit during the thirteen weeks ended June 27, 2019 increased $40.2 million, or 22.6%, compared to the corresponding prior year period. This increase in gross profit was primarily the result of increased sales driven by comparable store sales increase of 3.0% and the opening of 18 new stores since June 28, 2018. Gross margin for the thirteen weeks ended June 27, 2019 increased approximately 100 basis points to 41.9% from 40.9% in the corresponding prior year period. This increase in gross margin was primarily attributable to higher product gross margin.

Gross profit during the twenty-six weeks ended June 27, 2019 increased $76.2 million, or 22.2%, compared to the corresponding prior year period. This increase in gross profit was primarily the result of increased sales driven by comparable store sales increase of 3.1% and the opening of 18 new stores since June 28, 2018. Gross margin for the twenty-six weeks ended June 27, 2019 increased approximately 100 basis points to 42.0% from 41.0% in the corresponding prior year period. This improvement in gross margin was equally attributable to better product gross margins as well as leveraging our supply chain costs on higher sales. The improved product margins were due to favorable negotiations with our suppliers, improved merchandising strategies, including higher sales from higher margin categories like installation and decorative accessories, and various strategic retail increases.

Selling and Store Operating Expenses

Selling and store operating expenses during the thirteen weeks ended June 27, 2019 increased $26.0 million, or 24.0% compared to the corresponding prior year period, due primarily to opening 18 new stores since June 28, 2018. As a percentage of net sales, our selling and store operating expenses increased approximately 90 basis points to 25.9%

from 25.0% in the corresponding prior year period. Comparable store selling and store operating expenses as a percentage of comparable store sales decreased by approximately 40 basis points, as we leveraged personnel and advertising expenses on higher net sales.

Selling and store operating expenses during the twenty-six weeks ended June 27, 2019 increased $50.8 million, or 24.1% compared to the corresponding prior year period, due primarily to opening 18 new stores since June 28, 2018. As a percentage of net sales, our selling and store operating expenses increased approximately 100 basis points to 26.3% from 25.3% in the corresponding prior year period driven entirely by new stores open less than one year. Comparable store selling and store operating expenses as a percentage of comparable store sales decreased by approximately 50 basis points due primarily to leveraging personnel expenses on higher net sales.

General and Administrative Expenses

General and administrative expenses, which are typically expenses incurred outside of our stores, increased $5.7 million, or 22.8% during the thirteen weeks ended June 27, 2019 compared to the corresponding prior year period, due to our continued investments in personnel for our store support functions in support of our store growth. Our general and administrative expenses as a percentage of net sales increased approximately 10 basis points to 5.9% from 5.8% in the corresponding prior year period.

General and administrative expenses during the twenty-six weeks ended June 27, 2019 increased $12.6 million, or 26.0% compared to the corresponding prior year period, due to our continued investments in personnel for our store support functions in support of our store growth. Our general and administrative expenses as a percentage of net sales increased approximately 30 basis points to 6.1% from 5.8% in the corresponding prior year period.

Pre-Opening Expenses

Pre-opening expenses during the thirteen weeks ended June 27, 2019 decreased $0.2 million, or 3.3% compared to the corresponding prior year period. The decrease is primarily the result of lower average occupancy costs related to new stores being opened in existing markets, rather than new, higher cost metropolitan markets. During the thirteen weeks ended June 27, 2019 we opened three stores and relocated one store, as compared to opening four stores during the corresponding prior year period. Of the three store openings and one relocation, three were in existing markets as compared to one store during the corresponding prior year period.

Pre-opening expenses during the twenty-six weeks ended June 27, 2019 increased $0.8 million, or 8.7% compared to the corresponding prior year period. For the first six months of fiscal 2019, we were able to grow this expense at a slower rate than sales due to an enhanced store opening process which allows us to shorten the period it takes to open new stores, thereby lessening pre-opening occupancy costs. During the twenty-six weeks ended June 27, 2019, we opened six stores as compared to opening five stores during the corresponding prior year period.

Interest Expense

Interest expense during the thirteen weeks ended June 27, 2019 increased $0.1 million, or 3.6% compared to the corresponding prior year period. The increase in interest expense was primarily due to the increase in our average interest rate to 6.0% for the thirteen weeks ended June 27, 2019 from 4.9% in the corresponding prior year period.

Interest expense during the twenty-six weeks ended June 27, 2019 increased $1.2 million, or 30.9% compared to the corresponding prior year period. The increase in interest expense was primarily due to the increase in our average interest rate to 6.0% for the twenty-six weeks ended June 27, 2019 from 4.3% in the corresponding prior year period.

Taxes

The provision for income taxes during the thirteen weeks ended June 27, 2019 increased $4.8 million compared to the corresponding prior year period. The effective tax rate was 0.2% for the thirteen weeks ended June 27, 2019 compared to (13.5)% in the corresponding prior year period. The increase in the effective tax rate was primarily due to the recognition of lower excess tax benefits in the current period related to stock options exercised than in the corresponding prior year period.

The provision for income taxes during the twenty-six weeks ended June 27, 2019 increased $8.1 million compared to the corresponding prior year period. The effective tax rate was 7.7% for the twenty-six weeks ended June 27, 2019 compared to (2.7)% in the corresponding prior year period. The increase in the effective tax rate was primarily due to the recognition of lower excess tax benefits in the current period related to stock options exercised than in the corresponding prior year period.

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

The reconciliations of net income to EBITDA and Adjusted EBITDA for the periods noted below are set forth in the table as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands)	June 27, 2019	June 28, 2018	June 27, 2019	June 28, 2018
Net income	$43,596	$39,846	$74,316	$71,717
Depreciation and amortization (1)	17,392	10,683	34,263	20,911
Interest expense	2,223	2,145	5,144	3,929
Income tax expense (benefit)	76	(4,746)	6,197	(1,895)
EBITDA	63,287	47,928	119,920	94,662
Stock compensation expense (2)	2,168	1,537	4,418	2,952
Gain on asset disposal	(22)	—	(22)	—
Other (3)	1,159	1,218	2,344	896
Adjusted EBITDA	$66,592	$50,683	$126,660	$98,510

(1) Excludes deferred financing amortization, which is included as a part of interest expense in the table above. For the thirteen and twenty-six weeks ended June 28, 2018, amounts are net of amortization of tenant improvement allowances.

(2) Non-cash charges related to stock-based compensation programs, which vary from period to period depending on timing of awards and forfeitures.

(3) Other adjustments include amounts management does not consider indicative of our core operating performance. Amounts for the thirteen and twenty-six weeks ended June 27, 2019 primarily relate to costs associated with the secondary public offering of our Class A common stock by certain of our stockholders, completed in February 2019, as well as the relocation of the Company’s Store Support Center and closure of our Miami distribution center. Amounts for the thirteen and twenty-six weeks ended June 28, 2018 primarily relate to costs associated with the secondary public offering of our Class A common stock by certain of our stockholders, completed in May 2018, and the closing of our Miami distribution center, net of insurance recoveries from hurricanes Harvey and Irma.

Liquidity and Capital Resources

Liquidity is provided primarily by our cash flows from operations and our $300 million asset-backed revolving credit facility (the “ABL Facility”). As of June 27, 2019, we had $325.7 million in unrestricted liquidity, consisting of $51.5 million in cash and cash equivalents and $274.2 million immediately available for borrowing under the ABL Facility without violating any covenants thereunder.

Our primary cash needs are for merchandise inventories, payroll, store rent, and other operating expenses and capital expenditures associated with opening new stores and remodeling existing stores, as well as information technology, e-commerce and store support center infrastructure. We also use cash for the payment of taxes and interest.

The most significant components of our operating assets and liabilities are merchandise inventories and accounts payable, and to a lesser extent accounts receivable, prepaid expenses and other assets, other current and non-current liabilities, taxes receivable and taxes payable. Our liquidity is not generally seasonal, and our uses of cash are primarily tied to when we open stores and make other capital expenditures. We believe that the cash on hand expected to be generated from operations and the availability of borrowings under the ABL Facility will be sufficient to meet liquidity requirements, anticipated capital expenditures and payments due under the ABL Facility and our $350 million senior secured term loan facility (the “Term Loan Facility” and together with the ABL Facility, our “Credit Facilities”) for at least the next 12 months.

The Term Loan Facility has no financial maintenance covenants. As of June 27, 2019, we were in compliance with the covenants of the Credit Facilities and no Event of Default (as defined in the credit agreements governing our Credit Facilities) had occurred.

Total capital expenditures in fiscal 2019 are planned to be between approximately $205 million to $215 million and will be funded primarily by cash generated from operations. We intend to make the following capital expenditures in fiscal 2019:

●	open 20 stores and start construction on stores opening in early 2020 using approximately $125 million to $132 million of cash;
●	invest in existing store remodeling projects and our distribution centers using approximately $41 million to $43 million of cash; and
●	invest in information technology infrastructure, e-commerce and other store support center initiatives using approximately $39 million to $40 million of cash.

Cash Flow Analysis

A summary of our operating, investing and financing activities are shown in the following table:

	Twenty-six Weeks Ended
(in thousands)	June 27, 2019	June 28, 2018
Net cash provided by operating activities	$122,157	$83,923
Net cash used in investing activities	(78,172)	(63,438)
Net cash provided by (used in) financing activities	6,821	(20,494)
Net increase (decrease) in cash and cash equivalents	$50,806	$(9)

Net Cash Provided By Operating Activities

Cash provided by operating activities consists primarily of net income adjusted for non‑cash items, including depreciation and amortization, stock‑based compensation, deferred taxes and the effects of changes in operating assets and liabilities.

Net cash provided by operating activities was $122.2 million for the twenty-six weeks ended June 27, 2019 and $83.9 million for the twenty-six weeks ended June 28, 2018. The net cash provided by operating activities for the twenty-six weeks ended June 27, 2019 was primarily the result of an increase in net income and improvements in working capital. The improvements in working capital were primarily driven by the timing of inventory receipts and the associated payables, as well as higher receivable collections and the timing of liability payments.

The net cash provided by operating activities for the twenty-six weeks ended June 28, 2018 was primarily the result of an increase in net income, which was slightly offset by reduced working capital requirements mainly associated with timing of inventory payments.

Net Cash Used In Investing Activities

Investing activities consist primarily of capital expenditures for new store openings, existing store remodels (including leasehold improvements, new racking, new fixtures, new product and display vignettes, and enhanced design centers) and new infrastructure and information systems.

Capital expenditures during the twenty-six weeks ended June 27, 2019 and June 28, 2018 were $78.2 million and $63.4 million, respectively. We continued our investment in new stores, as we opened six new stores and relocated one through June 27, 2019 and are preparing for an additional fourteen new stores to be opened during the third and fourth quarters of fiscal 2019. We generally incur the majority of our capital expenditures six months in advance of the new store opening. During the twenty-six weeks ended June 27, 2019, approximately 63% of capital expenditures related to new stores, 16% was for existing stores and distribution centers, and the remainder spent was associated with information technology and e-commerce investments to support our growth.

 During the twenty-six weeks ended June 28, 2018, approximately 64% of capital expenditures related to new stores, 24% was for existing stores and distribution centers, and the remainder spent was associated with information technology and e‑commerce investments to support our growth.

Net Cash Provided By (Used In) Financing Activities

Financing activities consist primarily of borrowings and related repayments under our credit agreements, as well as proceeds from the exercise of stock options.

Net cash provided by financing activities was $6.8 million for the twenty-six weeks ended June 27, 2019 and net cash used in financing activities was $20.5 million for the twenty-six weeks ended June 28, 2018. The net cash provided by financing activities for the twenty-six weeks ended June 27, 2019 was primarily driven by proceeds from the employee share purchase plan and exercise of stock options of $1.4 million and $7.1 million, respectively.

The net cash used in financing activities for the twenty-six weeks ended June 28, 2018 was primarily driven by a net paydown on the ABL Facility of $27.4 million, slightly offset by proceeds from the exercise of stock options of $8.7 million.

U.S. Tariffs and Global Economy

The current domestic and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy. In September 2018, the U.S. imposed tariffs of 10% on many products from China, and the U.S. administration has since increased that amount to 25% as of June 2019. Historically, approximately half of the products we sell were imported from China, the vast majority of which are impacted by these tariffs. As we continue to analyze the impact these tariffs may have on our business, we have begun taking steps to mitigate some of these cost increases through negotiating lower costs from our vendors, increasing retail pricing as we deem appropriate, and sourcing from alternative countries. While we expect our efforts will mitigate a substantial portion of the overall effect of increased tariffs in fiscal 2019, we expect the recently enacted tariffs will increase our inventory costs and associated cost of goods sold as we incur the tariffs.

In addition, on May 24, 2019, the U.S. International Trade Commission announced it had completed a preliminary phase antidumping and countervailing duty investigation pursuant to the Tariff Act of 1930 with respect to the imports of ceramic tile from China and determined there is a reasonable indication that the ceramic tile production industry in the U.S. is being materially injured by imports of ceramic tile from China that have allegedly been subsidized by the Chinese government and are being sold in the U.S. at less than fair value. As a result of the Commission’s affirmative determinations, the U.S. Department of Commerce will continue with its antidumping and countervailing duty investigations concerning imports of this product from China, with its preliminary countervailing duty determination due in September 2019, and its preliminary antidumping duty determination due in September 2019, which date is subject to extension. While it is too early to determine what the outcome of this investigation will be and what impact, if any, it will have on the Company, we have begun taking steps to mitigate the risk of exposure by sourcing from alternative countries. Potential costs and any attendant impact on pricing arising from these tariffs or potential duties, and any further expansion in the types or levels of tariffs or duties implemented, could require us to modify our current business practices and could adversely affect our business, financial condition and results of operations.

Contractual Obligations

There were no material changes to our contractual obligations outside the ordinary course of our business during the twenty-six weeks ended June 27, 2019.

Off-Balance Sheet Arrangements

For the twenty-six weeks ended June 27, 2019, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources. We do not have any relationship with unconsolidated entities or financial partnerships for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and other factors management believes to be reasonable. Actual results may differ from those estimates and assumptions. There have been no significant changes to our critical accounting policies as disclosed in our Annual Report. See Note 1 to our condensed consolidated financial statements included in this Quarterly Report, which describes recent accounting pronouncements adopted by us, if any.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in reports filed or submitted under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the chief executive officer and the chief financial officer, have reviewed the effectiveness of the Company’s disclosure controls and procedures as of June 27, 2019 and, based on their evaluation, have concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level at that date due to a material weakness in internal control over financial reporting that was disclosed in the Annual Report. Notwithstanding the material weakness in the Company’s internal control over financial reporting, we have concluded that the condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP. Additionally, the material weakness did not result in any restatements of our condensed consolidated financial statements or disclosures for any prior period.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the fiscal quarter ended June 27, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation

As previously described in Part II, Item 9A of the Annual Report, the Company initiated and has continued to implement a remediation plan to address the material weakness mentioned above. However, the material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Based on the steps we have taken to date and the anticipated timing of appropriate test work to ensure adequate design and operating effectiveness of such controls, the Company expects that the remediation of this material weakness will be completed prior to the end of fiscal 2019; however, we cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See the information under the “Litigation” caption in Note 5, Commitments and Contingencies to our Condensed Consolidated Financial Statements included in this Quarterly Report, which we incorporate here by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report, which could materially affect our business, financial condition and/or operating results.

We, and some of our officers and directors and stockholders, have been named as parties in a purported securities class action lawsuit, the material allegations of which we deny. While we intend to defend ourselves vigorously, litigation can result in substantial damages and costs, divert management’s time and attention from our business and could adversely affect our results of operations, financial condition and stock price.

In May 2019, an alleged stockholder of the Company filed a putative class action lawsuit against the Company and certain of our officers, directors and stockholders alleging certain violations of federal securities laws based on, among other things, purported materially false and misleading statements and omissions allegedly made by the Company. See the information under the “Litigation” caption in Note 5, Commitments and Contingencies to our Condensed Consolidated Financial Statements included in this Quarterly Report for more information. We deny the material allegations in the lawsuit and intend to defend ourselves vigorously. No assurances can be given that the results of these matters will be favorable to us. In addition, we may be the target of securities-related litigation in the future, both related and unrelated to the existing class action lawsuit. Litigation can divert our management’s attention and resources, result in substantial costs, and have an adverse effect on our business, results of operations, financial condition and stock price.

We maintain director and officer insurance that we regard as reasonably adequate to protect us from potential claims; however, we are responsible for meeting certain deductibles under such policies, and, in any event, we cannot assure you that the insurance coverage will adequately protect us from all claims made against us. Further, as a result of the pending litigation the costs of insurance may increase, and the availability of coverage may decrease. As a result, we may not be able to maintain our current levels of insurance at a reasonable cost, or at all, which might make it more difficult to attract qualified candidates to serve as executive officers or directors. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business and materially damage our reputation and the value of our brand regardless of whether the material allegations are valid or whether we are ultimately found liable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”) and Section 13(r) of the Exchange Act, require an issuer to disclose in its annual and quarterly reports whether it or any of its affiliates have knowingly engaged in specified activities or transactions relating to Iran. We are required to include certain disclosures in our periodic reports if we or any of our "affiliates" (as defined in Rule 12b-2 under the Exchange Act) knowingly engaged in certain specified activities, transactions or dealings relating to Iran or with certain individuals or entities targeted by United States' economic sanctions during the period covered by the report. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law. Neither we nor any of our controlled affiliates or subsidiaries knowingly engaged in any of the specified activities relating to Iran or otherwise engaged in any activities associated with Iran during the reporting period. However, because the SEC defines the term “affiliate” broadly, it includes any person or entity that is under common control with us as well as any entity that controls us or is controlled by us.

One of our shareholders, Ares Corporate Opportunities Fund III, L.P. (“Ares”) beneficially owns, in the aggregate, approximately 19.6% of our outstanding Class A common stock. Ares is affiliated with Ares Management Corporation (“Ares Management”). The description that follows has been provided to us by Ares Management. On June 20, 2019, certain investment funds managed or advised by U.K.-based affiliates of Ares Management (the “Ares Entities”) acquired approximately 28.7% of the ordinary shares and 54.3% of the preferred shares of AgriBriefing 1364 Limited (“AgriBriefing”), a company based in London that provides price reporting data on a subscription basis to participants in the agricultural industry. Although the Ares Entities do not hold the largest voting position in AgriBriefing, their holdings of ordinary and preferred shares represent a majority of the outstanding equity interests in AgriBriefing. In addition, the Ares Entities hold certain contractual veto rights and the right to appoint a director to the board of directors of AgriBriefing. As a result, under applicable SEC definitions, the Ares Entities may be deemed to control AgriBriefing; however, this statement is not meant to be an admission that common control exists.

The disclosure below relates solely to activities conducted by AgriBriefing. The disclosure does not relate to any activities conducted by us and does not involve us, Ares, or Ares Management. Neither we nor Ares nor Ares Management had any involvement in or control over the disclosed activities of AgriBriefing, and we have not independently verified or participated in the preparation of this disclosure. We are not representing as to the accuracy or completeness of the disclosure and do not undertake any obligation to correct or update it.

Ares Management included the following disclosure in its Form 10-Q for the fiscal quarter ended June 30, 2019:

“Subsequent to completion of the Ares Entities’ investment in AgriBriefing, in connection with Ares’ routine quarterly survey of its investment funds’ portfolio companies, AgriBriefing informed the Ares Entities that it had subscription contracts with five customers whose billing addresses were based in Iran. We have not been able to verify the identity or affiliations of these customers. As a result, it appears that we are required to provide this disclosure under ITRA and Section 13(r) of the Exchange Act.

These subscriptions generated annual gross revenues of less than €25,000 (less than 1% of AgriBriefing’s revenues) and de minimus net profits.

AgriBriefing has confirmed that each of the subscriptions commenced prior to the investment in AgriBriefing by the Ares Entities, and that it has terminated these subscriptions and does not intend to engage in any further dealings or transactions with these customers.

Based on currently available information, we and the Ares Entities have no reason to believe that any of the five customers are listed on the U.S. Treasury Department Office of Foreign Assets Control list of Specially Designated Nationals or that AgriBriefing has conducted any dealings in violation ITRA.”

Item 6. Exhibits

Exhibit No.	Exhibit Description
3.1	Restated Certificate of Incorporation of Floor & Decor Holdings, Inc. (1)
3.2	Second Amended and Restated Bylaws of Floor & Decor Holdings, Inc. (1)
10.1	First Amendment, dated March 11, 2019, to Consulting Agreement by and between Floor and Decor Outlets of America, Inc., FDO Holdings, Inc., and George Vincent West. #
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

## Denotes a management contract or compensatory plan or arrangement.

(1)	Filed as an exhibit to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-216000) filed with the SEC on April 24, 2017, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOOR & DECOR HOLDINGS, INC.

Dated: August 1, 2019	By:	/s/ Thomas V. Taylor
Thomas V. Taylor
Chief Executive Officer
(Principal Executive Officer)

Dated: August 1, 2019	By:	/s/ Trevor S. Lang
Trevor S. Lang
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)