Form 10-Q
period 2019-09-26
Floor & Decor Holdings, Inc.
filed 2019-11-01
CIK 1507079

m

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 001-38070

Floor & Decor Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-3730271
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2500 Windy Ridge Parkway SE
Atlanta, Georgia	30339
(Address of principal executive offices)	(Zip Code)

(404) 471-1634	2233 Lake Park Drive Smyrna, Georgia 30080
(Registrant’s telephone number, including area code)	(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.001 par value per share	FND	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2019
Class A common stock, $0.001 par value per share	101,057,968

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Floor & Decor Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	As of	As of
	September 26,	December 27,
in thousands, except for share and per share data	2019	2018
Assets
Current assets:
Cash and cash equivalents	$84,106	$644
Income taxes receivable	9,249	4,324
Receivables, net	45,284	67,527
Inventories, net	483,957	471,014
Prepaid expenses and other current assets	21,113	15,949
Total current assets	643,709	559,458
Fixed assets, net	425,498	328,366
Right-of-use assets	743,517	—
Intangible assets, net	109,307	109,330
Goodwill	227,447	227,447
Other assets	7,395	9,490
Total long-term assets	1,513,164	674,633
Total assets	$2,156,873	$1,234,091
Liabilities and stockholders’ equity
Current liabilities:
Current portion of term loans	$—	$3,500
Current portion of lease liabilities	53,117	—
Trade accounts payable	318,350	313,503
Accrued expenses and other current liabilities	112,141	82,038
Deferred revenue	8,824	5,244
Total current liabilities	492,432	404,285
Term loans	143,288	141,834
Deferred rent	—	36,980
Lease liabilities	775,838	—
Deferred income tax liabilities, net	20,005	26,838
Tenant improvement allowances	—	37,295
Other liabilities	2,270	2,550
Total long-term liabilities	941,401	245,497
Total liabilities	1,433,833	649,782
Commitments and Contingencies (Note 5)
Stockholders’ equity
Capital stock:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at September 26, 2019 and December 27, 2018	—	—
Common stock Class A, $0.001 par value; 450,000,000 shares authorized; 101,025,978 shares issued and outstanding at September 26, 2019 and 97,588,539 issued and outstanding at December 27, 2018	101	98
Common stock Class B, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at September 26, 2019 and December 27, 2018	—	—
Common stock Class C, $0.001 par value; 30,000,000 shares authorized; 0 shares issued and outstanding at September 26, 2019 and December 27, 2018	—	—
Additional paid-in capital	364,626	340,462
Accumulated other comprehensive income (loss), net	(361)	186
Retained earnings	358,674	243,563
Total stockholders’ equity	723,040	584,309
Total liabilities and stockholders’ equity	$2,156,873	$1,234,091

See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 26,	September 27,	September 26,	September 27,
in thousands, except for per share data	2019	2018	2019	2018
Net sales	$521,093	$435,882	$1,518,454	$1,273,109
Cost of sales	307,305	257,656	885,469	751,859
Gross profit	213,788	178,226	632,985	521,250
Operating expenses:
Selling and store operating	136,958	109,182	398,984	320,375
General and administrative	37,246	26,477	98,364	74,995
Pre-opening	8,184	8,330	18,580	17,892
Total operating expenses	182,388	143,989	515,928	413,262
Operating income	31,400	34,237	117,057	107,988
Interest expense	1,978	2,171	7,122	6,100
Income before income taxes	29,422	32,066	109,935	101,888
(Benefit) provision for income taxes	(11,552)	5,498	(5,355)	3,603
Net income	$40,974	$26,568	$115,290	$98,285
Change in fair value of hedge instruments, net of tax	—	131	(547)	796
Total comprehensive income	$40,974	$26,699	$114,743	$99,081
Basic earnings per share	$0.41	$0.27	$1.17	$1.02
Diluted earnings per share	$0.39	$0.25	$1.10	$0.94

See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated
	Common Stock		Additional	Other		Total
	Class A		Paid-in	Comprehensive	Retained	Stockholders’
in thousands	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance, December 28, 2018	97,588	$98	$340,462	$186	$243,563	$584,309
Stock based compensation expense	—	—	2,250	—	—	2,250
Exercise of stock options	348	—	1,776	—	—	1,776
Cumulative effect from adoption of ASU No. 2016-02	—	—	—	—	(179)	(179)
Shares issued under employee stock plans	61	—	1,419	—	—	1,419
Other comprehensive loss, net of tax	—	—	—	(334)	—	(334)
Net income	—	—	—	—	30,720	30,720
Balance, March 28, 2019	97,997	$98	$345,907	$(148)	$274,104	$619,961
Stock based compensation expense	—	—	2,168	—	—	2,168
Exercise of stock options	1,090	1	5,375	—	—	5,376
Issuance of restricted stock awards	24	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	(213)		(213)
Net income	—	—	—	—	43,596	43,596
Balance, June 27, 2019	99,111	$99	$353,450	$(361)	$317,700	$670,888
Stock based compensation expense	—	—	2,242	—	—	2,242
Exercise of stock options	1,871	2	7,908	—	—	7,910
Shares issued under employee stock plans	43	—	1,026	—	—	1,026
Net income	—	—	—	—	40,974	40,974
Balance, September 26, 2019	101,025	$101	$364,626	$(361)	$358,674	$723,040

				Accumulated
	Common Stock		Additional	Other		Total
	Class A		Paid-in	Comprehensive	Retained	Stockholders’
in thousands	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance, December 29, 2017	95,509	$96	$323,419	$(205)	$119,550	$442,860
Stock based compensation expense	—	—	1,415	—	—	1,415
Exercise of stock options	585	—	3,195	—	—	3,195
Cumulative effect from adoption of ASU No. 2014-09	—	—	—	—	7,826	7,826
Other comprehensive gain, net of tax	—	—	—	430	—	430
Net income	—	—	—	—	31,871	31,871
Balance, March 29, 2018	96,094	$96	$328,029	$225	$159,247	$487,597
Stock based compensation expense	—	—	1,536	—	—	1,536
Exercise of stock options	1,124	1	5,459	—	—	5,460
Other comprehensive gain, net of tax	—	—	—	235	—	235
Net income	—	—	—	—	39,846	39,846
Balance, June 28, 2018	97,218	$97	$335,024	$460	$199,093	$534,674
Stock based compensation expense	—	—	1,659	—	—	1,659
Exercise of stock options	108	—	644	—	—	644
Other comprehensive gain, net of tax	—	—	—	131	—	131
Net income	—	—	—	—	26,568	26,568
Balance, September 27, 2018	97,326	$97	$337,327	$591	$225,661	$563,676

See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Thirty-nine Weeks Ended
	September 26,	September 27,
in thousands	2019	2018
Operating activities
Net income	$115,290	$98,285
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,297	37,043
Loss on asset impairments and disposals	4,111	—
Amortization of tenant improvement allowances	—	(3,277)
Deferred income taxes	(6,644)	2,605
Interest cap derivative contracts	323	(878)
Stock based compensation expense	6,660	4,611
Changes in operating assets and liabilities:
Receivables, net	6,166	(1,627)
Inventories, net	(12,943)	13,685
Trade accounts payable	4,847	(20,945)
Accrued expenses and other current liabilities	26,209	(2,352)
Income taxes	(4,871)	312
Deferred revenue	3,579	2,806
Deferred rent	—	7,340
Tenant improvement allowances	—	11,974
Other, net	13,570	(5,883)
Net cash provided by operating activities	209,594	143,699
Investing activities
Purchases of fixed assets	(141,015)	(109,395)
Net cash used in investing activities	(141,015)	(109,395)
Financing activities
Borrowings on revolving line of credit	100,100	204,050
Payments on revolving line of credit	(100,100)	(245,050)
Payments on term loans	(2,625)	(2,625)
Proceeds from exercise of stock options	15,063	9,299
Proceeds from employee stock purchase plan	2,445	—
Net cash provided by (used in) financing activities	14,883	(34,326)
Net increase (decrease) in cash and cash equivalents	83,462	(22)
Cash and cash equivalents, beginning of the period	644	556
Cash and cash equivalents, end of the period	$84,106	$534
Supplemental disclosures of cash flow information
Buildings and equipment acquired under operating leases	$177,953	$—
Cash paid for interest	$5,726	$5,732
Cash paid for income taxes	$12,125	$722
Fixed assets accrued at the end of the period	$23,394	$14,500

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

As of September 26, 2019, the Company, through its wholly owned subsidiary, Floor and Decor Outlets of America, Inc. (“F&D”), operates 113 warehouse-format stores, which average 76,000 square feet, and one small-format standalone design center in 28 states, as well as three distribution centers and an e-commerce site, FloorandDecor.com.

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

Results of operations for the thirteen and thirty-nine weeks ended September 26, 2019 and September 27, 2018 are not necessarily indicative of the results to be expected for the full years.

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

2. Revenues

Disaggregated Revenue

The following table presents the net sales of each major product category (in thousands):

	Thirteen Weeks Ended		Thirteen Weeks Ended
	September 26, 2019		September 27, 2018
		% of		% of
Product Category	Net Sales	Net Sales	Net Sales	Net Sales
Tile	$133,340	26%	$119,988	28%
Laminate / Luxury Vinyl Plank	116,037	22	83,667	19
Decorative Accessories	100,357	19	82,814	19
Installation Materials and Tools	88,197	17	69,412	16
Wood	51,807	10	49,005	11
Natural Stone	31,511	6	28,025	6
Other (1)	(156)	—	2,971	1
Total	$521,093	100%	$435,882	100%

	Thirty-nine Weeks Ended		Thirty-nine Weeks Ended
	September 26, 2019		September 27, 2018
		% of		% of
Product Category	Net Sales	Net Sales	Net Sales	Net Sales
Tile	$394,969	26%	$360,798	28%
Laminate / Luxury Vinyl Plank	321,757	21	227,995	18
Decorative Accessories	292,391	19	244,279	19
Installation Materials and Tools	256,498	17	201,194	16
Wood	153,799	10	144,401	11
Natural Stone	95,301	6	85,564	7
Other (1)	3,739	1	8,878	1
Total	$1,518,454	100%	$1,273,109	100%

(1) Other includes delivery revenue less adjustments for deferred revenue, sales returns reserves, rewards under our Pro Premier Loyalty program, and other revenue related adjustments that are not allocated on a product-level basis.

3. Debt

Fair Value of Debt

Market risk associated with our fixed and variable rate long-term debt relates to the potential change in fair value and negative impact to future earnings, respectively, from a change in interest rates. The aggregate fair value of debt is based primarily on our estimates of interest rates, maturities, credit risk, and underlying collateral and is classified as Level 3 within the fair value hierarchy. At September 26, 2019 and December 27, 2018, the carrying amounts and fair values of our debt were as follows:

	September 26,	December 27,
in thousands	2019	2018
Total debt at par value	$146,375	$149,000
Less: unamortized discount and debt issuance costs	3,087	3,666
Net carrying amount	$143,288	$145,334
Fair value	$145,643	$147,883

4. Income Taxes

Effective tax rates for the thirteen and thirty-nine weeks ended September 26, 2019 and September 27, 2018 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items, such as stock option exercises, that occurred within each period. Our effective income tax rates were (39.3)% and 17.1% for the thirteen weeks ended September 26, 2019 and September 27, 2018, respectively. The lower effective tax rate for the current period was primarily due to the recognition of higher excess tax benefits related to stock options exercised than in the corresponding prior year period

Our effective income tax rates were (4.9)% and 3.5% for the thirty-nine weeks ended September 26, 2019 and September 27, 2018, respectively. The lower effective tax rate for the thirty-nine weeks ended September 26, 2019 was primarily due to the recognition of higher excess tax benefits related to stock options exercised than in the corresponding prior year period.

5. Commitments and Contingencies

Lease Commitments

In the first quarter of fiscal 2019, we adopted ASU No. 2016-02, “Leases (Topic 842),” which requires that lessees recognize lease assets and lease liabilities for all leases on the balance sheet with an option to exclude short-term leases (leases with terms of 12 months or less), which we elected. We adopted ASU No. 2016-02 using the modified retrospective approach and elected the package of practical expedients to use in transition, which permitted us not to reassess, under the new standard, our prior conclusions about lease identification and lease classification. The cumulative effect adjustment upon adoption of ASU No. 2016-02 resulted in an immaterial adjustment to retained earnings. The adoption also resulted in the addition of $620.8 million of right-of-use assets and a corresponding $683.0 million of lease liabilities to our balance sheet, while eliminating deferred rent and tenant improvement allowances. Additionally, we do not separate lease and nonlease components of contracts.

The majority of our long-term operating lease agreements are for our corporate office, retail locations, and distribution centers, which expire in various years through 2040. The initial lease terms for these facilities range from 10-15 years, with the exception of two buildings which have 20-year initial lease terms. The majority of our building leases also include options to extend, which are factored into the recognition of their respective assets and liabilities when appropriate based on management’s assessment of the probability that the options will be exercised. Additionally, one building lease contains variable lease payments, which are determined based on a percentage of retail sales over a contractual level, and we sublease real estate within one distribution center to a third party. Certain of our lease agreements include escalating rents over the lease terms which, under Topic 842, results in rent being expensed on a straight-line basis over the life of the lease that commences on the date we have the right to control the property. Our lease agreements do not contain any residual value guarantees or restrictive covenants that would reasonably be expected to have a material impact on our business.

When readily determinable, the rate implicit in the lease is used to discount lease payments to present value; however, substantially all of our leases do not provide a readily determinable implicit rate. If the rate implicit in the lease is not readily determinable, we use a third party to assist in the determination of a secured incremental borrowing rate, determined on a collateralized basis, to discount lease payments based on information available at lease commencement. The secured incremental borrowing rate is estimated based on yields obtained from Bloomberg for U.S. consumers with a BB- credit rating and is adjusted for collateralization as well as inflation.

Lease Position

The table below presents supplemental balance sheet information related to operating leases.

		As of
in thousands, except lease term and discount rate	Classification	September 26, 2019
Assets
Building	Right-of-use assets	$732,345
Equipment	Right-of-use assets	6,947
Land	Right-of-use assets	194
Software	Right-of-use assets	4,031
Total operating lease assets		$743,517
Liabilities
Current
Building	Current portion of lease liabilities	$47,747
Equipment	Current portion of lease liabilities	3,303
Land	Current portion of lease liabilities	85
Software	Current portion of lease liabilities	1,982
Total current operating lease liabilities		53,117
Noncurrent
Building	Lease liabilities	769,510
Equipment	Lease liabilities	4,066
Land	Lease liabilities	114
Software	Lease liabilities	2,148
Total noncurrent operating lease liabilities		775,838
Total operating lease liabilities		$828,955

Weighted-average remaining lease term		10 years
Weighted-average discount rate		5.2%

Lease Costs

The table below presents components of lease expense for operating leases.

		Thirteen Weeks Ended	Thirty-nine Weeks Ended
in thousands	Classification	September 26, 2019	September 26, 2019
Operating lease cost (1)	Selling and store operating	$29,978	$84,907
Operating lease right-of-use asset impairment	General and administrative	4,136	4,136
Sublease income	Selling and store operating	(588)	(1,817)
Total lease cost		$33,526	$87,226

(1) Includes variable lease costs, which are immaterial.

Undiscounted Cash Flows

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of September 26, 2019, were:

in thousands	Amount
Thirteen weeks ending December 26, 2019	$19,609
2020	108,355
2021	118,784
2022	111,501
2023	108,266
Thereafter	623,390
Total minimum lease payments (2)	$1,089,905
Less: amount of lease payments representing interest	260,950
Present value of future minimum lease payments	828,955
Less: current obligations under leases	53,117
Long-term lease obligations	$775,838

(2) Future lease payments exclude approximately $209.4 million of legally binding minimum lease payments for operating leases signed but not yet commenced.

For the thirty-nine weeks ended September 26, 2019, cash paid for operating leases was $80.2 million.

Right-of-use Asset Impairment

Long-lived assets, such as operating lease right-of-use assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset, a product recall, or an adverse action by a regulator. In accordance with ASC 360, the evaluation is performed at the lowest level for which identifiable cash flows are available that are largely independent of the cash flows of other assets or asset groups. If the sum of the estimated undiscounted future cash flows is less than the carrying value of the related asset or asset group, an impairment loss is recognized equal to the difference between carrying value and fair value.

During the thirteen weeks ended September 26, 2019, we began the move from our former Store Support Center in Smyrna, Georgia to a nearby location in Atlanta, Georgia. Prior to this period, we expected to fully cover future payments under the operating lease agreement with proceeds from a sublease. As of the end of the current quarter, we no longer expected to find a sublease tenant that would fully cover these future payments and concluded that the right-of-use asset related to the operating lease was not recoverable. Therefore, we determined the fair value of the right-of-use asset based on a discounted cash flow analysis reflective of the income expected from a sublease. Based on the excess of the asset’s carrying value over fair value, we recognized an impairment of $4.1 million. The operating lease right-of-use asset for the Smyrna, Georgia Store Support Center is classified within level 3 of the fair value hierarchy based on the use of unobservable inputs that were significant to the fair value measurement. The impairment had no impact on our lease liability.

Litigation

On May 20, 2019, an alleged stockholder of the Company filed a putative class action lawsuit, Taylor v. Floor & Decor Holdings, Inc., et al., No. 1:19-cv-02270-SCJ (N.D. Ga.), in the United States District Court for the Northern District of Georgia against the Company and certain of our officers, directors and stockholders. On August 14, 2019, the Court named a lead plaintiff, and the case was re-captioned In re Floor & Decor Holdings, Inc. Securities Litigation, No. 1:19-cv-02270-SCJ (N.D. Ga.). The operative complaint alleges certain violations of federal securities laws based on, among other things, purported materially false and misleading statements and omissions allegedly made by the Company between May 23, 2018 and August 1, 2018 and seeks class certification, unspecified monetary damages, costs and attorneys’ fees and equitable relief. The Company denies the material allegations in this lawsuit, which is in the early stages and has not yet been certified as a class, and intends to defend itself vigorously. In addition, the Company maintains insurance that may cover any liability arising out of this litigation up to the policy limits and subject to meeting certain deductibles and to other terms and conditions thereof. Estimating an amount or range of possible losses resulting from litigation proceedings is inherently difficult, particularly where the matters involve indeterminate claims for monetary damages and are in the stages of the proceedings where key factual and legal issues have not been resolved. For these reasons, we are currently unable to predict the ultimate timing or outcome of or reasonably estimate the possible losses or a range of possible losses resulting from this litigation.

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

6. Stock Based Compensation

At our 2018 annual meeting of stockholders held on May 17, 2018, our stockholders approved the Floor & Decor Holdings, Inc. Employee Stock Purchase Plan (the “ESPP”), which became available to substantially all of our employees beginning in the third quarter of fiscal 2018. The ESPP permits eligible employees to purchase shares of our common stock through payroll deductions, subject to certain limitations. The purchase price of the shares under the ESPP will in no event be less than the lesser of 85% of the lower of the fair market value of our common stock on either the first or last trading day of each six-month offering period. There were 1,500,000 shares of our Class A common stock, par value $0.001 per share, originally approved for issuance under the ESPP. During the thirteen and thirty-nine weeks ended September 26, 2019, the Company recognized $130 and $400 thousand of stock-based compensation expense related to the ESPP, respectively.

7. Earnings Per Share

Net Income per Common Share

We calculate basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effect of stock options.

The following table shows the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 26,	September 27,	September 26,	September 27,
in thousands, except per share data	2019	2018	2019	2018
Net income	$40,974	$26,568	$115,290	$98,285
Basic weighted average shares outstanding	100,137	97,254	98,855	96,551
Dilutive effect of share based awards	5,043	7,311	5,957	8,185
Diluted weighted average shares outstanding	105,180	104,565	104,812	104,736
Basic earnings per share	$0.41	$0.27	$1.17	$1.02
Diluted earnings per share	$0.39	$0.25	$1.10	$0.94

The following awards have been excluded from the computation of dilutive earnings per share because the effect would be anti-dilutive:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 26,	September 27,	September 26,	September 27,
in thousands	2019	2018	2019	2018
Stock options	281	209	997	168

8. Subsequent Event

In October 2018, we signed a lease to relocate our Store Support Center to a nearby location in Atlanta, Georgia. During October 2019, we completed our move to the new location and terminated the lease for our previous Store Support Center facility in Smyrna, Georgia. As a result, we recognized a loss of $2.1 million related to the settlement of our remaining obligations under the lease and the write off of the remaining right-of-use asset for the facility upon lease termination.

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

Overview

Founded in 2000, Floor & Decor is a high growth, differentiated, multi-channel specialty retailer of hard surface flooring and related accessories with 113 warehouse format stores across 28 states as of September 26, 2019. We believe that we offer the industry’s broadest in-stock assortment of tile, wood, laminate, vinyl, and natural stone flooring along with decorative and installation accessories at everyday low prices positioning us as the one stop destination for our customers’ entire hard surface flooring needs. We appeal to a variety of customers, including professional installers and commercial businesses (“Pro”), Do-it-Yourself customers (“DIY”), and customers who buy the products for professional installation.

We operate on a 52- or 53-week fiscal year ending the Thursday on or preceding December 31. The following discussion contains references to the first thirty-nine weeks of fiscal 2019 and fiscal 2018, which ended on September 26, 2019 and September 27, 2018, respectively.

During the thirty-nine weeks ended September 26, 2019, we continued to make long-term key strategic investments, including:

●	opening thirteen new warehouse-format stores ending the quarter with 113 warehouse-format stores;
●	focusing on innovative new products and localized assortments, supported by inspirational in-store and online visual merchandising solutions;
●	investing capital in our stores, information technology and our connected customer strategies to continue enhancing and integrating the online and in-store shopping experience for our customers; and
●	engaging more professional customers, including adding regional professional sales associates to grow our commercial sales, as well as signing up more customers on our Pro Premier Loyalty Program.

Key Performance Indicators

We consider a variety of performance and financial measures in assessing the performance of our business. The key performance and financial measures we use to determine how our business is performing are comparable store sales, the number of new store openings, gross profit and gross margin, operating income, and EBITDA and Adjusted EBITDA. For definitions and a discussion of how we use our key performance indicators, see the “Key Performance Indicators” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report. See “Non-GAAP Financial Measures” below for a discussion of how we define EBITDA and Adjusted EBITDA and a reconciliation of EBITDA and Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”).

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

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of net sales (actuals in thousands; dollar changes in millions):

	Thirteen Weeks Ended
	September 26, 2019		September 27, 2018
	Actual	% of Sales	Actual	% of Sales	$ Increase/(Decrease)	% Increase/(Decrease)
Net sales	$521,093	100.0%	$435,882	100.0%	$85.2	19.5%
Cost of sales	307,305	59.0	257,656	59.1	49.6	19.3
Gross profit	213,788	41.0	178,226	40.9	35.6	20.0
Operating expenses:
Selling and store operating	136,958	26.3	109,182	25.0	27.8	25.4
General and administrative	37,246	7.1	26,477	6.1	10.8	40.7
Pre-opening	8,184	1.6	8,330	1.9	(0.1)	(1.8)
Total operating expenses	182,388	35.0	143,989	33.0	38.4	26.7
Operating income	31,400	6.0	34,237	7.9	(2.8)	(8.3)
Interest expense	1,978	0.4	2,171	0.5	(0.2)	(8.9)
Income before income taxes	29,422	5.6	32,066	7.4	(2.6)	(8.2)
(Benefit) provision for income taxes	(11,552)	(2.3)	5,498	1.2	(17.1)	NM
Net income	$40,974	7.9%	$26,568	6.1%	$14.4	54.2%

	Thirty-nine Weeks Ended
	September 26, 2019		September 27, 2018
	Actual	% of Sales	Actual	% of Sales	$ Increase/(Decrease)	% Increase
Net sales	$1,518,454	100.0%	$1,273,109	100.0%	$245.3	19.3%
Cost of sales	885,469	58.3	751,859	59.1	133.6	17.8
Gross profit	632,985	41.7	521,250	40.9	111.7	21.4
Operating expenses:
Selling and store operating	398,984	26.3	320,375	25.2	78.6	24.5
General and administrative	98,364	6.5	74,995	5.9	23.4	31.2
Pre-opening	18,580	1.2	17,892	1.4	0.7	3.8
Total operating expenses	515,928	34.0	413,262	32.5	102.7	24.8
Operating income	117,057	7.7	107,988	8.5	9.1	8.4
Interest expense	7,122	0.5	6,100	0.5	1.0	16.8
Income before income taxes	109,935	7.2	101,888	8.0	8.0	7.9
(Benefit) provision for income taxes	(5,355)	(0.4)	3,603	0.3	(9.0)	NM
Net income	$115,290	7.6%	$98,285	7.7%	$17.0	17.3%

NM – Not meaningful

Selected Financial Information

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 26, 2019	September 27, 2018	September 26, 2019	September 27, 2018
Comparable store sales (% change)	4.6%	11.1%	3.6%	12.6%
Comparable average ticket (% change)	2.8%	(1.4)%	2.0%	—%
Comparable customer transactions (% change)	1.8%	12.7%	1.6%	12.7%
Number of warehouse-format stores	113	95	113	95
Adjusted EBITDA (in thousands) (1)	$57,147	$48,918	$183,807	$147,428
Adjusted EBITDA margin	11.0%	11.2%	12.1%	11.6%

(1) Adjusted EBITDA is a non-GAAP financial measure. See “Non-GAAP Financial Measures” section below for additional information and a reconciliation to the most comparable GAAP measure.

Net Sales

Net sales during the thirteen weeks ended September 26, 2019 increased $85.2 million, or 19.5%, compared to the corresponding prior year period due to the opening of 18 new stores since September 27, 2018 and an increase in comparable store sales of 4.6%. The comparable store sales increase during the period of 4.6%, or $20.1 million, was driven by a 2.8% increase in comparable average ticket and a 1.8% increase in comparable customer transactions. Among our six product categories, three experienced comparable store sales increases including laminate/luxury vinyl plank, installation materials and tools, and decorative accessories. Non-comparable store sales increased $65.1 million during the same period primarily due to the increase in new stores previously described.

Net sales during the thirty-nine weeks ended September 26, 2019 increased $245.3 million, or 19.3%, compared to the corresponding prior year period due to the opening of 18 new stores since September 27, 2018 and an increase in comparable store sales of 3.6%. The comparable store sales increase during the period of 3.6%, or $45.7 million, was driven by a 2.0% increase in comparable average ticket and a 1.6% increase in comparable customer transactions. Among our six product categories, three experienced comparable store sales increases including laminate/luxury vinyl plank, installation materials and tools, and decorative accessories. Non-comparable store sales increased $199.6 million during the same period primarily due to the increase in new stores previously described.

We believe the increases in net sales and customer transactions are due to the execution of our key strategic investments. We believe our continued investments and focused merchandising, connected customer, Pro, marketing, and visual merchandising strategies, along with new innovative products, led to our sales growth during the periods presented. We have also modestly increased retail prices due to increased tariffs.

Gross Profit and Gross Margin

Gross profit during the thirteen weeks ended September 26, 2019 increased $35.6 million, or 20.0%, compared to the corresponding prior year period. This increase in gross profit was driven by the 19.5% increase in sales and a slight increase in gross margin to 41.0%, up approximately 10 basis points from 40.9% in the corresponding prior year period. This increase in gross margin was primarily due to higher product gross margin.

Gross profit during the thirty-nine weeks ended September 26, 2019 increased $111.7 million, or 21.4%, compared to the corresponding prior year period. This increase in gross profit was driven by the 19.3% increase in sales and an increase in gross margin to 41.7%, up approximately 80 basis points from 40.9% in the corresponding prior year period. The improvement in gross margin was attributable to better product gross margins as well as leveraging our supply chain costs on higher sales. The improved product margins were due to favorable negotiations with our suppliers, improved merchandising strategies, including higher sales from higher margin categories like installation and decorative accessories, and various strategic retail increases.

Selling and Store Operating Expenses

Selling and store operating expenses during the thirteen weeks ended September 26, 2019 increased $27.8 million, or 25.4%, compared to the corresponding prior year period, due primarily to opening 18 new stores since

September 27, 2018. As a percentage of net sales, our selling and store operating expenses increased approximately 130 basis points to 26.3% from 25.0% in the corresponding prior year period primarily driven by new stores open less than one year. Comparable store selling and store operating expenses as a percentage of comparable store sales increased by approximately 20 basis points, driven by higher advertising and other operating expenses.

Selling and store operating expenses during the thirty-nine weeks ended September 26, 2019 increased $78.6 million, or 24.5%, compared to the corresponding prior year period, due primarily to opening 18 new stores since September 27, 2018. As a percentage of net sales, our selling and store operating expenses increased approximately 110 basis points to 26.3% from 25.2% in the corresponding prior year period driven by new stores open less than one year. Comparable store selling and store operating expenses as a percentage of comparable store sales decreased by approximately 20 basis points due primarily to leveraging personnel expenses on higher net sales.

General and Administrative Expenses

General and administrative expenses, which are typically expenses incurred outside of our stores, increased $10.8 million, or 40.7%, during the thirteen weeks ended September 26, 2019 compared to the corresponding prior year period due to our continued investments in personnel for our store support functions, increased depreciation due to technology investments to support store growth, and a $4.1 million impairment charge related to the operating lease right-of-use asset for our former Store Support Center in Smyrna, Georgia. Our general and administrative expenses as a percentage of net sales increased approximately 100 basis points to 7.1% from 6.1% in the corresponding prior year period, of which 80 basis points of the increase was due to the impairment charge.

General and administrative expenses during the thirty-nine weeks ended September 26, 2019 increased $23.4 million, or 31.2%, compared to the corresponding prior year period due to our continued investments in personnel for our store support functions, increased depreciation due to technology investments to support store growth, and a $4.1 million impairment charge related to the operating lease right-of-use asset for our former Store Support Center in Smyrna, Georgia. Our general and administrative expenses as a percentage of net sales increased approximately 60 basis points to 6.5% from 5.9% in the corresponding prior year period, of which 30 basis points of the increase was due to the impairment charge.

Pre-Opening Expenses

Pre-opening expenses during the thirteen weeks ended September 26, 2019 decreased $0.1 million, or 1.8%, compared to the corresponding prior year period. The decrease is primarily due to an enhanced store opening process which shortens the period it takes to open new stores, thereby lessening pre-occupancy costs, as well as opening fewer stores in higher cost metropolitan markets. We opened seven stores during each of the thirteen weeks ended September 26, 2019 and September 27, 2018. Of the seven store openings during the thirteen weeks ended September 26, 2019, three were in existing markets as compared to one store opening in existing markets during the corresponding prior year period.

Pre-opening expenses during the thirty-nine weeks ended September 26, 2019 increased $0.7 million, or 3.8%, compared to the corresponding prior year period. For the first nine months of fiscal 2019, this expense grew at a slower rate than sales due to an enhanced store opening process which allows us to shorten the period it takes to open new stores, thereby lessening pre-opening occupancy costs. We opened thirteen stores during the thirty-nine weeks ended September 26, 2019 compared to opening twelve stores during the corresponding prior year period.

Interest Expense

Interest expense during the thirteen weeks ended September 26, 2019 decreased $0.2 million, or 8.9%, compared to the corresponding prior year period. The decrease in interest expense was primarily due to lowering our average debt balance to $146.6 million during the thirteen weeks ended September 26, 2019 compared to an average debt balance of $160.6 million in the corresponding prior year period.

Interest expense during the thirty-nine weeks ended September 26, 2019 increased $1.0 million, or 16.8%, compared to the corresponding prior year period. The increase in interest expense was primarily due to the increase in our average interest rate to 5.6% for the thirty-nine weeks ended September 26, 2019 from 4.6% in the corresponding prior year period.

Taxes

The provision for income taxes during the thirteen weeks ended September 26, 2019 decreased $17.1 million compared to the corresponding prior year period. The effective tax rate was (39.3)% for the thirteen weeks ended September 26, 2019 compared to 17.1% in the corresponding prior year period. The decrease in the effective tax rate for the current period was primarily due to the recognition of higher excess tax benefits related to stock options exercised than in the corresponding prior year period.

The provision for income taxes during the thirty-nine weeks ended September 26, 2019 decreased $9.0 million compared to the corresponding prior year period. The effective tax rate was (4.9)% for the thirty-nine weeks ended September 26, 2019 compared to 3.5% in the corresponding prior year period. The decrease in the effective tax rate was primarily due to the recognition of higher excess tax benefits related to stock options exercised than in the corresponding prior year period.

Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA are key metrics used by management and our board of directors to assess our financial performance and enterprise value. We believe that operating income, EBITDA and Adjusted EBITDA are useful measures, as they eliminate certain expenses that are not indicative of our core operating performance and facilitate a comparison of our core operating performance on a consistent basis from period to period. We also use Adjusted EBITDA as a basis to determine covenant compliance with respect to our Credit Facilities (as defined below), to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, and to compare our performance against that of other peer companies using similar measures. EBITDA and Adjusted EBITDA are also frequently used by analysts, investors, and other interested parties as performance measures to evaluate companies in our industry.

EBITDA and Adjusted EBITDA are supplemental measures of financial performance that are not required by or presented in accordance with GAAP. We define EBITDA as net income before interest, loss on early extinguishment of debt, taxes, depreciation and amortization. We define Adjusted EBITDA as net income before interest, loss on early extinguishment of debt, taxes, depreciation and amortization adjusted to eliminate the impact of certain items that we do not consider indicative of our core operating performance. See below for a reconciliation of EBITDA and Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

EBITDA and Adjusted EBITDA are non-GAAP measures of our financial performance and should not be considered as alternatives to net income as a measure of financial performance or any other performance measure derived in accordance with GAAP, and they should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of liquidity or free cash flow for management's discretionary use. In addition, these non-GAAP measures exclude certain non-recurring and other charges. Each of these non-GAAP measures has its limitations as an analytical tool, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. In evaluating EBITDA and Adjusted EBITDA, you should be aware that in the future we will incur expenses that are the same as or similar to some of the items eliminated in the adjustments made to determine EBITDA and Adjusted EBITDA, such as stock compensation expense, loss (gain) on asset disposal, executive recruiting/relocation, and other adjustments. Our presentation of EBITDA and Adjusted EBITDA should not be construed to imply that our future results will be unaffected by any such adjustments. Definitions and calculations of EBITDA and Adjusted EBITDA differ among companies in the retail industry, and therefore EBITDA and Adjusted EBITDA disclosed by us may not be comparable to the metrics disclosed by other companies.

The following table reconciles net income to EBITDA and Adjusted EBITDA for the periods presented:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
in thousands	September 26, 2019	September 27, 2018	September 26, 2019	September 27, 2018
Net income	$40,974	$26,568	$115,290	$98,285
Depreciation and amortization (1)	18,188	11,987	52,451	32,898
Interest expense	1,978	2,171	7,122	6,100
Income tax (benefit) expense	(11,552)	5,498	(5,355)	3,603
EBITDA	49,588	46,224	169,508	140,886
Stock compensation expense (2)	2,242	1,659	6,660	4,611
Loss on asset impairments and disposals (3)	4,133	—	4,111	—
Other (4)	1,184	1,035	3,528	1,931
Adjusted EBITDA	$57,147	$48,918	$183,807	$147,428

(1) Excludes amortization of deferred financing costs, which is included as part of interest expense in the table above. For the thirteen and thirty-nine weeks ended September 27, 2018, amounts are also net of amortization of tenant improvement allowances.

(2) Non-cash charges related to stock-based compensation programs, which vary from period to period depending on timing of awards and forfeitures.

(3) Amount primarily represents impairment loss for the operating lease right-of-use asset related to the Company’s former Store Support Center in Smyrna, Georgia.

(4) Other adjustments include amounts management does not consider indicative of our core operating performance. Amounts for the thirteen and thirty-nine weeks ended September 26, 2019 primarily relate to costs associated with the relocation of the Company’s Store Support Center as well as secondary public offering costs of our Class A common stock by certain of our stockholders. Amounts for the thirteen and thirty-nine weeks ended September 27, 2018 primarily relate to costs associated with the secondary public offerings of our Class A common stock by certain of our stockholders and the closing of our Miami distribution center, net of insurance recoveries from hurricanes Harvey and Irma.

Liquidity and Capital Resources

Liquidity is provided primarily by our cash flows from operations and our $300.0 million asset-backed revolving credit facility (the “ABL Facility”). As of September 26, 2019, we had $369.6 million in unrestricted liquidity, consisting of $84.1 million in cash and cash equivalents and $285.5 million immediately available for borrowing under the ABL Facility without violating any covenants thereunder.

Our primary cash needs are for merchandise inventories, payroll, store rent, and other operating expenses and capital expenditures associated with opening new stores and remodeling existing stores, as well as information technology, e-commerce, and store support center infrastructure. We also use cash for the payment of taxes and interest.

The most significant components of our operating assets and liabilities are merchandise inventories and accounts payable, and, to a lesser extent, accounts receivable, prepaid expenses and other assets, other current and non-current liabilities, taxes receivable, and taxes payable. Our liquidity is not generally seasonal, and our uses of cash are primarily tied to when we open stores and make other capital expenditures. We believe that the cash on hand expected to be generated from operations and the availability of borrowings under the ABL Facility will be sufficient to meet liquidity requirements, anticipated capital expenditures, and payments due under the ABL Facility and our $350.0 million senior secured term loan facility (the “Term Loan Facility” and together with the ABL Facility, our “Credit Facilities”) for at least the next 12 months.

The Term Loan Facility has no financial maintenance covenants. As of September 26, 2019, we were in compliance with the covenants of the Credit Facilities and no Event of Default (as defined in the credit agreements governing our Credit Facilities) had occurred.

Total capital expenditures in fiscal 2019 are planned to be between approximately $203.0 million to $213.0 million and will be funded primarily by cash generated from operations. We intend to make the following capital expenditures in fiscal 2019:

●	open 20 stores and start construction on stores opening in early 2020 using approximately $131.0 million to $137.0 million of cash;
●	invest in existing store remodeling projects and our distribution centers using approximately $35.0 million to $37.0 million of cash; and
●	invest in information technology infrastructure, e-commerce, and other store support center initiatives using approximately $37.0 million to $39.0 million of cash.

Cash Flow Analysis

A summary of our operating, investing, and financing activities are shown in the following table:

	Thirty-nine Weeks Ended
in thousands	September 26, 2019	September 27, 2018
Net cash provided by operating activities	$209,594	$143,699
Net cash used in investing activities	(141,015)	(109,395)
Net cash provided by (used in) financing activities	14,883	(34,326)
Net increase (decrease) in cash and cash equivalents	$83,462	$(22)

Net Cash Provided By Operating Activities

Cash provided by operating activities consists primarily of net income adjusted for non‑cash items, including depreciation and amortization, stock‑based compensation, deferred taxes, and the effects of changes in operating assets and liabilities.

Net cash provided by operating activities was $209.6 million for the thirty-nine weeks ended September 26, 2019 and $143.7 million for the thirty-nine weeks ended September 27, 2018. The net cash provided by operating activities for the thirty-nine weeks ended September 26, 2019 was primarily the result of net income, including lower taxes due to stock option exercises, and improvements in working capital. The improvements in working capital were primarily driven by the timing of inventory receipts and the associated payables as well as higher receivable collections and the timing of liability payments.

The net cash provided by operating activities for the thirty-nine weeks ended September 27, 2018 was primarily the result of net income, including lower taxes due to stock option exercises.

Net Cash Used In Investing Activities

Investing activities consist primarily of capital expenditures for new store openings, existing store remodels (including leasehold improvements, new racking, new fixtures, new product and display vignettes, and enhanced design centers) and new infrastructure and information systems.

Capital expenditures during the thirty-nine weeks ended September 26, 2019 and September 27, 2018 were $141.0 million and $109.4 million, respectively. We continued our investment in new stores, as we opened thirteen new stores and relocated one through September 26, 2019 and are preparing for an additional thirteen new stores and one distribution center to be opened during the fourth quarter of fiscal 2019 and first quarter of fiscal 2020. We generally incur the majority of our capital expenditures six months in advance of the new store opening. During the thirty-nine weeks ended September 26, 2019, approximately 62.3% of capital expenditures related to new stores, 16.4% was for existing stores and distribution centers, while the remaining spend was associated with information technology and e-commerce investments to support our growth.

 During the thirty-nine weeks ended September 27, 2018, approximately 66.0% of capital expenditures related to new stores, 21.9% was for existing stores and distribution centers, while the remaining capital expenditures were associated with information technology and e‑commerce investments to support our growth.

Net Cash Provided By (Used In) Financing Activities

Financing activities consist primarily of borrowings and related repayments under our credit agreements as well as proceeds from the exercise of stock options.

Net cash provided by financing activities was $14.9 million for the thirty-nine weeks ended September 26, 2019 compared with net cash used in financing activities was $34.3 million for the thirty-nine weeks ended September 27, 2018. The net cash provided by financing activities for the thirty-nine weeks ended September 26, 2019 was primarily driven by proceeds from stock option exercises and the employee stock purchase plan of $15.1 million and $2.4 million, respectively.

The net cash used in financing activities for the thirty-nine weeks ended September 27, 2018 was primarily driven by a net paydown on the ABL Facility of $41.0 million, partially offset by proceeds from the exercise of stock options of $9.3 million.

U.S. Tariffs and Global Economy

The current domestic and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy. In particular, the ongoing trade dispute between the U.S. and China has resulted in the U.S. imposing tariffs of 25% on many products from China. Historically, approximately half of the products we sell were imported from China, the vast majority of which are impacted by these tariffs. As we continue to analyze the impact these tariffs may have on our business, we have begun taking steps to mitigate some of these cost increases through negotiating lower costs from our vendors, increasing retail pricing as we deem appropriate, and sourcing from alternative countries. While we expect our efforts will mitigate a substantial portion of the overall effect of increased tariffs in fiscal 2019, we expect the enacted tariffs will increase our inventory costs and associated cost of goods sold as we incur the tariffs

In addition, on May 24, 2019, the U.S. International Trade Commission (the “ITC”) announced it had completed a preliminary phase antidumping and countervailing duty investigation pursuant to the Tariff Act of 1930 with respect to the imports of ceramic tile from China and determined there is a reasonable indication that the ceramic tile production industry in the U.S. is being materially injured by imports of ceramic tile from China that have allegedly been subsidized by the Chinese government and are being sold in the U.S. at less than fair value, otherwise known as “dumping”. As a result of the ITC’s affirmative determinations, the U.S. Department of Commerce (the “DOC”) began its own related investigation. In September 2019, the DOC reached a preliminary determination that imports from China were subsidized and imposed preliminary duties of 103.77% on most Chinese exporters.

The DOC is also expected to reach its preliminary determination as to the level of dumping, if any, in early November 2019. Once the DOC has reached its preliminary determination, it will instruct the U.S. Customs and Border Protection to require cash deposits based on these preliminary rates. The DOC’s preliminary determination will be subject to revision or rescission either in the DOC’s final determinations, expected in March of 2020, or in the ITC’s final determination with respect to injury shortly thereafter. If the final determinations are affirmative, then countervailing and antidumping orders will be published. The final rates for the first 12 month period of the orders would not be determined until the administrative review process is completed, approximately 2 years after the order is published.

While it is too early to determine what the final outcome of the DOC and ITC investigations will be and what impact, if any, they will have on the Company, we have begun taking steps to mitigate the risk of future exposure by sourcing from alternative countries. While we do not currently believe our current inventory is subject to these additional duties, if these additional duties were to apply to our current inventory, we believe our exposure could be approximately $7.0 million. The actual additional duties, if applicable to us, could differ from this estimate. We have not established a reserve for this matter as we currently do not believe our current inventory is subject to these additional duties, and we note that any liability as of September 26, 2019 would not be material. Potential costs and any attendant impact on pricing arising from these tariffs or potential duties, and any further expansion in the types or levels of tariffs or duties implemented, could require us to modify our current business practices and could adversely affect our business, financial condition, and results of operations.

Contractual Obligations

There were no material changes to our contractual obligations outside the ordinary course of our business during the thirty-nine weeks ended September 26, 2019.

Off-Balance Sheet Arrangements

For the thirty-nine weeks ended September 26, 2019, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources. We do not have any relationship with unconsolidated entities or financial partnerships for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in reports filed or submitted under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the chief executive officer and the chief financial officer, have reviewed the effectiveness of the Company’s disclosure controls and procedures as of September 26, 2019 and, based on their evaluation, have concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level at that date due to a material weakness in internal control over financial reporting that was disclosed in the Annual Report. Notwithstanding the material weakness in the Company’s internal control over financial reporting, we have concluded that the condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP. Additionally, the material weakness did not result in any restatements of our condensed consolidated financial statements or disclosures for any prior period.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the fiscal quarter ended September 26, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See the information under the “Litigation” caption in Note 5, Commitments and Contingencies to our Condensed Consolidated Financial Statements included in this Quarterly Report and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - U.S. Tariffs and Global Economy” in this Quarterly Report, each of which we incorporate here by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report and Part II, “Item 1A Risk Factors” in our Quarterly Report for the quarterly period ended June 27, 2019, filed with the SEC on August 1, 2019, which could materially affect our business, financial condition and/or operating results.

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

One of our shareholders, Ares Corporate Opportunities Fund III, L.P. (“Ares”) beneficially owns, in the aggregate, approximately 19.2% of our outstanding Class A common stock. Ares is affiliated with Ares Management Corporation (“Ares Management”). The description that follows has been provided to us by Ares Management. On June 20, 2019, certain investment funds managed or advised by U.K.-based affiliates of Ares Management (the “Ares Entities”) acquired approximately 28.7% of the ordinary shares and 54.3% of the preferred shares of AgriBriefing 1364 Limited (“AgriBriefing”), a company based in London that provides price reporting data on a subscription basis to participants in the agricultural industry. Although the Ares Entities do not hold the largest voting position in AgriBriefing, their holdings of ordinary and preferred shares represent a majority of the outstanding equity interests in AgriBriefing. In addition, the Ares Entities hold certain contractual veto rights and the right to appoint a director to the board of directors of AgriBriefing. As a result, under applicable SEC definitions, the Ares Entities may be deemed to control AgriBriefing; however, this statement is not meant to be an admission that common control exists.

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

We understand that Ares Management intends to disclose in its next quarterly SEC Report that:

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

AgriBriefing confirmed that each of the subscriptions commenced prior to the investment in AgriBriefing by the Ares Entities, and that it terminated these subscriptions in July 2019 and does not intend to engage in any further dealings or transactions with these customers.

Based on currently available information, we and the Ares Entities have no reason to believe that any of the five customers are listed on the U.S. Treasury Department Office of Foreign Assets Control list of Specially Designated Nationals or that AgriBriefing has conducted any dealings in violation ITRA.”

Item 6. Exhibits

Exhibit No.	Exhibit Description
3.1	Restated Certificate of Incorporation of Floor & Decor Holdings, Inc. (1)
3.2	Second Amended and Restated Bylaws of Floor & Decor Holdings, Inc. (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(1)	(1) Filed as an exhibit to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-216000) filed with the SEC on April 24, 2017, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOOR & DECOR HOLDINGS, INC.

Dated: November 1, 2019	By:	/s/ Thomas V. Taylor
Thomas V. Taylor
Chief Executive Officer
(Principal Executive Officer)

Dated: November 1, 2019	By:	/s/ Trevor S. Lang
Trevor S. Lang
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)