Form 10-K
period 2019-12-26
Floor & Decor Holdings, Inc.
filed 2020-02-20
CIK 1507079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of the Registrant’s Common Stock held by non-affiliates as of June 27, 2019, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $2.8 billion. There were 101,580,656 shares of Common Stock outstanding as of February 18, 2020.

Documents Incorporated by Reference:

Portions of the Registrant’s proxy statement for the Annual Meeting of Shareholders to be filed pursuant to Regulation 14A of the Exchange Act on or before April 24, 2020, are incorporated by reference into Part III of this Form 10-K. Except as expressly incorporated by reference, the Registrant’s proxy statement shall not be deemed to be part of this report.

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

The forward-looking statements contained in this Annual Report are only predictions. Although we believe that the expectations reflected in the forward-looking statements in this Annual Report are reasonable, we cannot guarantee future events, results, performance or achievements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements in this Annual Report, including, without limitation, those factors described in Item 1A, “Risk Factors” of Part I of this Annual Report, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of this Annual Report, and elsewhere in the Company’s filings with the Securities and Exchange Commission (the “SEC”). Some of the key factors that could cause actual results to differ from our expectations include the following:

●	an overall decline in the health of the economy, the hard surface flooring industry, consumer spending and the housing market;
●	our failure to successfully anticipate consumer preferences and demand;
●	our inability to manage our growth;
●	our inability to manage costs and risks relating to new store openings;
●	suppliers may sell similar or identical products to our competitors;
●	competition from other stores and internet-based competition;
●	any disruption in our distribution capabilities, including from difficulties operating our distribution centers;
●	fluctuations in material and energy costs;
●	our failure to execute our business strategy effectively and deliver value to our customers;
●	our inability to manage our inventory obsolescence, shrinkage and damage;
●	our inability to find available locations for our stores on terms acceptable to us;
●	our inability to maintain sufficient levels of cash flow to meet growth expectations;
●	our dependence on foreign imports for the products we sell, which may include the impact of tariffs;
●	violations of laws and regulations applicable to us or our suppliers;
●	our inability to obtain merchandise on a timely basis at prices acceptable to us;
●	our failure to adequately protect against security breaches involving our information technology systems and customer information;
●	our vulnerability to natural disasters and other unexpected events;
●	our inability to find, train and retain key personnel; and

●	restrictions imposed by our indebtedness on our current and future operations.

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The forward-looking statements contained in this Annual Report speak only as of the date hereof. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. If a change to the events and circumstances reflected in our forward-looking statements occurs, our business, financial condition, and operating results may vary materially from those expressed in our forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.

ITEM 1.              BUSINESS.

Except where the context suggests otherwise, the terms “Floor & Decor Holdings, Inc.,” “Floor & Decor,” the “Company,” “we,” “us,” and “our” refer to Floor & Decor Holdings, Inc., a Delaware corporation, together with its consolidated subsidiaries.

Our fiscal year is the 52 or 53 week period ending on the Thursday preceding December 31. The following discussion contains references to fiscal 2015, fiscal 2016, fiscal 2017, fiscal 2018, fiscal 2019, and fiscal 2020, which represent our fiscal years ended or ending, as applicable, December 29, 2016, December 28, 2017, December 27, 2018, and December 26, 2019, all of which are 52 week periods, and our fiscal years ended December 31, 2015, and December 31, 2020, which are 53 week periods.

Our Company

Founded in 2000, Floor & Decor is a high-growth, differentiated, multi-channel specialty retailer of hard surface flooring and related accessories with 120 warehouse-format stores across 30 states. We believe that we offer the industry’s broadest in-stock assortment of tile, wood, laminate, vinyl, and natural stone flooring along with decorative and installation accessories at everyday low prices positioning us as the one-stop destination for our customers’ entire hard surface flooring needs. We appeal to a variety of customers, including general contractors, professional installers and other commercial businesses (“Pro”), Do It Yourself customers (“DIY”) and customers who buy the products for professional installation (“Buy it Yourself” or “BIY”). Our Pro customers are loyal, shop often and help promote our brand. The combination of our category and product breadth, low prices, in-stock inventory in project-ready quantities, proprietary credit offerings, free storage options and dedicated customer service positions us to gain share in the attractive Pro customer segment. We believe our DIY customers spend significant time planning their projects while conducting extensive research in advance. We provide our customers with the education and inspiration they need before making a purchase through our differentiated online and in-store experience.

Our warehouse-format stores, which average approximately 76,000 square feet, are typically larger than any of our specialty retail flooring competitors’ stores. Other large format home improvement retailers only allocate a small percentage of their floor space to hard surface flooring and accessories. When our customers walk into a Floor & Decor store for the first time, we believe they are amazed by our visual presentation, our store size, our everyday low prices and the breadth and depth of our merchandise. We believe that our inspiring design centers, creative and informative visual merchandising, and accessible price points greatly enhance our customers’ experience. Our stores are easy to navigate and designed to interactively showcase the wide array of designs and product styles a customer can create with our flooring and decorative accessories. We engage our customers both through our trained store associates and designers who can assist in narrowing choices and making the process of home renovation easier, as well as our staff dedicated to serving Pro customers. By carrying a deep level of in-stock hard surface flooring inventory and wide range of tools and accessories, we seek to offer our customers immediate availability on everything they need to complete their entire flooring or remodeling project. In addition to our stores, our website FloorandDecor.com showcases our products, offers informational training and design ideas and has our products available for sale, which a customer can pick up in-store or have delivered. Our ability to purchase directly from manufacturers through our direct sourcing model enables us to be fast to market with a balanced assortment of bestseller and unique, hard to find items that are the latest trend-right products. We believe these factors create a differentiated value proposition for Floor & Decor and drive customer loyalty with our Pro, DIY and BIY hard surface flooring customers in our markets, as evidenced by our track record of consistent comparable store sales growth, which has averaged 12.5% over the last five years. Based on these characteristics, we believe Floor & Decor is redefining and expanding the addressable market size of the hard surface flooring category and that we have an opportunity to significantly expand our store base to approximately 400 stores nationwide within the next 10-12 years, as described in more detail below.

Our Company was founded in 2000 by our Vice Chairman Vincent West, who opened the first Floor & Decor store in Atlanta, Georgia, with the vision of being the low-price leader for hard surface flooring. As we have grown, we have implemented a customer-focused and decentralized approach to managing our business. We provide our store leadership and regional operating teams with regular training and sophisticated information technology systems. We also train and incentivize our store associates to deliver a superior experience to our customers. Taken together, these elements create a customer-centric culture that helps us achieve our operational and financial goals.

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

We believe our strong financial results are a reflection of our consistent and disciplined culture of innovation and reinvestment, creating a differentiated business model in the hard surface flooring category, as evidenced by the following:

•

eleven years of comparable store sales growth averaging 13.8% per year (and averaging 12.5% per year for fiscal 2015 to fiscal 2019) with a 4.0% increase in fiscal 2019 compared to 9.2% for fiscal 2018;

•

store base expansion from 57 warehouse-format stores at the end of fiscal 2015 to 120 warehouse-format stores at the end of fiscal 2019, representing a compound annual growth rate (“CAGR”) of 20.5%; we added 20 warehouse-format stores during fiscal 2019, which was a 20.0% growth in units compared to fiscal 2018;

•	total net sales growth from $784.0 million to $2.05 billion from fiscal 2015 to fiscal 2019, representing a CAGR of 27.1%;
•	net income growth from $26.8 million to $150.6 million from fiscal 2015 to fiscal 2019, representing a CAGR of 54.0%;
•

Adjusted EBITDA growth from $72.9 million to $242.6 million from fiscal 2015 to fiscal 2019, representing a CAGR of 35.1%, which includes significant investments in our sourcing and distribution network, integrated IT systems, and corporate overhead to support our future growth. Adjusted EBITDA was $242.6 million for fiscal 2019, an increase of 26.4% over fiscal 2018. Adjusted EBITDA is a non-GAAP (as defined below) financial measure. For a reconciliation of net income to Adjusted EBITDA, see Item 6 “Selected Financial Data.”

Net Sales (in millions)	Comparable Store Sales Growth

Our Competitive Strengths

We believe our strengths, described below, set us apart from our competitors and are the key drivers of our success.

Unparalleled Customer Value Proposition. Our customer value proposition is a critical driver of our business. The key components include:

●	Differentiated Assortment Across a Wide Variety of Hard Surface Flooring Categories. Our stores are generally larger than those of our specialty retail flooring competitors, and we allocate substantially more square footage to hard surface flooring and accessories than other large format home improvement retailers. We believe we have the most comprehensive in-stock, trend-right product assortment in the industry within our categories with on average approximately 3,800 stock keeping units (“SKUs”) in each store which, based on our market experience, is a far greater in-stock offering than any other flooring retailer. Additionally, we customize our product assortment at the store level for the regional preferences of each market. We have an ongoing product line review process across all categories that allows us to identify and interpret emerging trends in hard surface flooring. We work with our suppliers to quickly introduce new products and styles in our stores. We appeal to a wide range of customers through our “good/better/best” merchandise selection, as well as through our broad range of product styles from classic to modern, as well as new trend-right products. We consistently innovate with proprietary brands and products that appeal to certain customers with over 60 proprietary brands, including AquaGuard®, DuraLux® , and NuCore®.
●	Low Prices. We provide everyday low prices in the retail hard surface flooring market. Our merchandising and individual store teams competitively shop each market so that we can offer our flooring products and related accessories at low prices. We also work with our vendors to identify and create new, affordable products in categories traditionally considered high-end to further democratize hard surface flooring by providing a greater number of options to a larger customer base. We believe we are unique in our industry in employing an “everyday low price” strategy, where we strive to offer our products at consistently everyday low prices throughout the year instead of engaging in frequent promotional activities. Our ability to provide these low prices is supported by our direct-sourcing model, which strives to eliminate third-party intermediaries and shortens time to market. We believe this strategy creates trust with our Pro, DIY and BIY customers because they consistently receive low prices at Floor & Decor without having to wait for a sale or negotiate to obtain the lowest price.
●	One-Stop Project Destination with Immediate Availability. We carry an extensive range of products, including flooring and decorative accessories, as well as installation accessories such as thin set, underlayment, grout and tools, to fulfill a customer’s entire flooring project. Our large in-stock assortment, including decorative and installation accessories, differentiates us from our competitors. Our stores stock job-size quantities to immediately fulfill a customer’s entire flooring project. In the instance where a product is not available in the store, our four regional distribution centers and neighboring stores can quickly ship the product to meet a customer’s needs. On average, each warehouse-format store carries approximately 3,800 SKUs, which equates to 1.3 million square feet of flooring products or $2.5 million of inventory at cost. Customers also have access to all of our inventory for in-store pick up or delivery through FloorandDecor.com.

Unique and Inspiring Shopping Environment. Our stores average approximately 76,000 square feet and are typically designed with warehouse features including high ceilings, clear signage, bright lighting and industrial racking and are staffed with knowledgeable store associates. We offer an easy-to-navigate store layout with clear lines of sight and departments organized by our major product categories of tile, wood, laminate, vinyl, natural stone, decorative accessories and installation accessories. We believe our unique signage, which clearly displays individual product features and benefits, improves the ease of shopping and facilitates customer decision making. We use merchandise displays and point of sale marketing throughout our stores to highlight product features, benefits and design elements. These features educate and enable customers to visualize how the product would look in their homes or businesses. Furthermore, we encourage customers to interact with our merchandise, to experiment with potential designs and to see the actual product they will purchase, an experience that is not possible in flooring stores that do not carry in-stock inventory in project-ready quantities. The majority of our stores have design centers that showcase project ideas to further inspire our customers, and we employ experienced designers in all of our stores to provide free design consulting. Additionally, we provide a robust online experience for potential customers on FloorandDecor.com. For our DIY customers, we also offer weekly “how-to” installation classes on Saturdays. We believe inspiring and educating customers within our stores and on our website provides us with a significant competitive advantage in serving our customers.

Extensive Service Offerings to Enhance the Pro Customer Experience. Our focus on meeting the unique needs of the Pro customer, and by extension the BIY customer, drives our estimated sales mix of approximately 60% Pro and BIY customers, which we believe represents a higher percentage than our competitors. We provide an efficient one-stop shopping experience for our Pro customers, offering low prices on a broad selection of high-quality flooring products, deep inventory levels to support immediate availability of our products, financial credit, free storage for purchased inventory, the convenience of early store hours and, in most stores, separate entrances for merchandise pick-up. Additionally, each store has a dedicated Pro sales force with technology to service our Pro customer more efficiently, and we have Pro Zones, which are areas offering a variety of services to Pro customers, in a majority of our stores. We have a Pro loyalty rewards program, which provides business-building tools and awards points based on purchases. We believe rewarding our Pro customers through this program improves their loyalty to Floor & Decor, and by serving the needs of Pro customers, we drive repeat and high-ticket purchases, customer referrals, and brand awareness from this attractive and loyal customer segment.

Decentralized Culture with an Experienced Store-Level Team and Emphasis on Training. We have a decentralized culture that empowers managers at the store and regional levels to make key decisions to maximize the customer experience. Our store managers, who carry the title Chief Executive Merchant (“CEM”), have significant flexibility to customize product mix, pricing, marketing, merchandising, visual displays and other elements in consultation with their regional leaders. We tailor the merchandising assortment for each of our stores for local market preferences, which we believe differentiates us from our national competitors that tend to have standard assortments across markets. Throughout the year, we train all of our employees on a variety of topics, including product knowledge, sales strategies, leadership and store operations. Our store managers and store department managers are an integral part of our company, and many have over 15 years of relevant industry experience in retail. We have made important investments in the training and development of our people, including the creation of a full time training department. Approximately 70% of our new store management positions are filled through internal promotions, including 94% of our CEMs. We also have incentive compensation programs and an employee stock purchase plan for all employees, regardless of position or title. We train prospective store managers at our CEM Leadership Workshop, which is part of an extensive training program. Once a year, we hold a four day training session with our senior management, regional directors and store managers, where we focus on the upcoming year’s strategic priorities to keep our entire business aligned. We believe our decentralized culture and coordinated training foster an organization aligned around providing a superior customer experience, ultimately contributing to higher net sales and profitability.

Sophisticated, Global Supply Chain. Our merchandising team has developed direct sourcing relationships with manufacturers and quarries in over 20 countries. Through these relationships, we believe we understand the best places to procure our various product categories. We currently source our products from more than 225 vendors worldwide and have developed long-term relationships with many of them. We often collaborate with our vendors to design and manufacture products for us to address emerging customer preferences that we observe in our stores and markets. We procure the majority of our products directly from the manufacturers, which eliminates additional costs from exporters, importers, wholesalers and distributors. We believe direct sourcing is a key competitive advantage, as many of our specialty retail flooring competitors are too small to have the scale or the resources to work directly with suppliers. We have established a Global Sourcing and Compliance Department to, among other things, enhance our policies and procedures with respect to addressing compliance with appropriate regulatory bodies, including compliance with the requirements of the Lacey Act of 1900 (as amended, the “Lacey Act”), the California Air Resources Board (“CARB”) and the Environmental Protection Agency (“EPA”). We also utilize third-party consultants for audits, testing and surveillance to ensure product safety and compliance. Additionally, we have invested in technology and personnel to collaborate throughout the entire supply chain process to support our direct sourcing model, which has improved our ability to find, manage and source trend-right merchandise quickly and at lower costs, allowing us to offer products at low prices while maintaining attractive gross margins.

Highly Experienced Management Team with a Proven Track Record. Led by our Chief Executive Officer, Tom Taylor, our management team brings substantial expertise from leading retailers and other companies across various core functions, including store operations, merchandising, marketing, real estate, e-commerce, supply chain management, finance, legal and information technology. Tom Taylor, who joined us in 2012, spent 23 years at The Home Depot, where he served as Executive Vice President of Merchandising and Marketing with responsibility for all stores in the United States and Mexico. Over the course of his career at The Home Depot, Tom Taylor helped expand the store base from fewer than 15 stores to over 2,000 stores. Our President, Lisa Laube, has over 30 years of merchandising and leadership experience with leading specialty retailers, including as President of Party City. Our Executive Vice President and Chief Financial Officer, Trevor Lang, brings more than 25 years of accounting and finance experience, including 19 years of Chief Financial Officer and Vice President of Finance experience at public companies, including the Chief Financial Officer and Chief Administrative Officer of Zumiez Inc. Our entire management team drives our organization with a focus on strong merchandising, superior customer experience, expanding our store footprint, and fostering a strong, decentralized culture. We believe our management team is an integral component of our achieving strong financial results.

Our Growth Strategy

We expect to continue to drive our strong net sales and profit growth through the following strategies:

Open Stores in New and Existing Markets. We believe there is an opportunity to significantly expand our store base in the United States from 120 warehouse-format stores currently to approximately 400 stores nationwide over the next 10-12 years based on our internal research with respect to housing density, demographic data, competitor concentration and other variables in both new and existing markets. We plan to target new store openings in both new and existing, adjacent and underserved markets. We have a disciplined approach to new store development, based on an analytical, research-driven site selection method and a rigorous real estate approval process. We believe our new store model delivers strong financial results and returns on investment, targeting net sales on average of $12 million to $15 million and positive four-wall adjusted EBITDA in the first year, pre-tax payback in approximately two years and cash-on-cash returns of greater than 50% in the third year. Over the past several years, we have made significant investments in personnel, information technology, supply chain, warehouse infrastructure, and connected customer strategies to support our current growth and the expansion of our stores. We intend to grow our store base by approximately 20% annually for the next several years. The performance of our new stores opened over the last three years, the performance of our older stores over that same time frame, our disciplined real estate strategy, and the track record of our management team in successfully opening retail stores support our belief in the significant store expansion opportunity.

Increase Comparable Store Sales. We expect to grow our comparable store sales by continuing to offer our customers a dynamic and expanding selection of compelling, value-priced hard surface flooring and accessories while maintaining strong service standards for our customers. We regularly introduce new products into our assortment through our category product line review process, including collaboration with our vendors to bring to market innovative products such as waterproof rigid core vinyl and water-resistant laminates. Because almost half of our stores have been opened for less than three years, we believe they will continue to drive comparable store sales growth as they ramp to maturity. We believe that we can continue to enhance our customer experience by focusing on service, optimizing sales and marketing strategies, investing in store staff and infrastructure, remodeling existing stores and improving visual merchandising and the overall aesthetic appeal of our stores. We also believe that growing our proprietary credit offering, Pro and designer strategies, further integrating connected customer strategies, and enhancing other key information technology, will contribute to increased comparable store sales. As we increase awareness of Floor & Decor’s brand, we believe there is a significant opportunity to gain additional market share, especially from independent flooring retailers and large format home improvement retailers. We are also adding adjacent categories that align with flooring projects like vanities, bathroom accessories, frameless glass in the bathroom, and customized countertops for the kitchen. We believe the combination of these initiatives plus the expected growth of the hard surface flooring category described in more detail under “Our Industry” below will continue to drive strong comparable store sales growth.

Expand Our “Connected Customer” Experience. Floor & Decor’s online experience allows our Pro, BIY and DIY customers to explore our product selection and design ideas before and after visiting our stores and offers the convenience of making online purchases for delivery or pick up in-store. We believe our online platform reflects our brand attributes and provides a powerful tool to educate, inspire and engage our consumers, and we view our website and multi-channel strategies as leading our brand. Our research indicates that 81% of customers who shopped at Floor & Decor in the last two years have visited our website. We continuously invest in our connected customer strategies to improve how our customers experience our brand. For example, we regularly update our website, which provides our customers with inspirational vignettes, videos, products, a room visualizer, and education. Additional initiatives include: (i) implementing our new CRM to obtain a single view of our customers, (ii) developing personalized content based on location, purchase and browsing history, (iii) developing more relevant content and improved search and purchasing tools to help customers add decorative and installation accessories and (iv) creating frequently asked questions to help customers choose the best product for their jobs. We believe this reinforces our unique customer value proposition and ultimately drives sales. Currently, e-commerce sales represent approximately 10% of our total net sales. While the hard surface flooring category has a relatively low penetration of e-commerce sales due to the nature of the product, we believe our connected customer presence represents an attractive growth opportunity to drive consumers to Floor & Decor.

Continue to Invest in the Pro and Commercial Customer. We believe our differentiated focus on Pro customers has created a competitive advantage for us and will continue to drive our net sales growth. We will invest in gaining and retaining Pro customers due to their frequent and high-ticket purchases, loyalty, and propensity to refer other potential customers. We have made important investments in the Pro services regional team, including the addition of Pro Regional Account Directors, to better recruit and train the Pro services team in each store. We have also invested in new technology, such as integrated CRM software, to help us further penetrate and grow our Pro business, dedicated phone lines for our Pro customers to call and text, commercial credit and open account terms, jobsite delivery, a dedicated website for Pro customers, training on technical flooring installation solutions, and tools to facilitate large commercial jobs sourced throughout the store. We plan to further invest in initiatives to increase speed of service, improve financing solutions, leverage technology, elevate our Pro branding, dedicate additional store staffing to support Pro customers, and enhance the in-store experience for our Pro customers. We have implemented a “Pro Zone” in a majority of our stores that focuses on the specific needs of the Pro customer as well as a Pro loyalty program in all of our stores. Additionally, we communicate our value proposition and various Pro-focused offerings by hosting a number of Pro networking events. Building on our success in serving the Pro customer, in 2016 we entered the adjacent commercial sales channel, thereby increasing the size of the addressable market we serve. Our commercial effort, which we have branded F&D Commercial, targets corporate customers with large flooring needs. We believe Pro customers will continue to be an integral part of our sales growth, and the commercial channel will provide incremental revenue and profit opportunities in the future.

Continue to Invest in Design Services. Our Design Services offer a unique to large format retail experience, which leads our customers through a seamless, inspirational design process to complete their projects. Our research tells us when a designer is involved, customer satisfaction is higher, the average ticket is higher (3-4x that of the total company), and design appointments close at a higher rate than typical transactions. We position our designers as experts through our inspirational content and promote design services through all channels. We intend to continue to invest in recruiting top design talent, training, tools and technology. Design-focused training is a priority to ensure our teams are knowledgeable and prepared to deliver a start-to-finish consultative selling experience. We believe the planned rollout of our customer relationship management technology to our design teams this year will enhance communication and workflow, from initial customer interaction through securing the close of the sale and beyond. Recent realignment within the field organization to support design is expected to amplify the effectiveness of influence and high-level strategic execution. Additionally, we intend to continue to test advanced service options in various markets to further set us apart.

Enhance Margins Through Increased Operating Leverage. Since 2011, we have invested significantly in our sourcing and distribution network, integrated IT systems and corporate overhead to support our growth. We expect to leverage these investments as we grow our net sales. Additionally, we believe operating margin improvement opportunities will include enhanced product sourcing processes and overall leveraging of our store-level fixed costs, existing infrastructure, supply chain, corporate overhead and other fixed costs resulting from increased sales productivity. We anticipate that the planned expansion of our store base and growth in comparable store sales will also support increasing economies of scale.

Our Industry

Floor & Decor operates in the large, growing and highly fragmented $14 billion hard surface flooring market (in manufacturers’ dollars), which is part of the larger $24 billion U.S. floor coverings market (in manufacturers’ dollars) based on internal research as well as a 2019 research report by Catalina Research, Inc., a leading provider of market research for the floor coverings industry (the “Catalina Floor Coverings Report”). We estimate that, after retail markup, the addressable hard surface flooring market for Floor & Decor is $22 billion, of which we represent approximately 8%, which increased from approximately 7% in 2018. The hard surface flooring market described above does not include installation materials and tools, which represented 17% of our net sales in 2019. The competitive landscape of the hard surface flooring market includes big-box home improvement centers, national and regional specialty flooring retailers, and independent flooring retailers. We believe we benefit from growth in the overall hard surface flooring market, which grew on average 6% per year from 2014 to 2019 and is estimated to grow on average 3%-6% per year from 2020 through 2024, assuming no negative economic cycle, housing downturn or recession. We believe that growth in the hard surface flooring market has been and will continue to be driven by home remodeling demand drivers such as the aging household inventory, millennials forming households, existing home sales, rising home equity values and the secular shift from carpet to hard surface flooring. In addition, we believe we have an opportunity to increase our market share as our competitors are unable to compete with our combination of price, service and in-stock assortment.

Based on our internal market research, key long-term industry trends include increasing spend on home renovations, aging of the existing housing stock, rising level of home ownership, growing average size of homes and favorable demographic trends. Throughout this decade, hard surface flooring has consistently taken share from carpet as a percentage of the total floor coverings market, increasing from 48% of the market in 2014 to 54% in 2019. Historically, mix shift towards hard surface flooring has been driven by product innovation, changing consumer preferences, better hygiene qualities, increasing ease of installation and higher durability. Product innovation, which has been aided by the increasing use of technology such as inkjet tile printing, waterproof wood-look flooring and water-resistant laminates, and non-traditional uses of hard surface flooring including walls, fireplaces and patios, has increased the size of the hard surface flooring market and has allowed us to better serve customer needs.

We believe we have an opportunity to continue to gain share in the hard surface flooring market with the largest selection of tile, wood, laminate, vinyl, natural stone, decorative accessories and installation accessories. Our strong focus on the customer experience drives us to remain innovative and locally relevant while maintaining low prices and in-stock merchandise in a one-stop shopping destination.

Our Products

We offer an assortment of tile, wood, laminate, vinyl, and natural stone flooring, along with decorative and installation materials at everyday low prices. Our objective is to carry a broad and deep in-stock product offering in order to be the one-stop destination for our customer’s entire project needs. We seek to showcase products in our stores and online to provide multiple avenues for inspiration throughout a customer’s decision-making process.

Our strategy is to fulfill the product needs of our Pro, DIY and BIY customers with our extensive assortment, in-stock inventory and merchandise selection across a broad range of price points. We offer bestseller products in addition to the more unique, hard to find items that we believe our customers have come to expect from us. We source our products from around the world, constantly seeking new and exciting merchandise to offer our customers. Our goal is to be at the forefront of hard surface flooring trends in the market, while offering low prices given our ability to source directly from manufacturers and quarries.

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

Our fiscal 2019 net sales by key product categories are set forth below:

Category	Products Offered	Select Product Highlights
Tile	Porcelain, White Body, Ceramic

We offer a wide selection of Porcelain and Ceramic tiles from 4”x4” all the way up to 36”x72” and 48”x48”. We source many products directly from Italy, where many design trends in tile originate. We offer traditional stone looks as well as wood-looking planks and contemporary products like cement-look and vein cut styles. We work with many factories in the United States, Italy, Mexico, Brazil, Turkey and other countries to bring the most in-demand styles at low prices.

Wood	Solid Prefinished Hardwood, Solid Unfinished Hardwood, Engineered Hardwood, Bamboo, Cork, Wood Wall

We sell common species such as Oak, Walnut, Birch, Hickory and Maple but also exotics such as Bamboo and Acacia, all in multiple colors. Our wood flooring comes in multiple widths from 2 1/4” up to 9 3/4” wide planks. Customers have the option of buying prefinished or unfinished flooring in many of our stores.

Natural Stone	Marble, Travertine, Limestone, Slate, Granite

Natural stone is quarried around the world, and we typically buy directly from the source. For example, we buy natural stones from Italy, Greece, Spain, Turkey, Portugal, India, and China. We work with factories in these countries and others to cut stone tiles in many sizes, finishes and colors.

Category	Products Offered	Select Product Highlights
Laminate/Luxury Vinyl Plank	Laminate Flooring, Luxury Vinyl, Engineered/Composite (Rigid Core) Vinyl

Laminate, AquaGuard® water-resistant laminate, NuCore®, DuraLux® Rigid and Luxury Vinyl plank flooring is offered in styles that mimic our bestselling tile and wood species, colors and finishes. Our product offers a full range of installation methods, many are water-resistant to waterproof, and all are great for customers who want the beauty of real hardwood and stone but the ease of maintenance and durability that laminate and luxury vinyl offer.

Decorative Accessories/ Wall Tile	Glass, Natural Stone, Tile Mosaics and Decorative Tiles, Decorative Trims, Prefabricated Countertops, Medallions, Wall Tile

With over 800 choices in glass, stone mosaics and decoratives, we can customize nearly any look or style a customer desires. This trend-forward and distinctive category is a favorite of our designers and offers customers an inexpensive way to quickly update a backsplash or shower.

Installation Materials and Tools	Grout, Underlayment, Adhesives, Mortar, Backer Board, Power and Hand Tools, Wood Moldings, Wood Glues, Blades

This category offers everything a customer needs to complete his or her project, including backer board, mortar, grout, underlayment, adhesives, wood glues, molding and tools. We sell top brands, which we believe are highly valued by our customers.

Stores

We operate 120 warehouse-format stores across 30 states and one small 5,500 square foot design center. Most of our stores are situated in highly visible retail and industrial locations. Our warehouse-format stores average approximately 76,000 square feet and carry on average approximately 3,800 flooring, decorative and installation accessory SKUs, which equates to approximately 1.3 million square feet of flooring products or $2.5 million of inventory at cost.

Each of our stores is led by a store manager who holds the title CEM and is supported by an operations manager, product category department managers, a design team, and a Pro sales and support team. Our store management focuses on providing superior customer service and creating customized store offerings that are tailored to meet the specific needs of their stores. Beyond the store managers, each store is staffed with associates, the number of whom vary depending on sales volume and size of the store. We dedicate significant resources to training our new store managers through our CEM Training Workshop and in the field across all product areas, with store-level associates receiving certification on specific product areas. Ongoing training and continuing education are provided for all employees throughout the year.

We believe there is an opportunity to significantly expand our store base in the United States from our 120 warehouse-format stores currently to approximately 400 stores nationwide within the next 10-12 years based on our internal research with respect to housing density, demographic data, competitor concentration and other variables in both new and existing markets. For the next several years, we plan to grow our store base by approximately 20% per year, with approximately half being opened in existing geographies and approximately half being opened in new markets. We have developed a disciplined approach to new store development, based on an analytical, research-driven method to site selection and a rigorous real estate review and approval process. By focusing on key demographic characteristics for new site selection, such as aging of homes, length of home ownership and median income, we expect to open new stores with attractive returns.

When opening new stores, inventory orders are placed several months prior to a new store opening. Significant investment is made in building out or constructing the site, hiring and training employees in advance, and advertising and marketing the new store through pre-opening events to draw the flooring industry community together. Each new store is thoughtfully designed with store interiors that include interchangeable displays on wheels, racking to access products and stand-up visual displays to allow ease of shopping and an exterior highlighted by a large, bold Floor & Decor sign. The majority of our stores have design centers that showcase project ideas to further inspire our customers, and, in all of our stores, we employ experienced designers to provide design consulting to our customers free of charge. Additionally, we have rolled out “Pro Zones”, which are dedicated areas offering a variety of services to Pro customers, in a majority of our stores.

Our new store model targets a store size of 70,000-80,000 square feet, total initial net cash investment of approximately $7 million to $9 million, which could increase as we have the ability to self-develop more new stores, net sales on average of $12 million to $15 million and positive four-wall Adjusted EBITDA in the first year, pre-tax payback in two to three years and cash-on-cash returns of greater than 50% in the third year. We believe the success of our stores across geographies and vintages supports the portability of Floor & Decor into a wide range of markets. The performance of our new stores is inherently uncertain and is subject to numerous factors that are outside of our control. As a result, we cannot assure you that our new stores will achieve our target results.

Connected Customer

We aim to elevate the total customer experience through our website FloorandDecor.com. Growing our e-commerce sales provides us with additional opportunity to enhance our connected customer experience. Home renovation and remodeling projects typically require significant investments of time and money from our DIY customers, and they consequently plan their projects carefully and conduct extensive research online. FloorandDecor.com is an important tool for engaging our DIY customers throughout this process, educating them on our product offerings and providing them with design ideas. Our Pro customers use the website and our Pro app to browse our broad product assortment, to continually educate themselves on new techniques and trends and to share our virtual catalogue and design ideas with their customers and utilize tools such as our calculators to aid with shopping. In addition, sales associates at our call center are available to assist our customers with their projects and questions. We designed the website to be a reflection of our stores and to promote our wide selection of high quality products and low prices. To this end, we believe the website provides not only the same region-specific product selection that customers can expect in our stores, but also the opportunity to extend our assortment by offering our entire portfolio of products.

In addition to highlighting our broad product selection, we believe FloorandDecor.com offers a convenient opportunity for customers to purchase products online and pick them up in our stores. Approximately 85% of our e-commerce sales are picked up in-store. As we continue to grow, we believe connected customer will become an increasingly important part of our strategy.

Marketing and Advertising

We use a multi-platform approach to increasing Floor & Decor’s brand awareness, while historically maintaining a low average advertising to net sales ratio of approximately 3%. We use traditional advertising media, combined with social media and online marketing, to share the Floor & Decor story with a growing audience. We take the same customized approach with our marketing as we do with our product selection; each region has a varied media mix based on local trends and what we believe will most efficiently drive sales. To further enhance our targeting efforts, our store managers have input into their respective stores’ marketing spend.

A key objective of our messaging is to make people aware of our stores, products and services. Based on our internal research, we estimate the conversion rate from a customer visiting one of our stores to purchasing our products is 77%.

As part of our focus on local markets, our stores have events that promote Floor & Decor as a hub for the local home improvement community. We feature networking events for Pro customers, giving them a chance to meet our sales teams, interact with others in the home improvement industry and learn about our newest products. For DIY customers, we regularly offer how-to classes on product installation. We believe these events serve to raise the profile of the Floor & Decor stores in our communities while showcasing our tremendous selection of products and services.

We want our customers to have a great experience at their local Floor & Decor store. Through our TV and radio commercials, print and outdoor ads, in-store flyers, online messaging and community events, we show our customers that we are a trusted resource with a vast selection, all at a low price.

Sourcing

Floor & Decor has a well-developed and geographically diverse supplier base. We source our industry leading merchandise assortment from over 225 suppliers in over 20 countries. Our largest supplier accounted for 15% of our net sales in fiscal 2019, while no other individual supplier accounted for more than 7% of our net sales. We are focused on bypassing agents, brokers, distributors, and other middlemen in our supply chain in order to reduce costs and lead time. We believe that our direct sourcing model and the resulting relationships we have developed with our suppliers are distinct competitive advantages. The cost savings we achieve by directly sourcing our merchandise enable us to offer our customers low prices.

We have established a Global Sourcing and Compliance Department to, among other things, develop and implement policies and procedures in order to address compliance with appropriate regulatory bodies, including compliance with the requirements of the Lacey Act, CARB, and the EPA. We utilize third-party consultants for audits, testing, and surveillance to ensure product safety and compliance. We have invested in technology and personnel to collaborate throughout the entire supply chain process. Additionally, our close relationships with suppliers allow us to collaborate with them directly to develop and quickly introduce innovative and quality products that meet our customers’ evolving tastes and preferences at low prices.

Distribution and Order Fulfillment

Merchandise inventory is our most significant working capital asset and is considered “in-transit” or “available for sale”, based on whether we have physically received the products at an individual store location or in one of our four distribution centers. In-transit inventory generally varies due to contractual terms, country of origin, transit times, international holidays, weather patterns and other factors, but approximately 15% of our inventory is in-transit, while roughly 85% is available for sale in our stores or at one of our four distribution centers.

We have invested significant resources to develop and enhance our distribution network. We have four distribution centers strategically located across the United States in port cities near Savannah, Georgia; Houston, Texas; Los Angeles, California; and Baltimore, Maryland. We closed our distribution center near Miami, Florida in the first quarter of fiscal 2018, and we opened our new distribution center near Baltimore, Maryland in the fourth quarter of fiscal 2019. Third-party brokers arrange the shipping of our international and domestic purchases to our distribution centers and stores and bill us for shipping costs according to the terms of the purchase agreements with our suppliers. We are typically able to transport inventory from our distribution centers to our stores in less than one week. This turnaround time enhances our ability to maintain project-ready quantities of the products stocked in our stores. All of our distribution centers are Company-operated facilities, and we have implemented a warehouse management and transportation management system tailored to our unique needs across all four distribution centers. We believe this system helps service levels, reduces shrinkage and damage, helps us better manage our inventory, and allows us to better implement our connected customer initiatives.

In the first quarter of fiscal 2018, we relocated all of the existing inventory from our 322,000 square foot leased distribution center near Miami, Florida to our 1.4 million square foot distribution center near Savannah, Georgia. We plan to exit our lease on the distribution center near Miami, Florida in 2021. Additionally, we began operating a 1.5 million square foot leased distribution center in Baltimore, Maryland in the fourth quarter of fiscal 2019, and we plan to continue to seek further opportunities to enhance our distribution capabilities and align them with our strategic growth initiatives.

Management Information Systems

We believe that technology plays a crucial role in the continued growth and success of our business. We have sought to integrate technology into all facets of our business, including supply chain, merchandising, store operations, point-of-sale, e-commerce, finance, accounting and human resources. The integration of technology allows us to analyze the business in real time and react accordingly. Our sophisticated inventory management system is our primary tool for forecasting, placing orders and managing in-stock inventory. The data-driven platform includes sophisticated forecasting tools based on historical trends in sales, inventory levels and vendor lead times at the store and distribution center level by SKU, allowing us to support store managers in their regional merchandising efforts. We rely on the forecasting accuracy of our system to maintain the in-stock, project-ready quantities that our customers rely on. In addition, our employee training certifications are entirely electronic, allowing us to effectively track the competencies of our staff and manage talent across stores. We believe that our systems are sufficiently scalable to support the continued growth of the business.

Competition

The retail hard surface flooring market is highly fragmented and competitive. We face significant competition from large home improvement centers, national and regional specialty flooring chains and independent flooring retailers. Some of our competitors are organizations that are larger, are better capitalized, have existed longer, have product offerings that extend beyond hard surface flooring and related accessories, and have a more established market presence with substantially greater financial, marketing, personnel and other resources than we have. In addition, while the hard surface flooring category has a relatively low threat of new internet-only entrants due to the nature of the product, the growth opportunities presented by e-commerce could outweigh these challenges and result in increased competition in this portion of our connected customer strategy. Further, because the barriers to entry into the hard surface flooring industry are relatively low, manufacturers and suppliers of flooring and related products, including those whose products we currently sell, could enter the market and start directly competing with us.

We believe that the key competitive factors in the retail hard surface flooring industry include:

•	product assortment;
•	product innovation;
•	in-store availability of products in project-ready quantities;
•	product sourcing;
•	product presentation;
•	customer service;
•	store management;
•	store location; and
•	low prices.

We believe that we compete favorably with respect to each of these factors by providing a highly diverse selection of products to our customers, at an attractive value, in appealing and convenient retail stores.

Our Structure

Floor & Decor Holdings, Inc. (formerly known as FDO Holdings, Inc.) was incorporated as a Delaware corporation in October 2010 in connection with our Sponsors’ (as defined below) acquisition of Floor & Decor Outlets of America, Inc. (“F&D”) in November 2010, which in turn converted from a Georgia corporation into a Delaware corporation in connection with this transaction.

The following chart illustrates our current corporate structure:

Employees

As of December 26, 2019, we had 7,317 employees, 5,355 of whom were full-time and none of whom were represented by a union. Of the total employees, 6,354 work in our stores, 639 work in corporate, store support, infrastructure, e-commerce or similar functions, 311 work in distribution centers, and 13 work in our Asia sourcing office in Shanghai, China. We believe that we have good relations with our employees.

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

Our operations and properties are also subject to federal, state and local laws and regulations governing the environment, environmental protection of natural resources and health and safety, including the use, storage, handling, generation, transportation, treatment, emission, release, discharge and disposal of hazardous materials, substances and wastes and relating to the investigation and clean-up of contaminated properties. Except to the extent of the capital expenditures related to our initiatives described below, compliance with these laws and regulations has not historically had a material effect on our financial condition or operating results, but we cannot predict the effect of compliance in the future.

In particular, certain of our products are subject to laws and regulations relating to the importation, exportation, acquisition or sale of certain plants and plant products, including those illegally harvested (which is prohibited by the Lacey Act), and the emissions of hazardous materials (which in California is governed by regulations promulgated by CARB and federally by regulations promulgated by the EPA). We have established a Global Sourcing and Compliance Department to, among other things, address these requirements, and we work with third-party consultants to assist us in designing and implementing compliance programs relating to the requirements of the Lacey Act, CARB and the EPA. Further, we could incur material compliance costs or be subject to compliance liabilities or claims in the future, especially in the event new laws or regulations are adopted or there are changes in existing laws and regulations or in their interpretation.

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

Insurance and Risk Management

We use a combination of insurance and self-insurance to provide for potential liability for workers’ compensation, general liability, product liability, director and officers’ liability, team member healthcare benefits, and other casualty and property risks. Changes in legal trends and interpretations, variability in inflation rates, changes in workers’ compensation and general liability premiums and deductibles, changes in the nature and method of claims settlement, benefit level changes due to changes in applicable laws, insolvency of insurance carriers, and changes in discount rates could all affect ultimate settlements of claims. We evaluate our insurance requirements on an ongoing basis to ensure we maintain adequate levels of coverage.

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

Trademarks and other Intellectual Property

As of February 20, 2020, we have 77 registered marks and several pending trademark applications in the United States. We regard our intellectual property, including our over 60 proprietary brands, as having significant value, and our brand is an important factor in the marketing of our products. Accordingly, we have taken, and continue to take, appropriate steps to protect our intellectual property.

Available Information

We maintain a website at www.FloorandDecor.com. The information on or available through our website is not, and should not be considered, a part of this Annual Report. You may access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as other reports relating to us that are filed with, or furnished to, the SEC free of charge on our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

ITEM 1A.              RISK FACTORS.

You should carefully consider the risks described below, together with all of the other information included in this Annual Report, including our consolidated financial statements and the related notes thereto, before making an investment decision. The risks and uncertainties set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, and operating results. If any of the following events occur, our business, financial condition, and operating results could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to our Business

Our business, financial condition and operating results are dependent on general economic conditions and discretionary spending by our customers, which in turn are affected by a variety of factors beyond our control. If such conditions deteriorate, our business, financial condition, and operating results may be adversely affected.

Our business, financial condition, and operating results are affected by general economic conditions and discretionary spending by our customers. Such general economic conditions and discretionary spending are beyond our control and are affected by, among other things:

●	consumer confidence in the economy;
●	trade relations and tariffs;
●	unemployment trends;
●	consumer debt levels;
●	consumer credit availability;
●	data security and privacy concerns;
●	the housing market, including housing turnover and whether home values are rising or declining;
●	energy prices;
●	interest rates and inflation;
●	price deflation, including due to low-cost imports;
●	slower rates of growth in real disposable personal income;
●	natural disasters and unpredictable weather;
●	national security concerns and other geopolitical risks;
●	uncertain U.S. political conditions;
●	tax rates and tax policy; and
●	other matters that influence consumer confidence and spending.

If such conditions deteriorate, our business, financial condition, and operating results may be adversely affected. In addition, increasing volatility in financial and capital markets may cause some of the above factors to change with a greater degree of frequency and magnitude than in the past.

The hard surface flooring industry depends on home remodeling activity and other important factors.

The hard surface flooring industry is highly dependent on the remodeling of existing homes, businesses and, to a lesser extent, new home construction. In turn, remodeling and new home construction depend on a number of factors that are beyond our control, including interest rates, tax policy, trade policy, employment levels, consumer confidence, credit availability, real estate prices, existing home sales, demographic trends, weather conditions, natural disasters and general economic conditions. In particular:

●	the national economy or any regional or local economy where we operate could weaken;
●	home-price appreciation could slow or turn negative;
●	regions where we have stores that could be impacted by hurricane, fire, or other natural disasters (including those due to the effects of climate change such as increased storm severity, drought, wildfires, and potential flooding due to rising sea levels and storm surges);
●	interest rates could rise;
●	credit could become less available;
●	tax rates and/or health care costs could increase; or
●	fuel costs or utility expenses could increase.

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

Each of our stores is stocked with a customized product mix based on consumer demands in a particular market. Our success therefore depends on our ability to anticipate and respond to changing trends and consumer demands in these markets in a timely manner. If we fail to identify and respond to emerging trends, consumer acceptance of our merchandise and our image with current or potential customers may be harmed, which could reduce our net sales. Additionally, if we misjudge market trends, we may significantly overstock unpopular products, incur excess inventory costs and be forced to reduce the sales price of such products or incur inventory write-downs, which would adversely affect our operating results. Conversely, shortages of products that prove popular could also reduce our net sales through missed sales and a loss of customer loyalty.

If we fail to successfully manage the challenges that our planned new store growth poses or encounter unexpected difficulties during our expansion, our operating results and future growth opportunities could be adversely affected.

We have 120 warehouse-format stores and one small-format standalone design center located throughout the United States as of December 26, 2019. We plan to open 24 warehouse-format stores during fiscal 2020 and to increase the number of new stores that we open during each of the next several years thereafter. This growth strategy and the investment associated with the development of each new store may cause our operating results to fluctuate and be unpredictable or decrease our profits. We cannot ensure that store locations will be available to us, or that they will be available on terms acceptable to us. If additional retail store locations are unavailable on acceptable terms, we may not be able to carry out a significant part of our growth strategy or our new stores’ profitability may be lower. Our future operating results and ability to grow will depend on various other factors, including our ability to:

●	successfully select new markets and store locations;
●	negotiate leases on acceptable terms;

●	attract, train and retain highly qualified managers and staff;
●	maintain our reputation of providing quality, safe and compliant products; and
●	manage store opening costs.

In addition, consumers in new markets may be less familiar with our brand, and we may need to increase brand awareness in such markets through additional investments in advertising or high cost locations with more prominent visibility. Stores opened in new markets may have higher construction, occupancy or operating costs, or may have lower net sales, than stores opened in the past. In addition, laws or regulations in these new markets may make opening new stores more difficult or cause unexpected delays. Newly opened stores may not succeed or may reach profitability more slowly than we expect, and the ramp-up to profitability may become longer in the future as we enter more markets and add stores to markets where we already have a presence. Future markets and stores may not be successful and, even if they are successful, our comparable store sales may not increase at historical rates. To the extent that we are not able to overcome these various challenges, our operating results and future growth opportunities could be adversely affected.

Increased competition could cause price declines, decrease demand for our products and decrease our market share.

We operate in the hard surface flooring industry, which is highly fragmented and competitive. We face competition from large home improvement centers, national and regional specialty flooring chains, Internet-based companies and independent flooring retailers. Among other things, we compete on the basis of breadth of product assortment, low prices, and the in-store availability of the products we offer in project-ready quantities, as well as the quality of our products and customer service. As we expand into new and unfamiliar markets, we may experience different competitive conditions than in the past.

Some of our competitors are organizations that are larger, are better capitalized, have existed longer, have product offerings that extend beyond hard surface flooring and related accessories and have a more established market presence with substantially greater financial, marketing, personnel and other resources than we have. In addition, while the hard surface flooring category has a relatively low threat of new internet-only entrants due to the nature of the product, the growth opportunities presented by e-commerce could outweigh these challenges and result in increased competition. Competitors may forecast market developments more accurately than we do, offer similar products at a lower cost or adapt more quickly to new trends and technologies or evolving customer requirements than we do. Further, because the barriers to entry into the hard surface flooring industry are relatively low, manufacturers and suppliers of flooring and related products, including those whose products we currently sell, could enter the market and start directly competing with us. Intense competitive pressures from any of our present or future competitors could cause price declines, decrease demand for our products and decrease our market share. Also, if we continue to grow and become more well-known, other companies may change their strategies to present new competitive challenges. Moreover, in the future, changes in consumer preferences may cause hard surface flooring to become less popular than other types of floor coverings. Such a change in consumer preferences could lead to decreased demand for our products.

All of these factors may harm us and adversely affect our net sales, market share, and operating results.

U.S. policies related to global trade and tariffs, including with respect to antidumping and countervailing duties, could adversely affect our business, financial condition and results of operations.

The current domestic and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy. In particular, the ongoing trade dispute between the U.S. and China has resulted in the U.S. imposing tariffs of 25% on many products from China. Even though these tariffs were reduced for certain “click” vinyl and engineered products in November 2019, they are scheduled to increase back up to 25% on August 8, 2020 if no further action is taken, and any such development could adversely affect us. Historically, approximately half of the products we sell were imported from China, the majority of which are impacted by these tariffs. In the fourth quarter of fiscal 2019, we sourced approximately 35% of our products from China. Any further expansion in the types or levels of tariffs implemented has the potential to negatively impact our business, financial condition and results of operations. Additionally, there is a risk that the U.S. tariffs on imports are met with tariffs on U.S. produced exports and that a further trade conflict could ensue, which has the potential to significantly impact global trade and economic conditions. Potential costs and any attendant impact on pricing arising from these tariffs and any further expansion in the types or levels of tariffs implemented could require us to modify our current business practices and could adversely affect our business, financial condition, and results of operations.

Any disruption in our distribution capabilities or our related planning and control processes may adversely affect our business, financial condition, and operating results.

Our success is highly dependent on our planning and distribution infrastructure, which includes the ordering, transportation, and distribution of products to our stores and the ability of suppliers to meet distribution requirements. We also need to ensure that we continue to identify and improve our processes and supply chain and that our distribution infrastructure and supply chain keep pace with our anticipated growth and increased number of stores. The cost of these enhanced processes could be significant and any failure to maintain, grow, or improve them could adversely affect our business, financial condition, and operating results. Due to our rapid expansion, we have had to significantly increase the size of our distribution centers. Additionally, we opened a new 1.5 million square foot distribution center in Maryland in the fourth quarter of fiscal 2019. Based on our growth intentions, we plan to add additional distribution centers or increase the size of our existing distribution centers in the future. Increasing the size of our distribution centers may decrease the efficiency of our distribution costs.

We manage our four distribution centers internally rather than rely on independent third-party logistics providers. If we are not able to manage our distribution centers successfully or at a lower cost than with third-party logistics providers, it could adversely affect our business, financial condition, and operating results. We opened a new distribution center in Maryland in fiscal 2019. As we continue to add distribution centers, we may incur unexpected costs, and our ability to distribute our products may be adversely affected. Any disruption in the transition to or operation of our distribution centers could have an adverse impact on our business, financial condition, and operating results. In addition, our long-term plan contemplates the ability to sublet a portion of our previously occupied distribution centers. Any failure to do so on favorable terms could have a negative impact on our financial condition, and operating results.

Our success is also dependent on our ability to provide timely delivery to our customers. Our business could also be adversely affected if fuel prices increase or there are delays in product shipments due to freight difficulties, inclement weather, strikes by our employees or employees of third-parties involved in our supply chain, or other difficulties. If we are unable to deliver products to our customers on a timely basis, they may decide to purchase products from our competitors instead of from us, which would adversely affect our business, financial condition, and operating results.

Our operating results may be adversely affected by fluctuations in material and energy costs beyond our control.

Our operating results may be affected by the wholesale prices of hard surface flooring products, setting and installation materials, and the related accessories that we sell. These prices may fluctuate based on a number of factors beyond our control, including the price of raw materials used in the manufacture of hard surface flooring, energy costs, changes in supply and demand, concerns about inflation, general economic conditions, labor costs, competition, import duties, tariffs, currency exchange rates, government regulation, the impact of natural disasters (including those due to the effects of climate change), duty and other import costs. In particular, energy costs have fluctuated dramatically in the past and may fluctuate in the future. These fluctuations may result in an increase in our transportation costs for distribution from the manufacturer to our distribution centers and from our distribution centers to our retail stores, utility costs for our distribution centers and retail stores, and overall costs to purchase products from our suppliers.

We may not be able to adjust the prices of our products, especially in the short-term, to recover these cost increases, and a continual rise in such costs could adversely affect consumer spending and demand for our products and increase our operating costs, both of which could adversely affect our business, financial condition and operating results.

Our future success is dependent on our ability to execute our business strategy effectively and deliver value to our customers.

We believe our future success will depend on our ability to execute our business strategy effectively and deliver value to our customers. We believe that our breadth of product assortment across a variety of hard surface flooring categories, low prices, and in-store availability of the products we offer in project-ready quantities, as well as the quality of our products and customer service, are among the key competitive advantages and important elements of our total value proposition. If we are unsuccessful in staying competitive with our current value proposition, the demand for our products would decrease, and customers may decide to purchase products from our competitors instead of us. If this were to occur, our net sales, market share, and operating results would be adversely affected.

Our operating results may be adversely affected if we are not successful in managing our inventory or in implementing a new demand forecasting and inventory replenishment system.

We currently maintain a high level of inventory consisting of on average approximately 3,800 SKUs per store and an average inventory per store of approximately $2.5 million at cost in order to have a broad assortment of products across a wide variety of hard surface flooring categories in project-ready quantities. We also carry an additional $187.4 million of inventory outside our stores, primarily at our distribution centers, as of the end of fiscal 2019. The investment associated with this high level of inventory is substantial, and efficient inventory management is a key component of our business success and profitability. If we fail to adequately project the amount or mix of our inventory, we may miss sales opportunities or have to take unanticipated markdowns or hold additional clearance events to dispose of excess inventory, which will adversely affect our operating results.

In the past, we have incurred costs associated with inventory markdowns and obsolescence. Due to the likelihood that we will continue to incur such costs in the future, we generally include an allowance for such costs in our projections. However, the costs that we actually incur may be substantially higher than our estimate and adversely affect our operating results.

In addition, in fiscal 2020, we expect to implement a new demand forecasting and inventory replenishment system. If we are unsuccessful in implementing it, our operating results may be adversely affected. We continue to focus on ways to reduce these risks, but we cannot assure you that we will be successful in our inventory management.

Our operating results may be adversely affected by inventory shrinkage and damage.

We are subject to the risk of inventory shrinkage and damage, including the damage or destruction of our inventory by natural disasters or other causes. We have experienced charges in the past, and we cannot assure you that the measures we are taking will effectively address the problem of inventory shrinkage and damage in the future. Although some level of inventory shrinkage and damage is an unavoidable cost of doing business, we could experience higher-than-normal rates of inventory shrinkage and damage or incur increased security and other costs to combat inventory theft and damage. If we are not successful in managing our inventory balances, our operating results may be adversely affected.

If we are unable to enter into leases for additional stores on acceptable terms or renew or replace our current store leases, or if one or more of our current leases is terminated prior to expiration of its stated term, and we cannot find suitable alternate locations, our growth and profitability could be adversely affected.

We currently lease all of our store locations and our store support center. Our growth strategy largely depends on our ability to identify and open future store locations, which can be difficult because our stores generally require at least 50,000 square feet of floor space. Our ability to negotiate acceptable lease terms for these store locations, to re-negotiate acceptable terms on expiring leases or to negotiate acceptable terms for suitable alternate locations could depend on conditions in the real estate market, competition for desirable properties, our relationships with current and prospective landlords, or on other factors that are not within our control. We also intend to purchase the real property for certain locations, and such strategy may not be successful. Any or all of these factors and conditions could adversely affect our growth and profitability.

Our net sales growth could be adversely affected if comparable store sales growth is less than we expect.

While future net sales growth will depend substantially on our plans for new store openings, our comparable store sales growth is a significant driver of our net sales, profitability, cash flow, and overall business results. Because numerous factors affect our comparable store sales growth, including, among others, economic conditions, the retail sales environment, the home improvement spending environment, housing turnover, housing appreciation, interest rates, the hard surface flooring industry and the impact of competition, the ability of our customers to obtain credit, changes in our product mix, the in-stock availability of products that are in demand, changes in staffing at our stores, cannibalization resulting from the opening of new stores in existing markets, greater cannibalization than we modeled for new stores, lower than expected ramp-up in new store net sales, changes in advertising and other operating costs, weather conditions, retail trends, and our overall ability to execute our business strategy and planned growth effectively, it is possible that we will not achieve our targeted comparable store sales growth or that the change in comparable store sales could be negative. If this were to happen, it is likely that overall net sales growth would be adversely affected.

If we fail to identify and maintain relationships with a sufficient number of suppliers, our ability to obtain products that meet our high quality standards at attractive prices could be adversely affected.

We purchase flooring and other products directly from suppliers located around the world. We do not have long-term contractual supply agreements with our suppliers that obligate them to supply us with products exclusively or at specified quantities or prices. As a result, our current suppliers may decide to sell products to our competitors and may not continue selling products to us. In order to retain the competitive advantage that we believe results from these relationships, we need to continue to identify, develop and maintain relationships with qualified suppliers that can satisfy our high standards for quality and safety and our requirements for delivery of flooring and other products in a timely and efficient manner at attractive prices. The need to develop new relationships will be particularly important as we seek to expand our operations and enhance our product offerings in the future. The loss of one or more of our existing suppliers or our inability to develop relationships with new suppliers could reduce our competitiveness, slow our plans for further expansion and cause our net sales and operating results to be adversely affected.

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

We depend on our suppliers to deliver quality products to us on a timely basis at attractive prices. Additionally, we source the products that we sell from over 225 domestic and international suppliers. Although we purchase from a diverse supplier base, purchases from our largest supplier, which is located in China, accounted for approximately 15% of our net sales in fiscal 2019. No other singular vendor supplied products representing more than 7% of net sales in fiscal 2019. If we are unable to acquire desired merchandise in sufficient quantities on terms acceptable to us, or if we experience a change in business relationship with any of our major suppliers, it could impair our relationship with our customers, impair our ability to attract new customers, reduce our competitiveness, and adversely affect our business, financial condition and operating results.

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

The failure of our suppliers to adhere to the quality standards that we set for our products could lead to investigations, litigation, write-offs, recalls or boycotts of our products, which could damage our reputation and our brand, increase our costs, and otherwise adversely affect our business.

We do not control the operations of our suppliers. Although we conduct initial due diligence prior to engaging our suppliers and require our suppliers to certify compliance with applicable laws and regulations, we cannot guarantee that our suppliers will comply with applicable laws and regulations or operate in a legal, ethical and responsible manner. Additionally, it is possible that we may not be able to identify noncompliance by our suppliers notwithstanding these precautionary measures. Violation of applicable laws and regulations by our suppliers or their failure to operate in a legal, ethical or responsible manner, could expose us to legal risks, cause us to violate laws and regulations and reduce demand for our products if, as a result of such violation or failure, we attract negative publicity. In addition, the failure of our suppliers to adhere to the quality standards that we set for our products could lead to government investigations, litigation, write-offs and recalls, which could damage our reputation and our brand, increase our costs, and otherwise adversely affect our business.

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

We procure the majority of our products from suppliers located outside of the United States. As a result, we are subject to risks associated with obtaining products from abroad, including:

●	the imposition of new or different duties (including antidumping and countervailing duties), tariffs, taxes and/or other charges on exports or imports, including as a result of errors in the classification of products upon entry or changes in the interpretation or application of rates or regulations relating to the import or export of our products;
●	political unrest, acts of war, terrorism and economic instability resulting in the disruption of trade from foreign countries where our products originate;
●	disruption due to the public health crises such as the coronavirus;
●	currency exchange fluctuations;
●	the imposition of new or more stringent laws and regulations, including those relating to environmental, health and safety matters and climate change issues, labor conditions, quality and safety standards, trade restrictions, and restrictions on funds transfers;
●	the risk that one or more of our suppliers will not adhere to applicable legal requirements, including fair labor standards, the prohibition on child labor, environmental, product safety or manufacturing safety standards, anti-bribery and anti-kickback laws such as the Foreign Corrupt Practices Act (the “FCPA”) and sourcing laws such as the Lacey Act;
●	disruptions or delays in production, shipments, delivery or processing through ports of entry (including those resulting from strikes, lockouts, work-stoppages or slowdowns, or other forms of labor unrest);
●	changes in local economic conditions in countries where our suppliers are located; and
●	differences in product standards, acceptable business practice and legal environments.

Additionally, we import approximately 45% of the products we sell from China. The Chinese government has in the past imposed restrictions on manufacturing facilities, including a shut-down of transportation of materials and power plants to reduce air pollution. If, in the future, restrictions are imposed that include our operations, our suppliers’ ability to supply current or new orders would be significantly impacted. In addition, China has been impacted by the coronavirus, which, along with other public health crises, could impact our ability to obtain products in a timely manner. These and other factors beyond our control could disrupt the ability of our suppliers to ship certain products to us cost-effectively or at all, expose us to significant operational and legal risk and negatively affect our reputation, any of which could adversely affect our business, financial condition and results of operations.

Our ability to offer compelling products, particularly products made of more exotic species or unique stone, depends on the continued availability of sufficient suitable natural products.

Our business strategy depends on offering a wide assortment of compelling products to our customers. We sell, among other things, flooring made from various wood species and natural stone from quarries throughout the world. Our ability to obtain an adequate volume and quality of hard-to-find products depends on our suppliers’ ability to furnish those products, which, in turn, could be affected by many things, including events such as forest fires, insect infestation, tree diseases, prolonged drought, other adverse weather and climate conditions and the exhaustion of stone quarries. Government regulations relating to forest management practices also affect our suppliers’ ability to harvest or export timber and other products, and changes to regulations and forest management policies, or the implementation of new laws or regulations, could impede their ability to do so. If our suppliers cannot deliver sufficient products, and we cannot find replacement suppliers, our net sales and operating results may be adversely affected.

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

In addition, we face an inherent risk of exposure to product liability or warranty claims or governmental investigations in the event that the use of our products is alleged to have resulted in economic loss, personal injury or property damage or violated environmental or other laws. If any of our products proves to be defective or otherwise in violation of applicable law, we may be required to recall or redesign such products. Further, in such instances, we may be subject to legal action. We generally seek contractual indemnification from our suppliers. However, such contractual indemnification may not be enforceable against the supplier, particularly because many of our suppliers are located outside of the United States. Any personal injury, product liability or warranty claim made against us, whether or not it has merit, or governmental investigation related to our products, could be time-consuming and costly to defend or respond to, may not be covered by insurance carried by us, could result in negative publicity, could harm our brand and could adversely affect our business, financial condition and operating results. In addition, any negative publicity involving our suppliers, employees, and other parties who are not within our control could adversely affect us.

Unfavorable allegations, government investigations and legal actions surrounding our products and us could harm our reputation, impair our ability to grow or sustain our business, and adversely affect our business, financial condition and operating results.

We rely on our reputation for offering great value, superior service and a broad assortment of high-quality, safe products. If we become subject to unfavorable allegations, government investigations or legal actions involving our products or us, such circumstances could harm our reputation and our brand and adversely affect our business, financial condition and operating results. If this negative impact is significant, our ability to grow or sustain our business could be jeopardized.

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

Negative publicity surrounding product matters, including publicity about other retailers, may harm our reputation and affect the demand for our products. In addition, if more stringent laws or regulations are adopted in the future, we may have difficulty complying with the new requirements imposed by such laws and regulations, and in turn, our business, financial condition, and operating results could be adversely affected. Moreover, regardless of whether any such changes are adopted, we may become subject to claims or governmental investigations alleging violations of applicable laws and regulations. Any such matter may subject us to fines, penalties, injunctions, litigation and/or potential criminal violations. Any one of these results could negatively affect our business, financial condition, and operating results and impair our ability to grow or sustain our business.

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

In May 2019, an alleged stockholder of the Company filed a putative class action lawsuit against the Company and certain of our officers, directors, and stockholders alleging certain violations of federal securities laws based on, among other things, purported materially false and misleading statements and omissions allegedly made by the Company. See the information under the “Litigation” caption in Note 9, “Commitments and Contingencies” to our consolidated financial statements included in this Annual Report for more information. We deny the material allegations in the lawsuit and intend to defend ourselves vigorously. No assurances can be given that the results of these matters will be favorable to us. In addition, we may be the target of securities-related litigation in the future, both related and unrelated to the existing class action lawsuit. Litigation can divert our management’s attention and resources, result in substantial costs, and have an adverse effect on our business, results of operations, financial condition and stock price.

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

We are subject to a wide range of general and industry-specific laws and regulations imposed by federal, state and local authorities in the countries in which we operate including those related to customs, foreign operations (such as the FCPA), truth-in-advertising, consumer protection (such as the California Consumer Privacy Act and Telephone Consumer Protection Act), privacy, product safety (such as the Formaldehyde Standards in Composite Wood Products Act), the environment (such as the Lacey Act), intellectual property infringement, zoning and occupancy matters as well as the operation of retail stores and distribution facilities. In addition, various federal and state laws govern our relationship with, and other matters pertaining to, our employees, including wage and hour laws, laws governing independent contractor classifications, requirements to provide meal and rest periods or other benefits, family leave mandates, requirements regarding working conditions and accommodations to certain employees, citizenship or work authorization and related requirements, insurance and workers’ compensation rules and anti-discrimination laws. In recent years, we and other parties in the flooring industry have been or currently are parties to litigation involving claims that allege violations of the foregoing laws, including claims related to product safety and patent claims. In addition, there has been an increase in the number of wage and hour class action claims that allege misclassification of overtime eligible workers and/or failure to pay overtime-eligible workers for all hours worked, particularly in the retail industry, and we are currently defending one such claim. Although we believe that we have complied with these laws and regulations, there is nevertheless a risk that we will become subject to claims that allege we have failed to do so. Any claim that alleges a failure by us to comply with any of the foregoing laws and regulations may subject us to fines, penalties, injunctions, litigation and/or potential criminal violations, which could adversely affect our reputation, business, financial condition and operating results.

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

Our business, like that of most retailers, involves the receipt, storage and transmission of customers’ personal information, consumer preferences and payment card data, as well as other confidential information related to us, our employees, our suppliers and other third parties, some of which is entrusted to third-party service providers and vendors that provide us with technology, systems and services that we use in connection with the receipt, storage and transmission of such information. Techniques used for cyber attacks designed to gain unauthorized access to these types of sensitive information by breaching or sabotaging critical systems of large organizations are constantly evolving and generally are difficult to recognize and react to effectively. We may be unable to anticipate these techniques or to implement adequate preventive or reactive security measures. Notwithstanding widespread recognition of the cyber attack threat and improved data protection methods, high profile electronic security breaches leading to unauthorized release of sensitive information have occurred in recent years with increasing frequency at a number of major U.S. companies, including several large retailers, notwithstanding widespread recognition of the cyber attack threat and improved data protection methods.

Despite our security measures and those of third parties with whom we do business, such as our banks, merchant card processing and other technology vendors, our respective systems and facilities may be vulnerable to criminal cyber-attacks or security incidents due to malfeasance, intentional or inadvertent security breaches by employees, or other vulnerabilities such as defects in design or manufacture. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery or other forms of deception targeted at our customers, employees, suppliers and service providers. Any such incidents could compromise our networks and the information stored there could be accessed, misused, publicly disclosed, lost or stolen.

As noted above, the techniques used by criminals to obtain unauthorized access to sensitive data change frequently and often are not recognized until launched against a target; accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures. In addition, advances in computer capabilities, new technological discoveries or other developments may also compromise or result in the obsolescence of the technology used to protect sensitive information. An actual or anticipated attack or security incident may cause us to incur additional costs, including costs related to diverting or deploying personnel, implementing preventative measures, training employees and engaging third-party experts and consultants. Further, any security breach incident could expose us to risks of data loss, regulatory and law enforcement investigations, litigation and liability and could seriously disrupt our operations and any resulting negative publicity could significantly harm our reputation and relationships with our customers and adversely affect our business, financial condition and operating results.

A material disruption in our information systems, including our website and call center, could adversely affect our business or operating results and lead to reduced net sales and reputational damage.

We rely on our information systems to process transactions, summarize our results of operations and manage our business. In particular, our website and our call center are important parts of our integrated connected customer strategy and customers use these systems as information sources on the range of products available to them and as a way to order our products. Therefore, the reliability and capacity of our information systems is critical to our operations and the implementation of our growth initiatives. However, our information systems are subject to damage or interruption from planned upgrades in technology interfaces, power outages, computer and telecommunications failures, computer viruses, cyber-attacks or other security breaches and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, acts of war or terrorism and usage errors by our employees. If our information systems are damaged or cease to function properly, we may have to make a significant investment to fix or replace them, and we may suffer losses of critical data and/or interruptions or delays in our operations. In addition, to keep pace with changing technology, we must continuously implement new information technology systems as well as enhance our existing systems. Moreover, the successful execution of some of our growth strategies, in particular the expansion of our connected customer and online capabilities, is dependent on the design and implementation of new systems and technologies and/or the enhancement of existing systems. Any material disruption in our information systems, or delays or difficulties in implementing or integrating new systems or enhancing or expanding current systems, could have an adverse effect on our business (in particular our call center and online operations) and our operating results and could lead to reduced net sales and reputational damage.

We previously identified a material weakness in our internal control over financial reporting, which has now been remediated. Any failure to maintain effective internal control over financial reporting could result in material misstatements in our financial statements and cause investors to lose confidence in our reported financial information, which in turn could cause the trading price of our securities to decline.

We reported in our Annual Report on Form 10-K as of December 27, 2018, a material weakness in our internal controls related to ineffective information technology general controls (“ITGCs”) in the areas of user access and program change-management over certain information technology systems that support the Company’s financial reporting processes. During 2019, we completed the remediation measures related to the material weakness and concluded that our internal control over financial reporting was effective as of December 26, 2019. Completion of remediation does not provide assurance that our remediation or other controls will continue to operate properly.

If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected. This could subject us to litigation or investigations requiring management resources and payment of legal and other expenses and could result in negative publicity, harm to our reputation and adversely affect our business, financial condition and operating results or adversely affect the market price of our common stock.

We are subject to payments-related risks that could increase our operating costs, expose us to fraud, subject us to potential liability and potentially disrupt our business.

We accept payments using a variety of methods, including credit cards, debit cards, gift cards and physical bank checks. These payment options subject us to many compliance requirements, including, but not limited to, compliance with the Payment Card Industry Data Security Standards, which represents a common set of industry tools and measurements to help ensure the safe handling of sensitive information, and compliance with contracts with our third-party processors. These payment options also subject us to potential fraud by criminal elements seeking to discover and take advantage of security vulnerabilities that may exist in some of these payment systems. For certain payment methods, including credit cards and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards and gift cards, and it could disrupt or harm our business if these companies become unwilling or unable to provide these services to us, experience a data security incident or fail to comply with applicable rules and industry standards. We are also subject to payment card association operating rules, including data security rules, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or if our data security systems or payment card information of our customers are breached or compromised, there is the potential that parties could seek damages from us, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and lose our ability to accept credit cards and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments, we could lose the confidence of customers and our business, financial condition, and operating results could be adversely affected. We may also need to expend significant management and financial resources to become or remain compliant with relevant standards and requirements, which could divert resources from other initiatives and adversely affect our business, financial condition and operating results.

Our facilities and systems, as well as those of our suppliers, are vulnerable to natural disasters and other unexpected events, and as a result we may lose merchandise and be unable to effectively deliver it to our stores.

Our retail stores, store support center, and distribution centers, as well as the operations of our suppliers from which we receive goods and services, are vulnerable to damage from earthquakes, tornadoes, hurricanes, fires, floods, and similar events. If any of these events result in damage to our facilities, systems or equipment, or those of our suppliers, they could adversely affect our ability to stock our stores and deliver products to our customers, and could adversely affect our net sales and operating results. In addition, we may incur costs in repairing any damage beyond our applicable insurance coverage. In particular, any disruption to any of our distribution centers could have a material adverse impact on our business.

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

Our success depends upon our ability to attract, train, and retain highly qualified managers and staff.

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

If our recruiting and retention efforts are not successful, we may have a shortage of qualified employees in future periods. Any such shortage would decrease our ability to effectively serve our customers. Such a shortage would also likely lead to higher wages for employees and a corresponding reduction in our operating results. In addition, as we expand into new markets, we may find it more difficult to hire, develop, and retain qualified employees and may experience increased labor costs. Any failure by us to attract, train, and retain highly qualified managers and staff could adversely affect our operating results and future growth opportunities, and any increased labor costs due to competition, increased minimum wage, employee benefit costs (including various federal, state, and location actions to increase minimum wages), unionization activity, or other factors would adversely impact our operating expenses.

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

We are and may continue to become parties to disputes from time to time over rights and obligations concerning intellectual property, and we may not prevail in these disputes. Third parties may raise claims against us alleging infringement or violation of the intellectual property of such third-party. Even if we prevail in such disputes, the costs we incur in defending such dispute may be material and costly. Some third-party intellectual property rights may be extremely broad, and it may not be possible for us to conduct our operations in such a way as to avoid violating any such intellectual property rights. Any such intellectual property claim could subject us to costly litigation and impose a significant strain on our financial resources and management personnel regardless of whether such claim has merit. The liability insurance we maintain may not adequately cover potential claims of this type, and we may be required to pay monetary damages or license fees to third parties, which could have a material adverse effect on our business, financial condition and operating results.

We may, from time to time, consider or engage in strategic transactions. Any such strategic transactions would involve risks, which could have an adverse impact on our financial condition and results of operation, and we may not realize the anticipated benefits of these transactions.

From time to time, we consider strategic transactions, including mergers, acquisitions, investments, alliances, and other growth and market expansion strategies, with the expectation that these transactions will result in increases in sales, cost savings, synergies and various other benefits. Assessing the viability and realizing the benefits of these transactions is subject to significant uncertainty. Additionally, in connection with evaluating potential strategic transactions and assets, we may incur significant expenses for the evaluation and due diligence investigation and negotiation of any potential transaction. If we complete an acquisition, we would need to successfully integrate the target company’s products, services, associates and systems into our business operations. Integration can be a complex and time-consuming process, and if the integration is not fully successful or is delayed for a material period of time, we may not achieve the anticipated synergies or benefits of the acquisition. Furthermore, even if a target company is successfully integrated, an acquisition may fail to further our business strategy as anticipated, expose us to increased competition or challenges with respect to our products or services, and expose us to additional liabilities. Any impairment of goodwill or other intangible assets acquired in a strategic transaction may reduce our earnings.

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

We are subject to risks related to corporate social responsibility.

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as diversity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency and considering ESG factors in our business operations. Adverse incidents could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results.

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

The terms of our $300 million asset-based revolving credit facility (the “ABL Facility”), and our $350 million senior secured term loan facility (the “Term Loan Facility” and together with the ABL Facility, our “Credit Facilities”), restrict our subsidiaries from paying dividends and otherwise transferring cash or other assets to us except in certain limited circumstances. If we become insolvent or there is a liquidation or other reorganization of any of our subsidiaries, our stockholders likely will have no right to proceed against their assets. Creditors of those subsidiaries will be entitled to payment in full from the sale or other disposal of the assets of those subsidiaries before we, as an equity holder, would be entitled to receive any distribution from that sale or disposal. If our subsidiaries are unable to pay dividends or make other payments to us when needed, we will be unable to satisfy our obligations.

We face risks related to our indebtedness.

As of December 26, 2019, the principal amount of our total indebtedness was approximately $142.6 million related to our indebtedness outstanding under the Term Loan Facility. In addition, as of December 26, 2019, we had the ability to access approximately $279.5 million of unused borrowings available under the ABL Facility without violating any covenants thereunder and had approximately $20.5 million in outstanding letters of credit thereunder.

Our indebtedness, combined with our lease and other financial obligations and contractual commitments, could adversely affect our business, financial condition and operating results by:

●	making it more difficult for us to satisfy our obligations with respect to our indebtedness, including restrictive covenants and borrowing conditions, which may lead to an event of default under the agreements governing our debt;
●	making us more vulnerable to adverse changes in general economic, industry and competitive conditions and government regulation;
●	requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of cash flows to fund current operations and future growth;
●	exposing us to the risk of increased interest rates as our borrowings under our Credit Facilities are at variable rates;
●	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

●	requiring us to comply with financial and operational covenants, restricting us, among other things, from placing liens on our assets, making investments, incurring debt, making payments to our equity or debt holders and engaging in transactions with affiliates;
●	limiting our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business and growth strategies or other purposes; and
●	limiting our ability to obtain credit from our suppliers and other financing sources on acceptable terms or at all.

We may also incur substantial additional indebtedness in the future, subject to the restrictions contained in our Credit Facilities. If such new indebtedness is in an amount greater than our current debt levels, the related risks that we now face could intensify. However, we cannot give assurance that any such additional financing will be available to us on acceptable terms or at all. Moreover, for taxable years beginning after December 31, 2017, the deductibility of net business interest expenses on our indebtedness for each taxable year could be limited under the Tax Cuts and Jobs Act (the “Act”).

Additionally, in July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed a paced market transition plan to SOFR from USD-LIBOR, but it is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021, or if alternative rates or benchmarks will be adopted. Changes in the method of calculating LIBOR, or the replacement of LIBOR with an alternative rate or benchmark, may adversely affect interest rates and result in higher borrowing costs. The Company has material debt contracts that are indexed to USD-LIBOR and is currently working on a transition plan. We believe all our material agreements have appropriate language to negotiate a transition to an alternative index rate and are continuing to monitor this activity and evaluate the related risks. However, if LIBOR ceases to exist, we may need to amend or restructure our existing LIBOR-based debt instruments and any related hedging arrangements that extend beyond 2021, which may be difficult, costly and time consuming. We cannot give assurance that our financial condition, and operating results will not be adversely affected.

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

If we do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our indebtedness, selling our assets, reducing or delaying capital investments, or seeking to raise additional capital. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. From time to time, capital markets may experience periods of disruption and instability. For example, between 2008 and 2009, the global capital markets were unstable as evidenced by periodic disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole. While market conditions have largely recovered from the events of 2008 and 2009, there have been continuing periods of volatility, some lasting longer than others. There can be no assurance these market conditions will not continue or worsen in the future.

Any refinancing of our debt could therefore be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Credit Facilities-” for more information.

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

We are a holding company, and accordingly, substantially all of our operations are conducted through our subsidiaries. The credit agreements governing our Credit Facilities contain, and any future indebtedness would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to engage in acts that may be in our best long-term interests. The credit agreements governing our Credit Facilities include covenants that, among other things, restrict our and our subsidiaries’ ability to:

●	incur additional indebtedness;
●	create liens;
●	make investments, loans, or advances;
●	merge or consolidate;
●	sell assets, including capital stock of subsidiaries, or make acquisitions;
●	pay dividends on capital stock or redeem, repurchase or retire capital stock, or make other restricted payments;
●	enter into transactions with affiliates;
●	repurchase certain indebtedness; and
●	exceed a certain total net leverage ratio or, in certain cases, maintain less than a certain fixed charge coverage ratio.

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

The Company is exposed to credit risk on certain of our receivables and the inability or failure to collect outstanding credit, specifically from our existing customers under our commercial credit program, could result in losses and adversely affect our operating results.

As an added convenience to our customers, we began offering limited credit to our commercial customers, a portion of which is not covered by collateral, third-party bank support, or credit insurance. Our exposure to credit and collectability risk makes us susceptible to potential losses, and our ability to mitigate such risks may be limited, especially if our customers are adversely affected by a market downturn or periods of economic uncertainty. While we monitor individual customer payment capability and maintain adequate reserves to cover our exposure, there can be no assurance that such procedures will be effective in reducing our credit risks.

Our fixed lease obligations could adversely affect our operating results.

We are required to use a significant portion of cash generated by our operations to satisfy our fixed lease obligations, which could adversely affect our ability to obtain future financing to support our growth or other operational investments. We will require substantial cash flows from operations to make our payments under our operating leases, all of which provide for periodic increases in rent. As of December 26, 2019, our minimum annual rental obligations under long-term operating leases for the fiscal years ending December 31, 2020 and December 30, 2021 are approximately $122.3 million and $127.4 million, respectively. If we are not able to make payments under our operating leases, this could trigger defaults under other leases or, in certain circumstances, under our Credit Facilities, which could cause the counterparties or lenders under those agreements to accelerate the obligations due thereunder.

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

On May 2, 2017, we completed our initial public offering (the “IPO”). Since the IPO, the price of our common stock as reported by The New York Stock Exchange (“NYSE”) has ranged from a low closing sales price of $24.00 on December 24, 2018 to a high closing sales price of $57.50 on April 5, 2018. In addition, the trading price of our common stock has been, and may continue to be, subject to wide price fluctuations in response to various factors, many of which are beyond our control, including those described above in “—Risks Related to our Business” and the following:

●	actual or anticipated fluctuations in our quarterly or annual financial results;
●	the financial guidance we may provide to the public, any changes in such guidance or our failure to meet such guidance;
●	failure of industry or securities analysts to maintain coverage of us, changes in financial estimates by any industry or securities analysts that follow us or our failure to meet such estimates;
●	downgrades in our credit ratings or the credit ratings of our competitors;
●	market factors, including rumors, whether or not correct, involving us or our competitors;
●	unfavorable market reactions to allegations regarding the safety of products sold by us or our competitors that are similar to products that we sell and costs or negative publicity arising out of any potential litigation and/or government investigations resulting therefrom;
●	fluctuations in stock market prices and trading volumes of securities of similar companies;
●	sales or anticipated sales of large blocks of our stock;
●	short selling of our common stock by investors;
●	limited “public float” in the hands of a small number of persons whose sales or lack of sales of our common stock could result in positive or negative pricing pressure on the market price for our common stock;

●	additions or departures of key personnel;
●	announcements of new store openings, commercial relationships, acquisitions, or entry into new markets by us or our competitors;
●	failure of any of our initiatives, including our growth strategy, to achieve commercial success;
●	regulatory or political developments;
●	changes in accounting principles or methodologies;
●	litigation or governmental investigations;
●	negative publicity about us in the media and online; and
●	general financial market conditions or events.

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

In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. Such litigation, including the litigation that is currently pending against us and certain of our officers, directors and stockholders and any other similar litigation that could be brought in the future, could cause us to incur substantial costs associated with defending such litigation or paying for settlements or damages. Such lawsuits could also divert the time and attention of our management from our operating business. Regardless of whether lawsuits are resolved in our favor or if we are the plaintiff or the defendant in any litigation, any lawsuits to which we are or may become a party will likely be expensive and time consuming to defend or resolve. As a result, such litigation may adversely affect our business, financial condition and operating results.

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

The market price of our common stock could decline as a result of (i) sales of a large number of shares of our common stock in the market, particularly sales by our directors, employees (including our executive officers) and certain other significant stockholders, and (ii) a large number of shares of our common stock being registered or offered for sale. These sales, or the perception that these sales could occur, may depress the market price of our common stock. As of February 18, 2020, there were 101,580,656 shares of common stock outstanding, all of which were freely tradeable on the NYSE, except that any shares held by our affiliates, as that term is defined in Rule 144 under the Securities Act (“Rule 144”), may only be sold in compliance with the registration requirements of the Securities Act or under an exemption under Rule 144 or otherwise.

Additionally, as of February 18, 2020, approximately 5,933,108 shares of our common stock are issuable upon exercise of stock options that vest and are exercisable at various dates through November 4, 2029, with an average weighted exercise price of $13.69 per share, and we have issued 49,847 shares of restricted stock with restrictions that lapse at various dates through May 16, 2023. Of such options, 3,628,692 are currently exercisable. We have filed a registration statement on Form S-8 under the Securities Act to register shares of our common stock issued or reserved for issuance under our stock incentive plans. The Form S-8 registration statement became effective immediately upon filing, and shares covered by that registration statement are eligible for sale in the public markets, subject to vesting restrictions and the limitations of Rule 144 applicable to affiliates.

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

In the future, we expect to issue stock options, restricted stock and/or other forms of stock-based compensation, which have the potential to dilute stockholders’ value and cause the price of our common stock to decline.

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

Our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds through the issuance of new equity securities, debt or a combination of both. Additional financing may not be available on favorable terms or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements. If we issue new debt securities, the debt holders would have rights senior to holders of our common stock to make claims on our assets and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity securities or securities convertible into equity securities, existing stockholders will experience dilution and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of our future offerings. Thus, you bear the risk of our future securities offerings reducing the market price of our common stock and diluting their interest.

Our principal stockholders have substantial control over us, are able to influence corporate matters and may take actions that conflict with your interests and have the effect of delaying or preventing changes of control or changes in management, or limiting the ability of other stockholders to approve transactions they deem to be in their best interest.

Our directors, executive officers, and holders of more than 5.0% of our Class A common stock, together with their affiliates, beneficially own, in the aggregate, approximately 52.6% of our outstanding Class A common stock. Ares Corporate Opportunities Fund III, L.P. (“Ares”), a fund affiliated with Ares Management Corporation (“Ares Management”), beneficially owns, in the aggregate, approximately 12.1% of our outstanding Class A common stock, and FS Equity Partners VI, L.P. and FS Affiliates VI, L.P., funds affiliated with Freeman Spogli Management Co., L.P. (collectively “Freeman Spogli” or “Freeman Spogli & Co.” and together with Ares, our “Sponsors”) beneficially own, in the aggregate, approximately 5.8% of our outstanding Class A common stock. Additionally, Capital World Investors beneficially owns approximately 10.1% of our outstanding Class A common stock, Sands Capital Management, LLC beneficially owns approximately 7.6%, The Vanguard Group beneficially owns approximately 6.9%, and Wellington Management Group LLP beneficially owns approximately 5.3%. As a result, these stockholders acting together, or Ares or Freeman Spogli acting alone, are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of us or our assets. The investor rights agreement by and among us, Ares and Freeman Spogli also contains agreements among our Sponsors with respect to voting on the election of our directors and committee memberships on our Board of Directors (the “Board”). The interests of Ares or Freeman Spogli could conflict in material respects with yours, and this concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third-party from acquiring control over us. Certain of the members of our Board also have relationships with our Sponsors. David B. Kaplan and Rachel H. Lee serve as officers and principals of certain Ares affiliated entities. In addition, NAX 18, LLC, a consulting entity controlled by Norman H. Axelrod, provides consulting services to certain Ares affiliated entities. Brad J. Brutocao and John M. Roth serve as officers and principals of certain Freeman Spogli affiliated entities. In addition, Peter Starrett Associates, a consulting entity controlled by Peter M. Starrett, provides consulting services to certain Freeman Spogli affiliated entities. Our certificate of incorporation provides that no officer or director of ours who is also an officer, director, employee, managing director or other affiliate of our Sponsors will be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that any such individual directs a corporate opportunity to our Sponsors instead of us, or does not communicate information regarding a corporate opportunity to us that the officer, director, employee, managing director, or other affiliate has directed to our Sponsors.

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

In April 2017, we priced our IPO. As a result, we will continue to incur additional legal, accounting, insurance and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with the Sarbanes-Oxley Act, Dodd-Frank Wall Street Reform and Consumer Protection Act and related rules implemented by the SEC. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. These rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. In estimating these costs, we took into account expenses related to insurance, legal, accounting, and compliance activities, as well as other expenses. These laws and regulations can also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations can also make it more difficult for us to attract and retain qualified persons to serve on our Board, our Board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions, and other regulatory action and potentially civil litigation.

Failure to establish and maintain effective internal controls in accordance with Sections 302 and 404 of the Sarbanes-Oxley Act could have an adverse effect on our business and stock price.

We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting.

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

Anti-takeover provisions could impair a takeover attempt and adversely affect existing stockholders and the market value of our common stock.

Certain provisions of our certificate of incorporation and bylaws and applicable provisions of Delaware law may have the effect of rendering more difficult, delaying or preventing an acquisition of the Company, even when this would be in the best interest of our stockholders. These provisions include:

•	a classified Board;
•	the sole power of a majority of our Board to fix the number of directors;
•

the requirement that certain advance notice procedures be followed for our stockholders to submit nominations of candidates for election to our Board and to bring other proposals before a meeting of the stockholders;

•	the power of our Board to amend our bylaws without stockholder approval;
•	limitations on the removal of directors nominated by our Sponsors;
•

the sole power of the Board, or our Sponsors in the case of a vacancy of one of their respective Board nominees, to fill any vacancy on the Board, whether such vacancy occurs as a result of an increase in the number of directors or otherwise;

•	the ability of a majority of our Board (even if less than a quorum) to designate one or more series of preferred stock and issue shares of preferred stock without stockholder approval;
•	the inability of stockholders to act by written consent if our Sponsors collectively own less than a majority of our outstanding Class A common stock;
•

a requirement that, to the fullest extent permitted by law, certain proceedings against or involving us or our directors, officers, or employees be brought exclusively in the Court of Chancery in the State of Delaware;

•	the lack of cumulative voting rights for the holders of our Class A common stock with respect to the election of directors; and
•	the inability of stockholders to call special meetings if our Sponsors collectively own less than a majority of our outstanding Class A common stock.

Further, Delaware law imposes conditions on the voting of “control shares” and on certain business combination transactions with “interested stockholders.”

Our issuance of shares of preferred stock could delay or prevent a change of control of the Company. Our Board has the authority to cause us to issue, without any further vote or action by our stockholders, shares of preferred stock, par value $0.001 per share, in one or more series, to designate the number of shares constituting any series and to fix the rights, preferences, privileges, and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices, and liquidation preferences of such series. The issuance of shares of preferred stock may have the effect of delaying, deferring, or preventing a change in control of our Company without further action by our stockholders, even where stockholders are offered a premium for their shares.

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

These provisions could delay or prevent hostile takeovers and changes in control or changes in our management. Also, the issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences, or other economic terms favorable to the holders of preferred stock could adversely affect the market price for our common stock by making an investment in our common stock less attractive. For example, a conversion feature could cause the trading price of our common stock to decline to the conversion price of the preferred stock. Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control or otherwise makes an investment in our common stock less attractive could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

ITEM 1B.           UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.              PROPERTIES.

We have 120 U.S. warehouse-format stores located in 30 states, as shown in the chart below:

Number of
State	Stores
Alabama	1
Arizona	6
California	14
Colorado	4
Florida	20
Georgia	8
Illinois	7
Indiana	1
Kansas	2
Kentucky	1
Louisiana	1
Maryland	1
Massachusetts	2
Michigan	1
Missouri	2
Nevada	3
New Jersey	3
New Mexico	1
New York	1
North Carolina	3
Ohio	3
Oklahoma	1
Pennsylvania	2
South Carolina	1
Tennessee	3
Texas	18
Utah	2
Virginia	5
Washington	2
Wisconsin	1
Total	120

We opened 20 new stores during fiscal 2019. In addition to our warehouse-format stores, we operate one separate small 5,500 square foot design center located in New Orleans, Louisiana. Our headquarters, which we refer to as our store support center, is approximately 185,473 square feet and is located in Atlanta, Georgia. We completed our move to this new location in the fourth quarter of fiscal 2019 from our old store support center in Smyrna, Georgia. Additionally, we operate an approximately 37,000 square foot product review center in Marietta, GA, as well as a 20,400 square foot sample fulfillment center in Marietta, GA.

We lease our store support center, all of our stores, and our distribution centers. Most of our leases provide for a minimum rent and typically include escalating rent increases. Our leases also generally require us to pay insurance, utilities, real estate taxes and repair and maintenance expenses. See the information disclosed under the “Lease Commitments” caption in Note 9, “Commitments and Contingencies” of the notes to our consolidated financial statements included in this Annual Report for further detail on our leases.

ITEM 3.              LEGAL PROCEEDINGS.

We are engaged in various legal actions, claims and proceedings arising in the ordinary course of business, including claims related to breach of contracts, product liabilities, intellectual property matters and employment related matters resulting from our business activities. As with most actions such as these, an estimation of any possible and/or ultimate liability cannot always be determined. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. See the information disclosed under the “Litigation” caption in Note 9, “Commitments and Contingencies” to our consolidated financial statements included in this Annual Report for further detail on legal proceedings.

ITEM 4.              MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been listed on the NYSE under the symbol “FND” since our IPO on April 27, 2017. Prior to that date, there was no public market for our common stock. On February 18, 2020, there were 30 stockholders of record of our Class A common stock. The actual number of stockholders is greater than the number of record holders stated above, and includes stockholders who are beneficial owners, but whose shares are held in “street name” by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Stock Performance Graph

The following graph shows a comparison of cumulative total return to holders of common stock against the cumulative total return of the S&P 500 Index and the S&P 500 Home Improvement Retail Index from April 27, 2017 (the date our common stock commenced trading on the NYSE) through December 26, 2019. The comparison of the cumulative total returns for each investment assumes that $100 was invested in our Class A common stock and the respective indices on April 27, 2017 through December 26, 2019, including reinvestment of any dividends. Historical share price performance should not be relied upon as an indication of future share price performance.

	4/27/2017	9/28/2017	3/29/2018	9/27/2018	3/28/2019	9/26/2019	12/26/2019
FND	$100.00	$120.81	$162.62	$95.85	$129.52	$160.03	$156.94
S&P 500 Index	$100.00	$105.28	$110.77	$122.22	$118.09	$124.89	$135.89
S&P 500 Home Improvement Retail	$100.00	$101.10	$111.16	$133.16	$123.40	$142.54	$141.33

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Repurchases of our Common Stock

None.

ITEM 6.              SELECTED FINANCIAL DATA.

The following table sets forth certain selected historical financial and operating data of the Company as of the dates and for the periods indicated. The following selected financial data are qualified by reference to, and should be read in conjunction with, the consolidated financial statements, related notes and other financial information, as well as in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. We operate on a 52- or 53-week fiscal year ending on the Thursday on or preceding December 31. The data presented contains references to fiscal 2015, fiscal 2016, fiscal 2017, fiscal 2018, and fiscal 2019, which represent our fiscal years ended December 29, 2016, December 28, 2017, December 27, 2018 and December 26, 2019 all of which were 52-week periods, and December 31, 2015, which was a 53-week period.

	Fiscal Year Ended
in thousands, except per share amounts (1)	12/26/2019	12/27/2018	12/28/2017	12/29/2016	12/31/2015(2)
Net sales	$2,045,456	$1,709,848	$1,384,767	$1,050,759	$784,012
Cost of sales	1,182,442	1,007,580	812,203	621,497	471,390
Gross profit	863,014	702,268	572,564	429,262	312,622
Operating expenses:
Selling and store operating	546,853	439,495	353,647	271,876	202,637
General and administrative	132,386	105,327	84,661	64,025	49,917
Pre-opening	24,594	26,145	16,485	13,732	7,380
Litigation settlement	—	—	—	10,500	—
Executive severance (3)	—	—	—	—	296
Total operating expenses	703,833	570,967	454,793	360,133	260,230
Operating income	159,181	131,301	117,771	69,129	52,392
Interest expense, net	8,801	8,917	13,777	12,803	9,386
Loss on early extinguishment of debt	—	—	5,442	1,813	—
Income before income taxes	150,380	122,384	98,552	54,513	43,006
(Benefit) provision for income taxes	(251)	6,197	(4,236)	11,474	16,199
Net income	$150,631	$116,187	$102,788	$43,039	$26,807

Earnings per share:
Basic	$1.51	$1.20	$1.13	$0.52	$0.32
Diluted	$1.44	$1.11	$1.03	$0.49	$0.31
Weighted average shares outstanding:
Basic	99,435	96,770	90,951	83,432	83,365
Diluted	104,962	104,561	99,660	88,431	86,281

	As of
in thousands	12/26/2019	12/27/2018	12/28/2017	12/29/2016	12/31/2015
Consolidated balance sheet data:
Cash and cash equivalents	$27,037	$644	$556	$451	$318
Net working capital	121,908	158,029	146,856	95,550	109,565
Total assets	2,324,309	1,234,091	1,067,992	831,166	748,888
Total debt (4)	142,606	145,334	189,062	390,743	177,590
Total stockholders’ equity	764,336	584,309	442,860	134,283	312,365

	Fiscal Year Ended
in thousands, except for per share amounts (1)	12/26/2019	12/27/2018	12/28/2017	12/29/2016	12/31/2015(2)
Consolidated statement of cash flows data:
Net cash provided by operating activities	$204,658	$185,624	$109,207	$89,456	$20,380
Net cash used in investing activities	(196,008)	(151,397)	(102,253)	(74,648)	(45,021)
Net cash provided by (used in) financing activities	17,743	(34,139)	(6,849)	(14,675)	24,680
Cash dividends declared per share	—	—	—	2.43	—

	Fiscal Year Ended
Other financial data:	12/26/2019	12/27/2018	12/28/2017	12/29/2016	12/31/2015(2)
Comparable store sales growth	4.0%	9.2%	16.6%	19.4%	13.5%
Number of stores open at the end of the period (5)	121	101	84	70	58
Adjusted EBITDA (in thousands) (6)	$242,623	$191,939	$158,781	$108,398	$72,868
Adjusted EBITDA margin	11.9%	11.2%	11.5%	10.3%	9.3%

(1)	All of the earnings per share data, share numbers, share prices, and exercise prices have been adjusted on a retroactive basis to reflect the 321.820-for-one stock split effected on April 24, 2017.
(2)	The 53rd week in fiscal 2015 represented $11.9 million in net sales, an estimated $2.1 million in operating income and an estimated $2.2 million in adjusted EBITDA. When presenting comparable store sales for fiscal 2015 and fiscal 2016, we have excluded the last week of fiscal 2015.
(3)	Represents costs incurred in connection with separation agreements with former officers.
(4)	Total debt consists of the current and long-term portions of our Credit Facilities, as well as debt discount and debt issuance costs.
(5)	Represents the number of our warehouse-format stores and our one small-format standalone design center.
(6)	EBITDA and Adjusted EBITDA (which are shown in the reconciliations below) have been presented in this filing as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define EBITDA as net income before interest, loss on early extinguishment of debt, taxes, depreciation and amortization. We define Adjusted EBITDA as net income before interest, loss on early extinguishment of debt, taxes, depreciation and amortization, adjusted to eliminate the impact of certain items that we do not consider indicative of our core operating performance. Reconciliations of these measures to the equivalent measures under GAAP are set forth in the table below.

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

The reconciliations of net income to EBITDA and Adjusted EBITDA for the periods noted below are set forth in the table as follows:

	Fiscal Year Ended
in thousands	12/26/2019	12/27/2018	12/28/2017	12/29/2016	12/31/2015(2)
Net income	$150,631	$116,187	$102,788	$43,039	$26,807
Depreciation and amortization (a)	73,019	46,346	33,546	25,089	16,794
Interest expense, net	8,801	8,917	13,777	12,803	9,386
Loss on early extinguishment of debt (b)	—	—	5,442	1,813	—
Income tax (benefit) expense	(251)	6,197	(4,236)	11,474	16,199
EBITDA	232,200	177,647	151,317	94,218	69,186
Stock compensation expense (c)	8,711	6,514	4,959	3,229	3,258
Loss on asset impairments and disposals (d)	4,111	23	128	451	128
Executive severance (e)	—	—	—	—	296
Tariff refunds (f)	(8,148)	—	—	—	—
Litigation settlement (g)	—	—	—	10,500	—
Other (h)	5,749	7,755	2,377	—	—
Adjusted EBITDA	$242,623	$191,939	$158,781	$108,398	$72,868

(a)	Excludes amortization of deferred financing costs, which is included as a part of interest expense in the table above. For fiscal 2015, fiscal 2016, fiscal 2017, and fiscal 2018, amounts are also net of amortization of tenant improvement allowances.
(b)	Loss recorded as a result of non-cash write-off of certain deferred financing fees related to the refinancing of term and revolver borrowings in fiscal 2016. For fiscal 2017, the loss related to repaying a portion of our Term Loan Facility with our net proceeds from the IPO.
(c)	Non-cash charges related to stock-based compensation programs, which vary from period to period depending on timing of awards and forfeitures.
(d)	For fiscal 2015, fiscal 2016, fiscal 2017, and fiscal 2018, the losses related primarily to assets retired in connection with significant store remodels. For fiscal 2019, amount primarily represents impairment loss for the operating lease right-of-use asset related to the Company’s former store support center in Smyrna, Georgia.
(e)	Represents one-time costs incurred in connection with separation agreements with former officers.
(f)	Represents income recognized during the fourth quarter of fiscal 2019 for the portion of expected tariff refunds related to products sold prior to November 20, 2019, the date on which U.S. Customs issued Chapter 99 tariff exclusions for certain of our click-vinyl and engineered flooring products, net of a resulting increase to incentive compensation. Interest income for tariff refunds is included within interest expense, net in the table above.
(g)	Legal settlement related to classwide settlement to resolve a lawsuit.
(h)	Other adjustments include amounts management does not consider indicative of our core operating performance. Amounts for fiscal 2019 primarily relate to costs associated with the relocation of the Company’s store support center, including related lease termination costs, and secondary public offering costs of our Class A common stock by certain of our stockholders. Amounts for fiscal 2018 primarily relate to costs associated with two secondary public offerings of our Class A common stock by certain of our stockholders, the closing of our distribution center near Miami, Florida, and losses from hurricanes Harvey and Florence. Amounts for fiscal 2017 relate to costs in connection with the IPO, two secondary public offerings of our Class A common stock by certain of our stockholders and expenses and losses, net of recoveries, from hurricanes Harvey and Irma. The Company did not sell any shares in any of the secondary offerings and did not receive any proceeds from the sales of shares by the selling stockholders.

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

Overview

Founded in 2000, Floor & Decor is a high-growth, differentiated, multi-channel specialty retailer of hard surface flooring and related accessories with 120 warehouse-format stores across 30 states as of December 26, 2019. We believe that we offer the industry’s broadest assortment of tile, wood, laminate, vinyl, and natural stone flooring along with decorative and installation accessories at everyday low prices. We appeal to a variety of customers, including our Pro, DIY and BIY customers. Our warehouse-format stores, which average approximately 76,000 square feet, carry on average approximately 3,800 flooring and decorative and installation accessory SKUs, 1.3 million square feet of flooring products, and $2.5 million of inventory at cost. We believe that our inspiring design centers and creative and informative visual merchandising also greatly enhance our customers’ renovation experience. In addition to our stores, our website FloorandDecor.com showcases our products.

We believe our strong financial results are a reflection of a growing domestic hard surface flooring market, a unique approach to selling hard surface flooring, and our consistent and disciplined culture of innovation and reinvestment, together creating a differentiated business model in the hard surface flooring category. In fiscal 2019, we experienced our eleventh year of comparable store sales growth, averaging 13.8% over this time period and 9.9% over the past three years.

	Fiscal Year Ended
	12/26/2019	12/27/2018	12/28/2017	CAGR
Comparable store sales (% change)	4.0%	9.2%	16.6%	N/A
Number of warehouse-format stores	120	100	83	20.2%
Net sales (in thousands)	$2,045,456	$1,709,848	$1,384,767	21.5%
Net income (in thousands)	$150,631	$116,187	$102,788	21.1%
Adjusted EBITDA (in thousands)	$242,623	$191,939	$158,781	23.6%

During fiscal 2019, we continued to make long-term key strategic investments, including:

●	opening 20 new warehouse-format stores, including three new stores in densely populated markets in Boston, Detroit, and the San Francisco Bay area, ending the year with 120 warehouse-format stores;
●	making significant investments in our distribution supply chain, including opening a new 1.5 million square foot distribution center near Baltimore, Maryland in the fourth quarter, which expanded our distribution center foot print by 50% and is expected to reduce our weeks-of-inventory-supply, improve our on-hand store level inventory, and lower our domestic transportation costs to about one-third of our store base over time;
●	focusing on innovative new products and localized assortments, supported by inspirational in-store and online visual merchandising solutions;
●	repositioning a significant amount of our sourced product away from China due to tariffs and antidumping and countervailing duties, while growing our sales and gross margin;
●	augmenting the management team with new hires in store operations, store training, Pro and Commercial sales, e-commerce, supply chain, merchandising, real estate, information technology, and inventory management;
●	investing in our connected customer, in-store designer, and Pro customer personnel and customer relationship technology;

●	adding more resources dedicated to serving our Pro customers, including hiring a professional external sales staff to obtain more commercial sales;
●	increasing proprietary credit offerings; and
●	investing capital to continue enhancing the in-store shopping experience for our customers.

Fiscal 2020 – A Look At The Upcoming Year

We believe that our compelling business model, in addition to the projected growth of the large and highly fragmented hard surface flooring market, provides us with an opportunity to significantly expand our store base in the U.S. from 120 warehouse format stores as of December 26, 2019 to approximately 400 stores nationwide within the next 10-12 years based on our past success as well as internal research with respect to housing density, demographic data, competitor concentration, and other variables in both new and existing markets. In 2020, we plan to grow our store base by approximately 20%. In addition to opening new stores, our focus will be on executing our core strategies as well as continuing to make investments that we believe will support our long-term growth, as outlined in “Item 1. Business - Our Growth Strategy.” Our ability to open profitable new stores depends on many factors, including the successful selection of new markets and store locations, our ability to negotiate leases on acceptable terms, and our ability to attract highly qualified managers and staff. For further information, see “Risk Factors—Risks Related to Our Business.”

Key Performance Indicators

We consider a variety of performance and financial measures in assessing the performance of our business. The key measures we use to determine how our business is performing are comparable store sales, the number of new store openings, gross profit and gross margin, operating income, and EBITDA and Adjusted EBITDA.

Comparable Store Sales

Our comparable store sales growth is a significant driver of our net sales, profitability, cash flow, and overall business results. We believe that comparable store sales growth is generated by continued focus on providing a dynamic and expanding product assortment in addition to other merchandising initiatives, quality of customer service, enhancing sales and marketing strategies, improving visual merchandising and overall aesthetic appeal of our stores and our website, effectively serving our Pro customers, continued investment in store staff and infrastructure, growing our proprietary credit offering, and further integrating connected customer strategies and other key information technology enhancements.

Comparable store sales refer to period-over-period comparisons of our net sales among the comparable store base, which has historically been when customers obtained possession of their product. Starting in fiscal 2018, when the new revenue recognition standard was adopted, our comparable store sales refer to period-over-period comparisons of our net sales based on when the customer obtains control of the product, which is typically at the time of sale and may be slightly different than our historically reported net sales due to timing of when final delivery of the product has occurred. A store is included in the comparable store sales calculation on the first day of the thirteenth full fiscal month following a store’s opening, which is when we believe comparability has been achieved. Since our e-commerce sales are fulfilled by individual stores, they are included in comparable store sales only to the extent the fulfilling store meets the above mentioned store criteria. Changes in our comparable store sales between two periods are based on net sales for stores that were in operation during both of the two periods. Any change in square footage of an existing comparable store, including remodels and relocations, does not eliminate that store from inclusion in the calculation of comparable store sales. Stores that are closed temporarily and relocated within their primary trade areas are included in comparable store sales. Additionally, any stores that were closed during the current or prior fiscal year are excluded from the definition of comparable stores.

Our fiscal 2015 year, which ended December 31, 2015, included a 53rd week. When presenting comparable store sales for fiscal 2015, we have excluded the last week of fiscal 2015.

Definitions and calculations of comparable store sales differ among companies in the retail industry; therefore, comparable store metrics disclosed by us may not be comparable to the metrics disclosed by other companies.

We believe that comparable store sales is a useful measure as it allows management as well as analysts, investors, and other interested parties to evaluate the sales performance of our retail stores. In addition, comparable store sales highlights our sales and market share growth. Management uses comparable store sales to evaluate the effectiveness of our selling strategies, to make budgeting decisions, and to compare our performance against that of other peer companies using similar measures.

Various factors affect comparable store sales, including:

●	national and regional economic conditions;
●	the retail sales environment and other retail trends;
●	the home improvement spending environment;
●	the hard surface flooring industry trends;
●	the impact of competition;
●	changes in our product mix;
●	changes in staffing at our stores;
●	cannibalization resulting from the opening of new stores in existing markets;
●	changes in pricing;
●	changes in advertising and other operating costs; and
●	weather conditions.

Number of New Stores

The number and timing of new store openings, and the costs and fixed lease obligations associated with those openings, have had, and are expected to continue to have, a significant impact on our results of operations. The number of new stores reflects the number of stores opened during a particular reporting period. Before we open new stores, we incur pre-opening expenses, which are defined below. While net sales at new stores are generally lower than net sales at our stores that have been open for more than one year, our new stores have historically been profitable in their first year. Generally, our newer stores have also averaged higher comparable store sales growth than our total store average. Our ability to open new, profitable stores is important to our long-term sales and profit growth goals.

Gross Profit and Gross Margin

Our gross profit is variable in nature and generally follows changes in net sales. Our gross profit and gross margin can also be impacted by changes in our prices, our merchandising assortment, shrink, damage, selling of discontinued products, the cost to transport our products from the manufacturer to our stores, and our distribution center costs. With respect to our merchandising assortment, certain of our products tend to generate somewhat higher margins than other products within the same product categories or among different product categories. We have experienced modest inflation increases in certain of our product categories, but historically have been able to source from a different manufacturer or pass increases onto our consumers with modest impact on our gross margin. Our gross profit and gross margin, which reflect our net sales and our cost of sales and any changes to the components thereof, allow us to evaluate our profitability and overall business results.

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

We believe that gross profit and gross margin are useful measures as they allow management and analysts, investors, and other interested parties to evaluate the cost and profitability of our products and overall cost of sales, which is our largest expense. Gross profit and gross margin are also important indicators of our ability to grow profits and leverage our expenses on a growing sales base. Management uses gross profit and gross margin, among other measures, to make decisions related to product, pricing, supplier, and distribution strategies as well as other areas affecting the products we offer to our customers.

Operating Income, EBITDA, Adjusted EBITDA

Operating income, EBITDA, and Adjusted EBITDA are key metrics used by management and our Board to assess our financial performance and enterprise value. We believe that operating income, EBITDA, and Adjusted EBITDA are useful measures, as they eliminate certain expenses that are not indicative of our core operating performance and facilitate a comparison of our core operating performance on a consistent basis from period to period. We also use Adjusted EBITDA as a basis to determine covenant compliance with respect to our Credit Facilities, to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, and to compare our performance against that of other peer companies using similar measures. Operating income, EBITDA and Adjusted EBITDA are also frequently used by analysts, investors and other interested parties as performance measures to evaluate companies in our industry.

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

Net sales reflect our sales of merchandise, less discounts and estimated returns and include our in-store sales and e-commerce sales. In certain cases, we arrange and pay for freight to deliver products to customers and bill the customer for the estimated freight cost, which is also included in net sales. Revenue is recognized when we satisfy the performance obligations in contracts with our customers. Our performance obligations for our retail store sales, as well as for orders placed through our website and shipped to our customers, are satisfied at the point at which the customer obtains control of the inventory, which is typically at the point-of-sale.

Selling and Store Operating Expenses

We expect that our selling and store operating expenses will increase in future periods with future growth. Selling and store operating expenses consist primarily of store personnel wages, bonuses and benefits, rent and infrastructure expenses, supplies, depreciation and amortization, training expenses, and advertising costs. Credit card fees, insurance, personal property taxes, and other miscellaneous operating costs are also included.

The components of our selling and store operating expenses may not be comparable to the components of similar measures of other retailers.

General and Administrative Expenses

We expect that our general and administrative expenses will increase in future periods with future growth and in part due to additional legal, accounting, insurance, and other expenses that we expect to incur as a result of being a public company, including compliance with the Sarbanes-Oxley Act. General and administrative expenses include both fixed and variable components, and therefore, are not directly correlated with net sales.

General and administrative expenses consist primarily of costs incurred outside of our stores and include administrative personnel wages in our store support center and regional functions, bonuses and benefits, supplies, depreciation and amortization, and store support center expenses. Insurance, legal expenses, information technology costs, consulting, and other miscellaneous operating costs are also included.

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

Segments

We have one operating segment and one reportable segment. For operating and reporting segment information, refer to Note 1 of the notes to the consolidated financial statements included in this Annual Report for additional details.

Results of Operations

The comparison of the fiscal years ended December 27, 2018 and December 28, 2017 can be found in our annual report on Form 10-K for the fiscal year ended December 27, 2018 (the “2018 Annual Report”) located within Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

For the fiscal years ended December 26, 2019 and December 27, 2018

The following table summarizes key components of our results of operations for the periods indicated, in dollars and as a percentage of net sales (actuals in thousands, dollar changes in millions; certain numbers may not sum due to rounding):

	Fiscal Year Ended
	12/26/2019		12/27/2018
	Actual	% of Sales	Actual	% of Sales	$ Increase/(Decrease)	% Increase/(Decrease)
Net sales	$2,045,456	100.0%	$1,709,848	100.0%	$335.6	19.6%
Cost of sales	1,182,442	57.8	1,007,580	58.9	174.9	17.4
Gross profit	863,014	42.2	702,268	41.1	160.7	22.9
Operating expenses:
Selling and store operating	546,853	26.7	439,495	25.7	107.4	24.4
General and administrative	132,386	6.5	105,327	6.2	27.1	25.7
Pre-opening	24,594	1.2	26,145	1.5	(1.6)	(5.9)
Total operating expenses	703,833	34.4	570,967	33.4	132.9	23.3
Operating income	159,181	7.8	131,301	7.7	27.9	21.2
Interest expense, net	8,801	0.4	8,917	0.5	(0.1)	(1.3)
Income before income taxes	150,380	7.4	122,384	7.2	28.0	22.9
(Benefit) provision for income taxes	(251)	—	6,197	0.4	(6.4)	NM
Net income	$150,631	7.4%	$116,187	6.8%	$34.4	29.6%

NM- Not Meaningful

	Fiscal Year Ended
	12/26/2019	12/27/2018
Comparable store sales (% change)	4.0%	9.2%
Comparable average ticket (% change)	2.1%	(0.6)%
Comparable customer transactions (% change)	1.9%	10.0%
Number of warehouse-format stores	120	100
Adjusted EBITDA (in thousands)	$242,623	$191,939
Adjusted EBITDA margin	11.9%	11.2%

Net Sales

Net sales during fiscal 2019 increased $335.6 million, or 19.6%, compared to fiscal 2018 due to the opening of 20 new stores since December 27, 2018 and an increase in comparable store sales of 4.0%. The comparable store sales increase during the period of 4.0%, or $68.2 million, was driven by a 2.1% increase in comparable average ticket growth and a 1.9% increase in comparable customer transactions. Among our six product categories, three experienced comparable store sales increases during the year, including laminate/luxury vinyl plank, decorative accessories, and installation materials. Non-comparable store sales increased $267.4 million during fiscal 2019 primarily due to the increase in new stores previously described.

We believe the increase in net sales and customer transactions is due to the execution of our key strategic investments. We believe our continued investments and focused merchandising, connected customer, enhanced Pro and commercial sales associates, designer, merchandising, marketing, credit, and visual merchandising strategies, along with new innovative products, led to our sales growth during the periods presented. We have also modestly increased retail prices due to increased tariffs.

Gross Profit and Gross Margin

Gross profit during fiscal 2019 increased $160.7 million, or 22.9%, compared to fiscal 2018. This increase in gross profit was driven by the 19.6% increase in net sales and an increase in gross margin to 42.2%, up approximately 110 basis points from 41.1% in fiscal 2018. The increase in gross margin was due to expected refunds of tariff payments associated with certain of our merchandise as well as higher product margin driven by favorable negotiations with our suppliers, improved merchandising strategies, including higher sales from higher margin categories like installation and decorative accessories, and various strategic retail increases. Refer to Note 1 of the notes to our consolidated financial statements in this Annual Report for additional details related to tariff refunds.

Selling and Store Operating Expenses

Selling and store operating expenses during fiscal 2019 increased $107.4 million, or 24.4%, compared to fiscal 2018 due primarily to opening 20 new stores since December 27, 2018. As a percentage of net sales, our selling and store operating expenses increased approximately 100 basis points to 26.7% from 25.7% in fiscal 2018. The increase was primarily attributable to new stores open less than one year. Comparable store selling and store operating expenses as a percentage of comparable store sales decreased by approximately 30 basis points due to improved leveraging of personnel expenses on higher net sales.

General and Administrative Expenses

General and administrative expenses, which are typically expenses incurred outside of our stores, increased $27.1 million, or 25.7%, during fiscal 2019 compared to fiscal 2018 due to our continued investments in personnel for our store support functions, increased depreciation due to technology investments to support our store growth, and a $4.1 million impairment charge related to the operating lease right-of-use asset for our former store support center in Smyrna, Georgia. Our general and administrative expenses as a percentage of net sales increased approximately 30 basis points to 6.5% in fiscal 2019 from 6.2% in fiscal 2018, of which 20 basis points of the increase was due to the impairment charge.

Pre-Opening Expenses

Pre-opening expenses during fiscal 2019 decreased $1.6 million, or 5.9%, compared to fiscal 2018. This expense decreased due to an enhanced store opening process which shortens the period it takes to open new stores, thereby lessening pre-opening occupancy costs, and the opening of fewer new stores in high cost metropolitan markets. We opened 20 stores and relocated one in fiscal 2019 compared to opening 17 stores and relocating one in fiscal 2018. Of the new store openings, 8 were in new markets and 12 were in existing markets in fiscal 2019 as compared to 12 in new markets and 5 in existing markets in fiscal 2018.

Interest Expense

Net interest expense in fiscal 2019 decreased $0.1 million, or 1.3%, compared to fiscal 2018. The decrease in net interest expense was primarily due to our average total debt decreasing to $150.1 million in fiscal 2019 compared to $170.0 million in fiscal 2018. Interest income earned during the year, a portion of which was related to expected tariff refunds, also contributed to the overall decrease. Refer to Note 1 of the notes to our consolidated financial statements in this Annual Report for additional details related to interest on tariff refunds.

Taxes

The provision for income taxes in fiscal 2019 decreased $6.4 million from fiscal 2018. The effective tax rate was (0.2)% for fiscal 2019 compared to 5.1% for fiscal 2018. The decrease in the effective tax rate was primarily due to the recognition of higher excess tax benefits related to stock options exercised in fiscal 2019 compared to fiscal 2018.

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

Liquidity and Capital Resources

Liquidity is provided primarily by our cash flows from operations and our ABL Facility. During fiscal 2019, we generated $204.7 million in cash from operating activities. As of December 26, 2019, we had $306.5 million in unrestricted liquidity, consisting of $27.0 million in cash and cash equivalents and $279.5 million immediately available for borrowing under the ABL Facility without violating any covenants thereunder.

Our primary cash needs are for merchandise inventories, payroll, store rent, and other operating expenses and capital expenditures associated with opening new stores and remodeling existing stores, as well as information technology, e-commerce, and store support center infrastructure. We also use cash for the payment of taxes and interest.

The most significant components of our operating assets and liabilities are merchandise inventories and accounts payable, and to a lesser extent accounts receivable, prepaid expenses and other assets, other current and non-current liabilities, taxes receivable, and taxes payable. Our liquidity is not generally seasonal, and our uses of cash are primarily tied to when we open stores and make other capital expenditures. We believe that cash expected to be generated from operations and the availability of borrowings under the ABL Facility will be sufficient to meet liquidity requirements, anticipated capital expenditures, and payments due under our Credit Facilities for at least the next 12 months.

Merchandise inventory is our most significant working capital asset and is considered “in-transit” or “available for sale” based on whether we have physically received the products at an individual store location or in one of our four distribution centers. In-transit inventory generally varies due to contractual terms, country of origin, transit times, international holidays, weather patterns, and other factors, but for the last two years, approximately 15% of our inventory was in-transit, while roughly 85% was available for sale in our stores or at one of our four distribution centers.

We measure realizability of our inventory by monitoring sales, gross margin, inventory aging, weeks of supply or inventory turns as well as by reviewing SKUs that have been determined by our merchandising team to be discontinued. Based on our analysis of these factors, we believe our inventory is realizable.

Twice a year, we conduct a clearance event with the goal of selling through discontinued inventory, followed by donations of the aged discontinued inventory that we are unable to sell. We generally conduct a larger clearance event during our third fiscal quarter followed by a smaller clearance event towards the end of the fiscal year. We define aged discontinued inventory as inventory in discontinued status for more than 12 months that we intend to donate. As of December 26, 2019, we had $0.1 million of aged discontinued inventory.

Total capital expenditures in fiscal 2020 are planned to be between approximately $255 million to $265 million and will be funded primarily by cash generated from operations and borrowings under the ABL Facility. We intend to make the following capital expenditures in fiscal 2020:

●	Open 24 stores and start construction on stores opening in early fiscal 2020 using approximately $188 million to $194 million of cash;
●	Invest in existing store remodeling projects and our distribution centers using approximately $50 million to $52 million of cash; and
●	Invest in information technology infrastructure, e-commerce and other store support center initiatives using approximately $17 million to $19 million of cash.

During the fourth quarter of fiscal 2019, we opened a new distribution center near Baltimore, Maryland. During fiscal 2019, we incurred capital expenditures of approximately $7.9 million related to this new distribution center.

Cash Flow Analysis

A summary of our operating, investing and financing activities are shown in the following table:

	Fiscal Year Ended
in thousands	12/26/2019	12/27/2018
Net cash provided by operating activities	$204,658	$185,624
Net cash used in investing activities	(196,008)	(151,397)
Net cash provided by (used in) financing activities	17,743	(34,139)
Net increase in cash and cash equivalents	$26,393	$88

Net Cash Provided By Operating Activities

Cash from operating activities consists primarily of net income adjusted for changes in working capital as well as non-cash items, including depreciation and amortization, deferred income taxes, and stock-based compensation.

Net cash provided by operating activities was $204.7 million for fiscal 2019 and $185.6 million for fiscal 2018. The change in net cash provided by operating activities was primarily the result of an increase in net income, partially offset by an increase in inventory and other working capital to support future sales and new store openings.

Net Cash Used In Investing Activities

Investing activities consist primarily of capital expenditures for new store openings, existing store remodels (including leasehold improvements, new racking, new fixtures, new vignettes, and new design centers) and new infrastructure and information systems.

Capital expenditures were $196.0 million for fiscal 2019 compared to $151.4 million for fiscal 2018. The growth is primarily related to the increase in new stores that opened or were under construction during fiscal 2019 compared with the same period in fiscal 2018. For fiscal 2019, approximately 62% of capital expenditures was for new stores, 20% was for information technology, e-commerce investments, and store support center relocation, while the remainder was for existing store remodel and distribution center investments.

Net Cash Provided by (Used in) Financing Activities

Financing activities consist primarily of borrowings and related repayments under our credit agreements as well as dividends paid to common stockholders.

Net cash provided by financing activities was $17.7 million for fiscal 2019 compared with net cash used in financing activities of $34.1 million for fiscal 2018. The net cash provided by financing activities for fiscal 2019 was primarily driven by proceeds from stock option exercises of $18.8 million and employee stock purchases of $2.4 million, partially offset by payments on the Term Loan Facility of $3.5 million.

Our Credit Facilities

We have two arrangements governing our material outstanding indebtedness: our ABL Facility and our Term Loan Facility.

The indebtedness outstanding under our Credit Facilities is secured by substantially all of our assets. In particular, the indebtedness outstanding under (i) the ABL Facility is secured by a first-priority security interest in all of our current assets, including inventory and accounts receivable, and a second-priority security interest in the collateral that secures the Term Loan Facility on a first-priority basis, and (ii) the Term Loan Facility is secured by a first-priority security interest in all of our fixed assets and intellectual property, and a second- priority interest in the collateral that secures the ABL Facility on a first-priority basis.

Term Loan Facility

The Term Loan Facility has no financial maintenance covenants. As of December 26, 2019, we were in compliance in all material respects with the covenants of the Credit Facilities and no Event of Default (as defined in the credit agreements governing our Credit Facilities) had occurred.

As of December 26, 2019, the Term Loan Facility bore interest based on one of the following rates, at our option:

i)	Adjusted LIBOR Rate plus a margin of 2.50%
ii)	Base Rate plus a margin of 1.50%. Base Rate defined as the greater of the following:
(a)	the base rate in effect on such day,
(b)	the federal funds rate plus 0.50%,
(c)	the adjusted LIBOR rate for the interest period of one month plus a margin of 1.00%.

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

On February 14, 2020, we entered into a repricing and general amendment to the credit agreement governing our senior secured term loan facility (as amended, the “Amended Term Loan Facility”) that, among other things, (a) refinanced our existing term loan facility with a new term loan facility in the aggregate principal amount of approximately $144.6 million, and (b) extended the stated maturity date under the Amended Term Loan Facility to February 14, 2027. The Amended Term Loan Facility also includes an “accordion” feature that allows us, under certain circumstances, to increase the size of the facility by an amount up to the greater of

$270.0 million or 100% of Consolidated EBITDA (as defined in the Amended Term Loan Facility), subject to certain additional adjustments.

The amendment to the Amended Term Loan Facility also amended the margin applied to loans to (x) in the case of ABR Loans (as defined in the Amended Term Loan Facility), from 1.75% or 1.50% per annum (based on credit rating tests) to 1.00% per annum (subject to a leverage-based step-up to 1.25% if certain leverage ratio tests are satisfied), and (y) in the case of Eurodollar Loans (as defined in the Amended Term Loan Facility), from 2.75% or 2.50% per annum (based on credit rating tests) to 2.00% per annum (subject to a leverage-based step-up to 2.25% if certain leverage ratio tests are satisfied) (subject to a 0.00% floor on Eurodollar Loans). The material terms of the Amended Term Loan Facility were otherwise unchanged.

ABL Facility

The ABL Facility initially accrued interest ranging from LIBOR + 1.50% to LIBOR + 2.00%, and as of December 26, 2019 was subject to a pricing grid based on average daily availability under such facility ranging from LIBOR + 1.25% to 1.50%. The ABL Facility allows us to borrow up to $300 million, subject to the borrowing base requirements as set forth in the credit agreement governing the ABL Facility.

On December 11, 2018, we exercised our right under the accordion feature of the ABL Facility to increase our total borrowing capacity under the ABL Facility by $100.0 million, bringing the aggregate commitments thereunder to $300.0 million (the “ABL Commitment Increase”). The ABL Commitment Increase was provided by Wells Fargo Bank, National Association, Bank of America, N.A. and Regions Bank, existing lenders party to the credit agreement governing the ABL Facility immediately prior to the ABL Commitment Increase. Borrowings under the ABL Commitment Increase continue to be subject to the terms and conditions set forth in the credit agreement governing the ABL Facility, and all other terms of the ABL Facility remain unchanged. As of December 26, 2019, we had the ability to access $279.5 million of unused borrowings under the ABL Facility without violating any covenants thereunder and had $20.5 million in outstanding letters of credit thereunder.

On February 14, 2020, we entered into a repricing and general amendment to the credit agreement governing our revolving credit facility (as amended, the “Amended ABL Facility”) that, among other things, (a) increased our revolving commitments to a total aggregate principal amount of $400.0 million, and (b) extended the stated maturity date under the Amended ABL Facility to February 14, 2025. The Amended ABL Facility also includes an “accordion” feature that allows us under certain circumstances, to increase the size of the facility by an amount up to $100.0 million, or such higher amount as may be agreed to by the Required Lenders (as defined in the Amended ABL Facility).

The amendment to the Amended ABL Facility also amended the margin applied to loans and letters of credit to (x) in the case of base rate loans, from 0.25% or 0.50% per annum (based on availability) to a flat rate of 0.25% per annum, (y) in the case of LIBOR loans and letter of credit fees for standby letters of credit, from 1.25% or 1.50% per annum (based on availability) to a flat rate of 1.25% per annum (subject to a 0.00% floor on LIBOR loans) and (z) in the case of letter of credit fees for commercial letters of credit, from 0.75% or 1.00% per annum (based on availability) to a flat rate of 0.75% per annum. The material terms of the Amended ABL Facility were otherwise unchanged.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. Both of our debt facilities are indexed to USD-LIBOR, and we believe all our material agreements have appropriate language to negotiate a transition to an alternative index rate. While we are uncertain about the affects this transition may have on our cash flows, we are continuing to monitor this activity and evaluate the potential risks.

The credit agreements governing our Credit Facilities contain customary restrictive covenants that, among other things and with certain exceptions, limit our ability to (i) incur additional indebtedness and liens in connection with such indebtedness, (ii) pay dividends and make certain other restricted payments, (iii) effect mergers or consolidations, (iv) enter into transactions with affiliates, (v) sell or dispose of property or assets, and (vi) engage in unrelated lines of business. In addition, these credit agreements subject us to certain reporting obligations and require that we satisfy certain financial covenants, including, among other things, a requirement that if borrowings under the ABL Facility exceed 90% of availability, we will maintain a certain fixed charge coverage ratio (defined as consolidated EBITDA less non-financed capital expenditures and income taxes paid to consolidated fixed charges, in each case as more fully defined in the credit agreement governing the ABL Facility).

U.S. Tariffs and Global Economy

The current domestic and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy. In particular, the ongoing trade dispute between the U.S. and China has resulted in the U.S. imposing tariffs of 25% on many products from China. Historically, approximately half of the products we sell were imported from China, the majority of which are impacted by these tariffs. As we continue to analyze the impact these tariffs may have on our business, we continue taking steps to mitigate some of these cost increases through negotiating lower costs from our vendors, increasing retail pricing as we deem appropriate, and sourcing from alternative countries. While we expect our efforts will mitigate a substantial portion of the overall effect of increased tariffs, we expect the enacted tariffs will increase our inventory costs and associated cost of sales.

Antidumping and Countervailing Duties

On May 24, 2019, the U.S. International Trade Commission (the “ITC”) announced it had completed a preliminary phase antidumping and countervailing duty investigation pursuant to the Tariff Act of 1930 with respect to the imports of ceramic tile from China and determined there is a reasonable indication that the ceramic tile production industry in the U.S. is being materially injured by imports of ceramic tile from China that have allegedly been subsidized by the Chinese government and are being sold in the U.S. at less than fair value, otherwise known as “dumping”. As a result of the ITC’s affirmative determinations, the U.S. Department of Commerce (the “DOC”) began its own related investigation. In September 2019, the DOC reached a preliminary determination that imports from China were subsidized and imposed preliminary duties of 103.77% on most Chinese exporters. In November 2019, the DOC reached a preliminary determination that imports from China were being sold in the United States at less than fair value and imposed preliminary antidumping duty rates ranging from 114.49% to 356.02% depending on the producer.

Once the DOC reached these preliminary determinations, it instructed the U.S. Customs and Border Protection to require cash deposits based on these preliminary rates. The DOC’s preliminary determination will be subject to revision or rescission either in the DOC’s final determinations, expected in March of 2020, or in the ITC’s final determination with respect to injury shortly thereafter. If the final determinations are affirmative, then countervailing and antidumping orders will be published. The final rates for the investigation period and the first 12 month period of the orders would not be determined until the administrative review process is completed, approximately two years after the order is published.

While it is too early to determine what the final outcome of the DOC and ITC investigations will be and what impact, if any, they will have on the Company, we took steps to mitigate the risk of future exposure by sourcing from alternative countries and believe we are no longer importing applicable products from China. While we do not currently believe our inventory during the investigation period is subject to these additional duties, if these additional duties were to apply to our inventory during the investigation period, we believe our exposure could be approximately $7.0 million. The actual additional duties, if applicable to us, could differ from this estimate. We have not established a reserve for this matter as we currently do not believe our inventory during the investigation period is subject to these additional duties. Potential costs and any attendant impact on pricing arising from these tariffs or potential duties, and any further expansion in the types or levels of tariffs or duties implemented, could require us to modify our current business practices and could adversely affect our business, financial condition, and results of operations.

Tariff Refunds

On November 7, 2019, the U.S. Trade Representative (“USTR”) made a ruling to retroactively exclude certain flooring products imported from China from the Section 301 tariffs that were implemented at 10% beginning in September 2018 and increased to 25% in June 2019. In addition, on November 20, 2019, U.S. Customs issued Chapter 99 exclusions for each unique article number identified under the November 7, 2019 USTR ruling. The granted exclusions apply to certain “click” vinyl and engineered products that we have sold and continue to sell. As these exclusions were granted retroactively, we are entitled to a refund from U.S. Customs and Border Protection for the applicable Section 301 tariffs previously paid on these goods. While tariff refund claims are subject to the approval of U.S. Customs, the Company currently expects to recover $19.3 million related to these Section 301 tariff payments in fiscal 2020. Refer to Note 1 of the notes to the consolidated financial statements included in this Annual Report for additional details regarding tariff refunds.

Contractual Obligations

We enter into long-term obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. As of December 26, 2019, our contractual cash obligations over the next several periods were as follows:

	Payments due by period
(in thousands)	Total	12/31/2020	12/30/2021	12/29/2022	12/28/2023	12/26/2024	Thereafter
Term loans	$145,500	$—	$—	$—	$145,500	$—	$—
Estimated interest (1)	24,262	6,868	6,671	6,504	4,219	—	—
Operating leases (2)	1,222,321	122,303	127,449	120,091	116,505	113,019	622,954
Letters of credit	20,512	20,512	—	—	—	—	—
Purchase obligations (3)	171,748	169,885	1,235	628	—	—	—
Total	$1,584,343	$319,568	$135,355	$127,223	$266,224	$113,019	$622,954

(1)	For purposes of this table, interest has been estimated based on interest rates in effect for our indebtedness as of December 26, 2019 and estimated borrowing levels in the future. Actual borrowing levels and interest costs may differ.
(2)	We enter into operating leases during the normal course of business. Most lease arrangements provide us with the option to renew the leases at defined terms. The future operating lease obligations would change if we were to exercise these options or enter into additional operating leases.
(3)	Purchase obligations include all legally binding contracts such as firm commitments for inventory purchases, container commitments, software and license commitments, and legally binding service contracts. Purchase orders that are not binding agreements are excluded from the table above.

The above table does not reflect our long-term liabilities associated with reserves for uncertain tax positions totaling $0.4 million due to the complexity and uncertainty in reasonably estimating the period in which we expect to settle these non-current liabilities. Refer to Note 6 of the notes to the consolidated financial statements included in this Annual Report for additional details regarding unrecognized tax benefits.

Off-Balance Sheet Arrangements

For fiscal 2019, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures, or capital resources. We do not have any relationship with unconsolidated entities or financial partnerships for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.

Recently Adopted and Recently Issued Accounting Pronouncements

Refer to Note 1 of the notes to the consolidated financial statements included in this Annual Report for information on the recently adopted and recently issued accounting pronouncements that are applicable to the Company.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect amounts reported in our consolidated financial statements and related notes as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. Management evaluates its accounting policies, estimates, and judgments on an ongoing basis. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ under different assumptions and conditions, and such differences could be material to the consolidated financial statements.

Management evaluated the development and selection of its critical accounting policies and estimates and believes that the following accounting policies are critical as they involve a higher degree of judgment or complexity and are the most significant to reporting our results of operations and financial position. The following critical accounting policies reflect the significant estimates and judgments used in the preparation of our consolidated financial statements. With respect to critical accounting policies, even a relatively minor variance between actual and expected experience can potentially have a materially favorable or unfavorable impact on subsequent results of operations. All of our significant accounting policies are discussed in “Note 1. Summary of Significant Accounting Policies” to our audited consolidated financial statements included in this Annual Report.

Revenue Recognition

Description. We recognize revenue and the related cost of sales when we satisfy the performance obligations in contracts with our customers in accordance with Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“Topic 606”). Our performance obligations for our retail store sales, as well as for orders placed through our website and shipped to our customers, are satisfied at the point-of-sale, which is typically the point at which the customer obtains control of the inventory. In some cases, merchandise is not physically ready for transfer to the customer at the point-of-sale, and revenue recognition is deferred until the customer has control of the inventory. Shipping and handling activities are accounted for as activities to fulfill the promise to transfer goods rather than as separate performance obligations as outlined within Topic 606. Payment is generally due from the customer immediately at the point-of-sale for both retail store sales and website sales.

Judgments and uncertainties involved in the estimate. Our customers have the right to return the goods sold to them within a reasonable time period, typically 90 days. The right of return is an element of variable consideration as defined within Topic 606. We estimate a reserve for future returns of previously sold goods based on historical experience and various other assumptions that we believe to be reasonable. Merchandise exchanges of similar product and price are not considered merchandise returns and, therefore, are excluded when calculating the sales returns reserve. While we believe that our current sales returns reserves are adequate, there can be no assurances that historical data and trends will accurately predict returns or that future developments might not lead to a significant change in the reserve.

Effect if actual results differ from assumptions. A 10% change in our sales returns reserve at December 26, 2019 would have affected net earnings by approximately $0.7 million in fiscal 2019.

Gift Cards and Merchandise Credits

Description. We sell gift cards to our customers in our stores and through our website and issue merchandise credits in our stores. We account for the programs by recognizing a liability at the time the gift card is sold or the merchandise credit is issued. The liability is relieved and revenue is recognized upon redemption. Additionally, we recognize breakage income in proportion to the pattern of rights exercised by the customer when we expect to be entitled to breakage. Net sales related to the estimated breakage are included in net sales in the Consolidated Statement of Income. We have an agreement with an unrelated third-party who is the issuer of the Company's gift cards and also assumes the liability for unredeemed gift cards. The Company is not subject to claims under unclaimed property statutes, as the agreement effectively transfers the ownership of such unredeemed gift cards and the related future escheatment liability, if any, to the third-party.

Judgments and uncertainties involved in the estimate. Our gift card breakage assumptions require judgments in assessing the level at which we group gift cards for analysis of breakage rates, redemption patterns, and the ultimate value of gift cards which we do not expect to be redeemed.

Effect if actual results differ from assumptions A 10% change in our accrual for estimated gift card breakage at December 26, 2019 would have affected net earnings by approximately $0.7 million in fiscal 2019.

Loyalty Program

Description. Our Pro Premier loyalty program allows customers to earn points through purchases in our stores and our website. Loyalty points are typically awarded at one percent of the relative standalone selling price of the merchandise sold and are recognized at the time of sale as a liability with a corresponding reduction to net sales. Additionally, loyalty breakage is recognized based on our estimate of the balance of loyalty points for which the likelihood of redemption by the customer is deemed remote.

Judgments and uncertainties involved in the estimate. With assistance from the third party servicer that manages the loyalty program, we estimate and recognize loyalty breakage based on historical redemption trends, market benchmarks for the pattern of redemptions for other retail loyalty programs, and other assumptions related to the likelihood of customer redemptions.

Effect if actual results differ from assumptions. The loyalty program was rolled out to all stores in late fiscal 2018. As the program matures, we may find that actual customer redemption patterns differ significantly from our estimated breakage rates. A 10% change in our accrual for estimated loyalty breakage at December 26, 2019 would have affected net earnings by less than $0.2 million in fiscal 2019.

Inventory Valuation and Shrinkage

Description. Inventories consist of merchandise held for sale and are stated at the lower of cost or net realizable value. When evidence exists that the net realizable value of inventory is lower than its cost, the difference is recorded in cost of sales in the consolidated statement of income as a loss in the period in which it occurs. We determine inventory costs using the moving weighted average cost method. We capitalize transportation, duties, and other costs to get product to our retail locations.

Judgments and uncertainties involved in the estimate. We provide provisions for losses related to shrinkage and other amounts that are otherwise not expected to be fully recoverable. These provisions are calculated based on historical shrinkage, selling price, margin, and current business trends. The estimates have calculations that require management to make assumptions based on the current rate of sales, age, salability and profitability of inventory, historical percentages that can be affected by changes in our merchandising mix, customer preferences, rates of sell through, and changes in actual shrinkage trends.

Effect if actual results differ from assumptions. A 10% change in our inventory valuation and shrinkage reserves at December 26, 2019 would have affected net earnings by approximately $0.4 million in fiscal 2019.

Vendor Rebates and Allowances

Description. Vendor allowances consist primarily of volume rebates that are earned as a result of reaching certain inventory purchase levels and advertising allowances or incentives for the promotion of vendors' products. These vendor allowances are accrued as earned and are estimated based on annual projections. Vendor allowances earned are initially recorded as a reduction to the carrying value of inventory and a subsequent reduction in cost of sales when the related product is sold. Certain incentive allowances that are reimbursements of specific, incremental, and identifiable costs incurred to promote vendors’ products are recorded as an offset against these promotional expenses.

Judgments and uncertainties involved in the estimate. For vendor allowances, we develop accrual rates based on the provisions of the agreements in place. Due to the complexity and diversity of the individual vendor agreements, we perform analyses and review historical purchase trends and volumes throughout the year, adjust accrual rates as appropriate, and confirm actual amounts with select vendors to ensure the amounts earned are appropriately recorded. Amounts accrued throughout the year could be impacted if actual purchase volumes differ from projected purchase volumes, especially in the case of programs that provide for increased funding when graduated purchase volumes are met.

Effect if actual results differ from assumptions. We have not made any material changes in the methodology used to recognize vendor allowances during the past three fiscal years. If actual results are not consistent with the assumptions and estimates used, we could be exposed to additional adjustments that could positively or negatively impact gross margin and inventory. However, substantially all receivables associated with vendor rebates and allowances do not require subjective long-term estimates because they are collected soon after fiscal year end, primarily within the first two months. Adjustments to gross margin and inventory in the following fiscal year have historically not been material.

Leases

Description. We recognize lease assets and corresponding lease liabilities for all operating leases on our Consolidated Balance Sheets, excluding short-term leases (leases with terms of 12 months or less) as described under ASU No. 2016-02, “Leases (Topic 842).” The majority of our long-term operating lease agreements include options to extend, which are also factored into the recognition of their respective assets and liabilities when appropriate based on management’s assessment of the probability that the options will be exercised. Lease payments are discounted using the rate implicit in the lease, or, if not readily determinable, a third-party secured incremental borrowing rate based on information available at lease commencement. The secured incremental borrowing rate is estimated based on yields obtained from Bloomberg for U.S. consumers with a BB- credit rating and is adjusted for collateralization as well as inflation. Additionally, certain of our lease agreements include escalating rents over the lease terms which, under Topic 842, results in rent being expensed on a straight-line basis over the life of the lease that commences on the date we have the right to control the property.

Judgments and uncertainties involved in the estimate. The determination of an appropriate secured incremental borrowing rate requires judgments in selecting an appropriate yield curve and estimating adjustments for collateralization and inflation.

Effect if actual results differ from assumptions. Based on the volume of new store leases that we enter into each year, a significant increase or decrease in the incremental borrowing rates used to discount lease payments could have a significant impact on the value of operating lease liabilities and right-of-use assets subsequently reported on our Consolidated Balance Sheets.

ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in foreign exchange rates, interest rates and commodity prices. Changes in these factors could cause fluctuations in the results of our operations and cash flows. In the ordinary course of business, we are primarily exposed to foreign currency, interest rate risks, and risks from the impact of inflation or deflation.

Foreign Currency Risk

We contract for production with third parties primarily in Asia and Europe. While substantially all of these contracts are stated in U.S. dollars, there can be no assurance that the cost for the future production of our products will not be affected by exchange rate fluctuations between the U.S. dollar and the local currencies of these contractors. Due to the number of currencies involved, we cannot quantify the potential impact of future currency fluctuations on net income or loss in future years. To date, such exchange fluctuations have not had a material impact on our financial condition or results of operations.

Interest Rate Risk

Our operating results are subject to risk from interest rate fluctuations on our Credit Facilities, which carry variable interest rates. As of December 26, 2019, our senior secured term loan facility had a remaining principal balance of $145.5 million and was our only variable-rate debt outstanding. A 1.0% increase in the effective interest rate for this debt would cause an increase in interest expense of approximately $1.5 million over the next twelve months. To lessen our exposure to changes in interest rate risk, we entered into two separate $102.5 million interest rate cap agreements in November 2016 with Bank of America and Wells Fargo that capped our LIBOR at 2.0% beginning in December 2016. As of December 26, 2019, only the Wells Fargo interest rate cap was still in effect as the Bank of America interest rate cap was sold during the fiscal year.

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

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Floor & Decor Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Floor & Decor Holdings, Inc. and Subsidiaries (the Company) as of December 26, 2019 and December 27, 2018, the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 26, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 26, 2019 and December 27, 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 26, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 26, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2020 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 9 to the consolidated financial statements, the Company changed its method for accounting for leases in 2019. See below for discussion of our related critical audit matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Adoption of and prospective accounting for ASC 842
Description of the Matter

As discussed above and in Note 1 and Note 9 to the consolidated financial statements, the Company adopted Accounting Standards Update 2016-02, Leases (Topic 842) (“ASC 842”), as of December 28, 2018, the first day of its fiscal year 2019, which included recognizing $620.8 million of right-of-use assets and $683.0 million of lease liabilities on the consolidated balance sheet. Because most of the Company’s leases do not provide a determinable implicit rate, the Company used a third party to assist in determining its incremental borrowing rate, which was used to calculate its right-of-use assets and lease liabilities. As of December 26, 2019, the Company’s right-of-use assets were $822.3 million and lease liabilities were $918.9 million (of which $74.6 million was current and $844.3 was long-term).

Auditing the Company’s right-of-use assets and lease liabilities was challenging due to the requirement that management estimate its incremental borrowing rates used in the application of ASC 842 because the Company does not have debt financing or other instruments that have directly comparable collateral or similar terms as its leases for retail stores, distribution centers, or corporate offices. Therefore, our procedures involved a high degree of subjective auditor judgment because of the significant judgments required for management to develop the estimates, including selection of an appropriate yield curve and estimating adjustments for collateralization and inflation.

How We Addressed the Matter in Our Audit

We obtained an understanding of and tested controls that address the risks of material misstatement relating to the valuation of the Company’s right-of-use assets and lease liabilities. For example, we tested controls over management’s review of the incremental borrowing rate estimates, including selection of an appropriate yield curve and adjustments for collateralization and inflation.

To test the right-of-use assets and lease liabilities recorded by the Company upon adoption of ASC 842 and for new leases entered into during the year ended December 26, 2019, our audit procedures included, among others, evaluating the methodology, significant assumptions and underlying data used by the Company. We involved our valuation specialists to assist in evaluating the Company’s methodology to develop the incremental borrowing rates and preparing an independent calculation of the rates, which we compared to management’s estimates.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2011.

Atlanta, Georgia

February 20, 2020

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Floor & Decor Holdings, Inc. and Subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited Floor & Decor Holdings, Inc. and Subsidiaries’ internal control over financial reporting as of December 26, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Floor & Decor Holdings, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 26, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 26, 2019 and December 27, 2018, the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 26, 2019, and the related notes and our report dated February 20, 2020, expressed an unqualified opinion thereon.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Atlanta, Georgia

February 20, 2020

Floor & Decor Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	As of	As of
	December 26,	December 27,
in thousands, except for share and per share data	2019	2018
Assets
Current assets:
Cash and cash equivalents	$27,037	$644
Income taxes receivable	2,868	4,324
Receivables, net	69,301	67,527
Inventories, net	581,865	471,014
Prepaid expenses and other current assets	20,415	15,949
Total current assets	701,486	559,458
Fixed assets, net	456,289	328,366
Right-of-use assets	822,256	—
Intangible assets, net	109,299	109,330
Goodwill	227,447	227,447
Other assets	7,532	9,490
Total long-term assets	1,622,823	674,633
Total assets	$2,324,309	$1,234,091
Liabilities and stockholders’ equity
Current liabilities:
Current portion of term loan	$—	$3,500
Current portion of lease liabilities	74,592	—
Trade accounts payable	368,459	313,503
Accrued expenses and other current liabilities	102,807	82,038
Deferred revenue	6,683	5,244
Total current liabilities	552,541	404,285
Term loan	142,606	141,834
Deferred rent	—	36,980
Lease liabilities	844,269	—
Deferred income tax liabilities, net	18,378	26,838
Tenant improvement allowances	—	37,295
Other liabilities	2,179	2,550
Total long-term liabilities	1,007,432	245,497
Total liabilities	1,559,973	649,782
Commitments and Contingencies (Note 9)
Stockholders’ equity
Capital stock:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at December 26, 2019 and December 27, 2018	—	—
Common stock Class A, $0.001 par value; 450,000,000 shares authorized; 101,457,858 shares issued and outstanding at December 26, 2019 and 97,588,539 issued and outstanding at December 27, 2018	101	98
Common stock Class B, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at December 26, 2019 and December 27, 2018	—	—
Common stock Class C, $0.001 par value; 30,000,000 shares authorized; 0 shares issued and outstanding at December 26, 2019 and December 27, 2018	—	—
Additional paid-in capital	370,413	340,462
Accumulated other comprehensive (loss) income, net	(193)	186
Retained earnings	394,015	243,563
Total stockholders’ equity	764,336	584,309
Total liabilities and stockholders’ equity	$2,324,309	$1,234,091

See accompanying notes to consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	December 26,	December 27,	December 28,
in thousands, except for per share data	2019	2018	2017
Net sales	$2,045,456	$1,709,848	$1,384,767
Cost of sales	1,182,442	1,007,580	812,203
Gross profit	863,014	702,268	572,564
Operating expenses:
Selling and store operating	546,853	439,495	353,647
General and administrative	132,386	105,327	84,661
Pre-opening	24,594	26,145	16,485
Total operating expenses	703,833	570,967	454,793
Operating income	159,181	131,301	117,771
Interest expense, net	8,801	8,917	13,777
Loss on early extinguishment of debt	—	—	5,442
Income before income taxes	150,380	122,384	98,552
(Benefit) provision for income taxes	(251)	6,197	(4,236)
Net income	$150,631	$116,187	$102,788
Change in fair value of hedge instruments, net of tax	(379)	391	(381)
Total comprehensive income	$150,252	$116,578	$102,407
Basic earnings per share	$1.51	$1.20	$1.13
Diluted earnings per share	$1.44	$1.11	$1.03

See accompanying notes to consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

								Accumulated
	Common Stock		Common Stock		Common Stock		Additional	Other		Total
	Class A		Class B		Class C		Paid-in	Comprehensive	Retained	Stockholders’
in thousands	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance, December 30, 2016	76,847	$77	396	$—	6,275	$6	$117,270	$176	$16,754	$134,283
Stock based compensation expense	—	—	—	—	—	—	4,951	—	8	4,959
Conversion of Class B Common Stock	396	—	(396)	—	—	—	—	—	—	—
Conversion of Class C Common Stock	6,275	6	—	—	(6,275)	(6)	—	—	—	—
Exercise of stock options	1,828	2	—	—	—	—	8,872	—	—	8,874
IPO proceeds	10,147	10	—	—	—	—	192,326	—	—	192,336
Issuance of restricted stock awards	15	—	—	—	—	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(381)	—	(381)
Net income	—	—	—	—	—	—	—	—	102,788	102,788
Balance, December 28, 2017	95,509	96	—	—	—	—	323,419	(205)	119,550	442,860
Stock based compensation expense	—	—	—	—	—	—	6,514	—	—	6,514
Exercise of stock options	2,069	2	—	—	—	—	10,529	—	—	10,531
Issuance of restricted stock awards	10	—	—	—	—	—	—	—	—	—
Cumulative effect from adoption of ASU No. 2014-09	—	—	—	—	—	—	—	—	7,826	7,826
Other comprehensive gain, net of tax	—	—	—	—	—	—	—	391	—	391
Net income	—	—	—	—	—	—	—	—	116,187	116,187
Balance, December 27, 2018	97,588	98	—	—	—	—	340,462	186	243,563	584,309
Stock based compensation expense	—	—	—	—	—	—	8,711	—	—	8,711
Exercise of stock options	3,741	3	—	—	—	—	18,795	—	—	18,798
Issuance of restricted stock awards	24	—	—	—	—	—	—	—	—	—
Shares issued under employee stock plans	105	—	—	—	—	—	2,445	—	—	2,445
Cumulative effect from adoption of ASU No. 2016-02	—	—	—	—	—	—	—	—	(179)	(179)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(379)	—	(379)
Net income	—	—	—	—	—	—	—	—	150,631	150,631
Balance, December 26, 2019	101,458	$101	—	$—	—	$—	$370,413	$(193)	$394,015	$764,336

See accompanying notes to consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	December 26,	December 27,	December 28,
in thousands	2019	2018	2017
Operating activities
Net income	$150,631	$116,187	$102,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,001	51,992	38,062
Non-cash loss on early extinguishment of debt	—	—	5,442
Loss on asset impairments and disposals	4,111	23	128
Amortization of tenant improvement allowances	—	(4,494)	(3,311)
Operating lease termination	1,926	—	—
Deferred income taxes	(10,584)	(968)	(557)
Interest cap derivative contracts	446	(212)	—
Stock based compensation expense	8,711	6,514	4,959
Changes in operating assets and liabilities:
Receivables, net	(17,850)	(13,486)	(19,508)
Inventories, net	(110,851)	(53,557)	(134,248)
Trade accounts payable	54,956	54,773	100,264
Accrued expenses and other current liabilities	20,744	(1,731)	9,485
Income taxes	3,894	6,221	(18,259)
Deferred revenue	1,439	3,002	8,067
Deferred rent	—	14,455	9,243
Tenant improvement allowances	—	15,010	7,984
Other, net	23,084	(8,105)	(1,332)
Net cash provided by operating activities	204,658	185,624	109,207
Investing activities
Purchases of fixed assets	(196,008)	(151,397)	(102,253)
Net cash used in investing activities	(196,008)	(151,397)	(102,253)
Financing activities
Borrowings on revolving line of credit	100,100	217,050	236,700
Payments on revolving line of credit	(100,100)	(258,050)	(245,700)
Payments on term loans	(3,500)	(3,500)	(197,500)
Net proceeds from initial public offering	—	—	192,336
Proceeds from exercise of stock options	18,798	10,531	8,874
Debt issuance costs	—	(170)	(1,559)
Proceeds from employee stock purchase plan	2,445	—	—
Net cash provided by (used in) financing activities	17,743	(34,139)	(6,849)
Net increase in cash and cash equivalents	26,393	88	105
Cash and cash equivalents, beginning of the period	644	556	451
Cash and cash equivalents, end of the period	$27,037	$644	$556
Supplemental disclosures of cash flow information
Buildings and equipment acquired under operating leases	$277,392	$—	$—
Cash paid for interest	$7,388	$7,563	$15,748
Cash paid for income taxes, net of refunds	$6,453	$1,082	$14,392
Fixed assets accrued at the end of the period	$19,527	$15,120	$8,521
Fixed assets acquired as part of lease - paid for by lessor	$—	$—	$1,786

See accompanying notes to consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 26, 2019

1. Summary of Significant Accounting Policies

Nature of Business

Floor & Decor Holdings, Inc. (f/k/a FDO Holdings, Inc.), together with its subsidiaries (the “Company,” “we,” “our” or “us”) is a highly differentiated, rapidly growing specialty retailer of hard surface flooring and related accessories. We offer a broad in-stock assortment of tile, wood, laminate, vinyl, and natural stone flooring along with decorative and installation accessories at everyday low prices. Our stores appeal to a variety of customers, including professional installers and commercial businesses (“Pro”), Do It Yourself customers (“DIY”), and customers who buy the products for professional installation (“Buy it Yourself” or “BIY”). We operate within one reportable segment.

As of December 26, 2019, the Company, through its wholly owned subsidiary, Floor and Decor Outlets of America, Inc. (“F&D”), operates 120 warehouse-format stores, which average 76,000 square feet, and one small-format standalone design center in 30 states, as well as four distribution centers and an e-commerce site, FloorandDecor.com.

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period ending on the Thursday on or preceding December 31st. Fiscal years ended December 26, 2019 (“fiscal 2019”), December 27, 2018 (“fiscal 2018”), and December 28, 2017 (“fiscal 2017”) include 52 weeks. When a 53-week fiscal year occurs, we report the additional week at the end of the fiscal fourth quarter. 52-week fiscal years consist of thirteen-week periods in the first, second, third, and fourth quarters of the fiscal year.

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

Reclassifications

Within the Consolidated Statements of Cash Flows, prior period amounts for “other assets” and “other” have been combined and reclassified to the “other, net” line item to conform to the current period presentation.

Cash and Cash Equivalents

Cash consists of currency and demand deposits with banks.

Receivables

Receivables consist primarily of amounts due from credit card companies and receivables from vendors. The Company typically collects its credit card receivables within three to five business days of the underlying sale to the customer. The Company has agreements with a majority of its large merchandise vendors that allow for specified rebates based on purchasing volume. Generally, these agreements are on an annual basis, and the Company collects the rebates subsequent to its fiscal year end. Additionally, the Company has agreements with substantially all vendors that allow for the return of certain merchandise throughout the normal course of business. When inventory is identified to return to a vendor, it is removed from inventory and recorded as a receivable on the Consolidated Balance Sheet, and any variance between capitalized inventory cost associated with the return and the expected vendor reimbursement is expensed in Cost of sales in the Consolidated Statement of Income when the inventory is identified to be returned to the vendor. The Company reserves for estimated uncollected receivables based on historical trends, which historically have been immaterial. The allowance for doubtful accounts as of December 26, 2019 and December 27, 2018, was $266 thousand and $184 thousand, respectively.

As of December 26, 2019, receivables also include $19.3 million of expected tariff recoveries (“tariff refunds”) from U.S. Customers and Border Protection (“U.S. Customs”). These receivables relate to a U.S. Trade Representative (“USTR”) ruling on November 7, 2019 to grant exclusions from Section 301 tariffs for select types of flooring products imported from China, including certain “click” vinyl and engineered products that the Company has sold and continues to sell. The Section 301 tariffs from which these goods are now excluded were implemented at 10% beginning in September 2018 and increased to 25% in June 2019. In addition, on November 20, 2019, U.S. Customs issued Chapter 99 exclusions for each unique article number identified under the November 7, 2019 USTR ruling. For the Company, the granted exclusions apply retroactively to tariffs paid beginning in September 2018 through November 2019.

While tariff refund claims are subject to the approval of U.S. Customs, the Company currently expects to recover $19.3 million related to Section 301 tariff payments. During the fourth quarter of fiscal 2019, we recognized approximately $14.0 million of operating income (reduction to cost of sales) related to tariff refunds, including $11.0 million for products that had already been sold as of the date U.S. Customs issued Chapter 99 exclusions on November 20, 2019 as well as an additional $3.0 million related to products sold after this date through the end of fiscal 2019. Approximately $5.0 million of the estimated tariff refunds are related to merchandise on hand as of December 26, 2019 and have been recognized as reductions to the carrying cost of inventory. The remaining $0.3 million is related to interest income earned on anticipated tariff recoveries (interest accrues from the date that tariff payments were originally made through the date that such payments are refunded to the Company). All tariff refunds are expected to be received within less than 12 months from the end of fiscal 2019.

Credit Program

Credit is offered to the Company's customers through a proprietary credit card underwritten by third-party financial institutions and, except as follows, at no recourse to the Company. Beginning in fiscal 2018, the Company began offering limited credit to its commercial clients. The total exposure at the end of fiscal 2019 and fiscal 2018 was $1,045 thousand and $251 thousand, respectively.

Inventory Valuation and Shrinkage

Inventories consist of merchandise held for sale and are stated at the lower of cost or net realizable value. When evidence exists that the net realizable value of inventory is lower than its cost, the difference is recorded in cost of sales in the Consolidated Statements of Operations and Comprehensive Income as a loss in the period in which it occurs. The Company determines inventory costs using the moving weighted average cost method. The Company capitalizes transportation, duties, and other costs to get product to its retail locations. The Company records reserves for estimated losses related to shrinkage and other amounts that are otherwise not expected to be fully recoverable. These reserves are calculated based on historical shrinkage, selling price, margin, and current business trends. The estimates have calculations that require management to make assumptions based on the current rate of sales, age, salability, and profitability of inventory, historical percentages that can be affected by changes in the Company's merchandising mix, customer preferences, and changes in actual shrinkage trends. These reserves totaled $4,468 thousand and $4,265 thousand as of December 26, 2019 and December 27, 2018, respectively.

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

Fixed Assets

Fixed assets consist primarily of furniture, fixtures, and equipment, leasehold improvements (including those that are reimbursed by landlords as tenant improvement allowances), computer software and hardware, and land. Fixed assets are stated at cost less accumulated depreciation utilizing the straight-line method over the assets’ estimated useful lives.

Leasehold improvements are amortized using the straight-line method over the shorter of (i) the original term of the lease, (ii) renewal term of the lease if the renewal is reasonably certain or (iii) the useful life of the improvement. The Company’s fixed assets are depreciated using the following estimated useful lives:

Useful Life
Furniture, fixtures and equipment	2 - 7 years
Leasehold improvements	10 - 25 years
Computer software and hardware	3 - 7 years
Land	Indefinite

The cost and related accumulated depreciation of assets sold or otherwise disposed are removed from the accounts, and the related gain or loss is reported in the Consolidated Statements of Operations and Comprehensive Income.

.

Capitalized Software Costs

The Company capitalizes certain costs related to the acquisition and development of software and amortizes these costs using the straight-line method over the estimated useful life of the software. Certain development costs not meeting the criteria for capitalization are expensed as incurred.

Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Company does not amortize goodwill and other intangible assets with indefinite lives resulting from business combinations but, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Other, does assess the recoverability of goodwill annually in the fourth quarter of each fiscal year, or more often if events occur or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Such circumstances could include, but are not limited to, a significant adverse change in customer demand or business climate or an adverse action or assessment by a regulator. In accordance with ASC 350, identifiable intangible assets with finite lives are amortized over their estimated useful lives. Each year, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of the single reporting unit is less than its carrying amount as a basis for determining whether it is necessary to complete quantitative impairment assessments.

The Company completed a qualitative assessment in fiscal 2019. Based on such goodwill impairment analysis performed qualitatively as of October 25, 2019, the Company determined that the fair value of its reporting unit is in excess of its carrying value. No events or changes in circumstances have occurred since the date of the Company's most recent annual impairment test that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

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

The Company’s goodwill and other indefinite-lived intangible assets impairment loss calculations contain uncertainties because they require management to make significant judgments in estimating the fair value of the Company’s reporting unit and indefinite-lived intangible asset, including the projection of future cash flows, assumptions about which market participants are the most comparable, the selection of discount rates, and the weighting of the income and market approaches. These calculations contain uncertainties because they require management to make assumptions such as estimating economic factors, including the profitability of future business operations and, if necessary, the fair value of the reporting unit’s assets and liabilities. Further, the Company’s ability to realize the future cash flows used in its fair value calculations is affected by factors such as changes in economic conditions, changes in the Company’s operating performance, and changes in the Company’s business strategies. Significant changes in any of the assumptions involved in calculating these estimates could affect the estimated fair value of the Company’s reporting unit and indefinite-lived intangible assets and could result in impairment charges in a future period.

Long-Lived Assets

Long-lived assets, such as fixed assets, operating lease right-of-use assets, and intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset, significant changes or planned changes in our use of an asset, a product recall, or an adverse action by a regulator. In accordance with ASC 360, the evaluation is performed at the lowest level for which identifiable cash flows are available that are largely independent of the cash flows of other assets or asset groups. If the sum of the estimated undiscounted future cash flows is less than the carrying value of the related asset or asset group, an impairment loss is recognized equal to the difference between carrying value and fair value.

Since there is typically no active market for the Company’s definite-lived intangible asset, the Company estimates fair value based on expected future cash flows at the time they are identified. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company estimates future cash flows based on store-level historical results, current trends, and operating and cash flow projections. The definite-lived intangible asset is amortized over its estimated useful life on a straight-line basis, which the Company believes to be the amortization methodology that best matches the pattern of economic benefit that is expected from the asset. The useful life of the definite-lived intangible asset is evaluated on an annual basis.

Leases

The Company recognizes lease assets and corresponding lease liabilities for all operating leases on the balance sheet, excluding short-term leases (leases with terms of 12 months or less) as described under ASU No. 2016-02, “Leases (Topic 842).” The majority of our long-term operating lease agreements include options to extend, which are also factored into the recognition of their respective assets and liabilities when appropriate based on management’s assessment of the probability that the options will be exercised. Lease payments are discounted using the rate implicit in the lease, or, if not readily determinable, a third-party secured incremental borrowing rate based on information available at lease commencement. The secured incremental borrowing rate is estimated based on yields obtained from Bloomberg for U.S. consumers with a BB- credit rating and is adjusted for collateralization as well as inflation. Additionally, certain of our lease agreements include escalating rents over the lease terms which, under Topic 842, results in rent being expensed on a straight-line basis over the life of the lease that commences on the date we have the right to control the property.

Self-Insurance Reserves

The Company is partially self-insured for workers’ compensation and general liability claims less than certain dollar amounts and maintains insurance coverage with individual and aggregate limits. The Company also has a basket aggregate limit to protect against losses exceeding $10.0 million (subject to adjustment and certain exclusions) for workers' compensation claims and general liability claims. The Company’s liabilities represent estimates of the ultimate cost for claims incurred, including loss adjusting expenses, as of the balance sheet date. The estimated liabilities are not discounted and are established based upon analysis of historical data, actuarial estimates, regulatory requirements, an estimate of claims incurred but not yet reported, and other relevant factors. Management utilizes independent third-party actuarial studies to help assess the liability on a regular basis.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

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

Fair Value Measurements

The Company estimates fair values in accordance with ASC 820, Fair Value Measurement. ASC 820 provides a framework for measuring fair value and requires disclosures about fair value measurements. ASC 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Additionally, ASC 820 defines levels within a hierarchy based upon observable and non-observable inputs. If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the overall fair value measurement of the instrument.

●	Level 1: Quoted prices in active markets for identical assets or liabilities as of the reporting date;
●	Level 2: Inputs other than quoted prices in active markets for identical assets or liabilities that are either directly or indirectly observable as of the reporting date; and
●	Level 3: Unobservable inputs that reflect the reporting entity’s own estimates about the assumptions market participants would use in pricing the asset or liability.

Derivative Financial Instruments

The Company uses derivative financial instruments to maintain a portion of its long-term debt obligations at a targeted balance of fixed and variable interest rate debt to manage its risk associated with fluctuations in interest rates. We recognize derivative contracts at fair value on the Consolidated Balance Sheets. The fair value is calculated utilizing Level 2 inputs. Unrealized changes in the fair value of hedged derivative instruments are recorded in accumulated other comprehensive (loss) income within the stockholders’ equity section of the Consolidated Balance Sheets.

The effective portion of the gain or loss on the derivatives is reported as a component of comprehensive income within the Consolidated Statements of Operations and Comprehensive Income and reclassified into earnings in the same period in which the hedged transaction affects earnings. The effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item. To the extent changes in fair values of the instruments are not highly effective, the ineffective portion of the hedge is immediately recognized in earnings.

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

.

Use of Estimates

The preparation of the financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amounts of fixed assets and intangibles, asset retirement obligations, allowances for accounts receivable and inventories, reserves for workers' compensation and general liability claims incurred but not reported, and deferred income tax assets and liabilities. Actual results could differ from these estimates.

Revenue Recognition

As of the beginning of fiscal 2018, we adopted Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“Topic 606”) using the modified retrospective transition method which requires that we recognize revenue differently pre- and post-adoption (see “Recent Accounting Pronouncements” for additional information).

We recognize revenue and the related cost of sales when we satisfy the performance obligations in contracts with our customers in accordance with Topic 606. Performance obligations for our retail store sales, as well as for orders placed through our website and shipped to our customers, are satisfied at the point at which the customer obtains control of the inventory, which is typically at the point-of-sale. In some cases, merchandise is not physically ready for transfer to the customer at the point-of-sale, and revenue recognition is deferred until the customer has control of the inventory. Shipping and handling activities are accounted for as activities to fulfill the promise to transfer goods rather than as separate performance obligations as outlined within Topic 606. Payment is generally due from the customer immediately at the point-of-sale for both retail store sales and website sales. The nature of the goods offered include hard surface flooring and related accessories. We do not perform installation services, and we offer free design services in-store. The transaction price recognized in revenues represents the selling price of the products offered. Sales taxes collected are not recognized as revenue as these amounts are ultimately remitted to the appropriate taxing authorities.

Our customers have the right to return the goods sold to them within a reasonable time period, typically 90 days. The right of return is an element of variable consideration as defined within Topic 606. We reserve for future returns of previously sold goods based on historical experience and various other assumptions that we believe to be reasonable. This reserve reduces sales and cost of sales as well as establishes a return asset and refund liability as defined with Topic 606. The return asset is included within prepaid expenses and other current assets, and the refund liability is included within accrued expenses and other current liabilities, each respectively on the Consolidated Balance Sheets. Merchandise exchanges of similar product and price are not considered merchandise returns and, therefore, are excluded when calculating the sales returns reserve.

Gift Cards and Merchandise Credits

We sell gift cards to our customers in our stores and through our website and issue merchandise credits in our stores. We account for the programs by recognizing a liability at the time the gift card is sold or the merchandise credit is issued. The liability is relieved and revenue is recognized upon redemption. Additionally, we recognize breakage income in proportion to the pattern of rights exercised by the customer when we expect to be entitled to breakage. Net sales related to the estimated breakage are included in net sales in the Consolidated Statement of Income. We have an agreement with an unrelated third-party who is the issuer of the Company's gift cards and also assumes the liability for unredeemed gift cards. The Company is not subject to claims under unclaimed property statutes, as the agreement effectively transfers the ownership of such unredeemed gift cards and the related future escheatment liability, if any, to the third-party. Gift card breakage is recognized based upon historical redemption patterns and represents the balance of gift cards for which the Company believes the likelihood of redemption by the customer is remote. Accordingly, in fiscal 2019, fiscal 2018, and fiscal 2017 gift card breakage income of $1,197 thousand, $1,584 thousand, and $757 thousand was recognized in net sales in the Consolidated Statements of Operations and Comprehensive Income, respectively, for such unredeemed gift cards.

Loyalty Program

We completed the roll out of our Pro Premier loyalty program to all stores in the second half of fiscal 2018, which allows customers to earn points through purchases in our stores and our website. Loyalty points are typically awarded at one percent of the relative standalone selling price of the merchandise sold and are recognized at the time of sale as a liability with a corresponding reduction to net sales. Additionally, loyalty breakage is recognized based on the Company’s estimate of the balance of loyalty points for which the likelihood of redemption by the customer is deemed remote. This estimate is determined with assistance from the third party servicer that manages the loyalty program and is based on the Company’s historical redemption trends, market benchmarks for the pattern of redemptions for other retail loyalty programs, and other assumptions related to the likelihood of customer redemptions. We are continuously monitoring redemption patterns and will adjust this rate, as necessary, as the program matures. In fiscal 2019 and fiscal 2018, loyalty breakage of $1,051 thousand and $401 thousand, respectively, was recognized as net sales in the Consolidated Statements of Operations and Comprehensive Income.

Sales Returns and Allowances

The Company accrues for estimated sales returns based on historical results. The allowance for sales returns at December 26, 2019 and December 27, 2018, was $15,437 thousand and $8,335 thousand, respectively.

Cost of Sales

Cost of sales consists of merchandise costs as well as freight, duty, and other costs to transport inventory to our distribution centers and stores. Cost of sales also includes costs for shrinkage, damaged product disposals, distribution, warehousing, sourcing, compliance, and arranging and paying for freight to deliver products to customers. The Company receives cash consideration from certain vendors related to vendor allowances and volume rebates, which is recorded as a reduction to the carrying value of inventory if the inventory is on hand and a reduction to cost of sales when the inventory is sold.

Vendor Rebates and Allowances

Vendor allowances consist primarily of volume rebates that are earned as a result of attaining certain inventory purchase levels and advertising allowances or incentives for the promotion of vendors' products. These vendor allowances are accrued as earned and are estimated based on annual projections.

Vendor allowances earned are initially recorded as a reduction to the carrying value of inventory and a subsequent reduction in cost of sales when the related product is sold. Certain incentive allowances that are reimbursements of specific, incremental, and identifiable costs incurred to promote vendors’ products are recorded as an offset against these promotional expenses.

Total Operating Expenses

Total operating expenses consist primarily of store and administrative personnel wages and benefits, infrastructure expenses, supplies, fixed asset depreciation, store and corporate facility expenses, pre-opening costs, training costs, and advertising costs. Credit card fees, insurance, personal property taxes, legal expenses, and other miscellaneous operating costs are also included.

Advertising Expenses

The Company expenses advertising costs as the advertising takes place. Advertising costs incurred during the years ended December 26, 2019, December 27, 2018, and December 28, 2017, were $65,690 thousand, $55,283 thousand, and $43,560 thousand respectively, and are included in selling and store operating expenses and pre-opening expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income.

Pre-Opening Expenses

The Company accounts for non-capital operating expenditures incurred prior to opening a new store as "pre-opening" expenses in its Consolidated Statements of Operations and Comprehensive Income. The Company's pre-opening expenses begin on average three to six months in advance of a store opening or relocating due to, among other things, the amount of time it takes to prepare a store for its grand opening. Pre-opening expenses primarily include: advertising, rent, staff training, staff recruiting, utilities, personnel, and equipment rental. A store is considered to be relocated if it is closed temporarily and re-opened within the same primary trade area. Pre-opening expenses for the years ended December 26, 2019, December 27, 2018, and December 28, 2017, totaled $24,594 thousand, $26,145 thousand, and $16,485 thousand, respectively.

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

Stock-Based Compensation

The Company accounts for employee stock options, restricted stock, and employee stock purchase plans in accordance with ASC 718, Compensation – Stock Compensation. The Company obtains independent third-party valuation studies to assist with determining the grant date fair value of our stock price. Stock options are granted with exercise prices equal to or greater than the fair market value on the date of grant as authorized by the board of directors or compensation committee. Options granted have vesting provisions ranging from one to five years. Stock option grants are generally subject to forfeiture if employment terminates prior to vesting. The Company has selected the Black-Scholes option pricing model for estimating the grant date fair value of stock option awards granted. The Company bases the risk-free interest rate on the yield of a zero coupon U.S. Treasury security with a maturity equal to the expected life of the option from the date of the grant. The Company estimates the dividend yield to be zero as the Company does not intend to pay dividends in the future. The Company estimates the volatility of the share price of its common stock by considering the historical volatility of the stock of similar public entities. The Company considers a number of factors in determining the appropriateness of the public entities included in the volatility assumption, including the entity's life cycle stage, growth profile, size, financial leverage, and products offered. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period based on the number of years for which the requisite service is expected to be rendered.

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

Segments

The Company operates as a specialty retailer of hard surface flooring and related accessories through retail stores located in the United States and through its website. Operating segments are defined as components of an entity for which discrete financial information is available and that is regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has determined that it has one operating segment and one reportable segment as the CODM reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. In addition, the Company concluded that economic and operating characteristics are similar across its retail operations, including the net sales, gross profit and gross margin, and operating income of its retail stores as well as the product offerings, marketing initiatives, operating procedures, store layouts, employee incentive programs, customers, methods of distribution, competitive and operating risks, and the level of shared resources across the business.

Recently Adopted Accounting Pronouncements

Goodwill. In January 2017, the FASB issued ASU No. 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This standard simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. ASU No. 2017-04 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted after January 1, 2017. The Company elected to early adopt this standard during the fourth quarter of 2017. The amendments in this update should be applied using a prospective approach. The adoption of ASU No. 2017-04 did not have a material impact on the Company's consolidated financial statements.

Income Taxes. In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” This standard update requires an entity to recognize the income tax consequences of intra-entity transfers of assets other than inventory when the transfer occurs. ASU No. 2016-16 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The amendments in this update should be applied using a modified retrospective approach. The adoption of ASU No. 2016-16 did not have a material impact on the Company's consolidated financial statements.

Leases. In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, “Leases (Topic 842).” ASU No. 2016-02 requires that lessees recognize lease assets and lease liabilities on the balance sheet with an option to exclude short-term leases (leases with terms of 12 months or less). The guidance also requires disclosures about the amount, timing, and uncertainty of cash flows arising from leases. We adopted the ASU in the first quarter of fiscal 2019 using the modified retrospective approach. The cumulative effect adjustment upon adoption resulted in a $179 thousand opening balance sheet reduction to retained earnings. The adoption of ASU No. 2016-02 had a material impact on the Company’s Consolidated Balance Sheets but did not have a material impact on the Company’s Consolidated Statements of Operations and Comprehensive Income or Consolidated Statements of Cash Flows. See Note 9, “Commitments and Contingencies,” for additional information related to the Company’s leases.

Revenue from Contracts with Customers. In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU No. 2014-09 provides new guidance related to the core principle that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services provided. We adopted this standard in the first quarter of fiscal 2018 using the modified retrospective approach, effective December 29, 2017. The cumulative adjustment upon adoption primarily resulted in a reduction of deferred revenue and related inventories and an increase to retained earnings of $7.8 million, net of tax. The adoption of ASU No. 2014-09 did not have a material impact to the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

Implementation Costs Incurred in Cloud Computing Arrangements. In August 2018, the FASB issued ASU No. 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract”. ASU No. 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This new guidance will be effective for public companies for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, and early adoption is permitted. Subsequent to the adoption of ASU No. 2018-15, the Company will capitalize such costs within prepaid expenses and other current assets or other assets on the Consolidated Balance Sheets and will recognize expense within general and administrative expenses or other operating costs on the Consolidated Statements of Operations and Comprehensive Income, consistent with where the expense associated with the hosting element of the arrangement are presented. The Company does not expect the adoption of ASU No. 2018-15 to have a material impact to its consolidated financial statements.

Credit Losses. In June 2016, the FASB issued ASU No. 2016-03, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which modifies the measurement approach for credit losses on financial assets measured on an amortized cost basis from an 'incurred loss' method to an 'expected loss' method. The amended guidance requires the measurement of expected credit losses to be based on relevant information, including historical experience, current conditions, and a reasonable and supportable forecast that affects the collectability of the related financial asset. The amended guidance will be effective for public companies in the first quarter of fiscal 2020. The Company does not expect the adoption of ASU No. 2016-03 to have a material impact to its consolidated financial statements.

Simplifying the Accounting for Income Taxes. In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The ASU also clarifies and amends existing guidance to improve consistent application among reporting entities. The guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

.

2. Revenues

Net sales consist of revenue associated with contracts with customers for the sale of goods in amounts that reflect the consideration the Company is entitled to receive in exchange for those goods and services.

Deferred Revenue

Under Topic 606, the Company recognizes revenue when the customer obtains control of the inventory. Amounts in deferred revenue at period-end reflect orders for which the inventory is not currently ready for physical transfer to the customer.

Gift Card Breakage

Under Topic 606, gift card breakage income is recognized in proportion to the pattern of rights exercised by the customer when the Company expects to be entitled to breakage. The amount of revenue related to gift card breakage income for the fiscal year ended December 26, 2019 was immaterial to the consolidated financial statements.

Disaggregated Revenue

The Company has one operating segment and one reportable segment. The following table presents the net sales of each major product category for each of the last three fiscal years (in thousands):

	Fiscal Year Ended
	December 26, 2019		December 27, 2018		December 28, 2017
		% of		% of		% of
Product Category	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales
Tile	$523,076	26%	$476,337	27%	$419,745	30%
Laminate / luxury vinyl plank	442,171	22	316,109	18	208,238	15
Decorative accessories/ wall tile	393,908	19	325,139	19	257,684	19
Installation materials and tools	346,356	17	272,994	16	217,427	16
Wood	202,888	10	192,087	12	167,152	12
Natural stone	127,975	6	113,565	7	104,670	8
Other (1)	9,082	—	13,617	1	9,851	—
Total	$2,045,456	100%	$1,709,848	100%	$1,384,767	100%

(1)	Other includes delivery revenue less adjustments for deferred revenue, sales return reserves, rewards under our Pro Premier Loyalty program, and other revenue related adjustments that are not allocated on a product-level basis.

.

3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 26,	December 27,
	2019	2018
Accrued incentive compensation	$18,635	$12,473
Sales tax payable	14,304	12,046
Accrued construction in progress new stores	10,043	9,421
Insurance reserve incurred but not reported	9,399	8,229
Wages and payroll tax payable	8,328	6,936
Loyalty program liability	6,649	2,274
Other	35,449	30,659
Accrued expenses and other current liabilities	$102,807	$82,038

4. Fixed Assets

Fixed assets as of December 26, 2019 and December 27, 2018, consisted of the following (in thousands):

	December 26,	December 27,
	2019	2018
Furniture, fixtures and equipment	$236,555	$174,663
Leasehold improvements	321,334	216,461
Computer software and hardware	113,975	83,628
Land	8,715	5,297
Fixed assets, at cost	680,579	480,049
Less: accumulated depreciation and amortization	224,290	151,683
Fixed assets, net	$456,289	$328,366

Depreciation and amortization on fixed assets for the years ended December 26, 2019, December 27, 2018, and December 28, 2017, were $69,856 thousand, $50,478 thousand, and $36,255 thousand, respectively.

5. Intangible Assets

The following summarizes the balances of identifiable intangible assets as of December 26, 2019 and December 27, 2018 (in thousands):

	December 26, 2019			December 27, 2018
		Gross		Gross
	Estimated	Carrying	Accumulated	Carrying	Accumulated
	Useful Lives	Amount	Amortization	Amount	Amortization
Amortizable intangible asset:
Vendor relationships	10 years	$319	$(289)	$319	$(258)
Indefinite-lived intangible asset:
Trade names		109,269	—	109,269	—
Total		$109,588	$(289)	$109,588	$(258)

Amortization expense related to amortizable intangible assets for the years ended December 26, 2019, December 27, 2018 and December 28, 2017, was $31 thousand, $32 thousand, and $32 thousand, respectively. Estimated intangible asset amortization for vendor relationships is $30 thousand for fiscal 2020, after which the asset will be fully amortized.

6. Income Taxes

The components of the provision for income taxes are as follows (in thousands):

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	December 26,	December 27,	December 28,
	2019	2018	2017
Current expense / (benefit):
Federal	$7,975	$5,496	$(4,097)
State	2,358	1,669	479
Total current expense / benefit	10,333	7,165	(3,618)
Deferred expense / (benefit):
Federal	(6,522)	922	(250)
State	(4,062)	(1,890)	(368)
Total deferred (benefit) / expense	(10,584)	(968)	(618)
Provision for income taxes	$(251)	$6,197	$(4,236)

The following is a summary of the differences between the total provision for income taxes as shown on the financial statements and the provision for income taxes that would result from applying the federal statutory tax rate of 21% for the years ended December 26, 2019 and December 27, 2018 (35% for the year ended December 28, 2017) to income before income taxes (in thousands).

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	December 26,	December 27,	December 28,
	2019	2018	2017
Computed “expected” provision at statutory rate	$31,580	$25,700	$34,499
State income taxes, net of federal income tax benefit	(1,364)	(627)	(28)
Permanent differences:
Excess tax benefit related to options exercised	(29,441)	(17,478)	(20,762)
Non-qualified option holder dividend equivalent	—	—	—
Other	543	457	691
Total permanent differences	(28,898)	(17,021)	(20,071)
Change in U.S. tax rate	—	(573)	(17,850)
Provision to return	(282)	(739)	(63)
Federal tax credits	(1,306)	(685)	(577)
Other, net	19	142	(146)
Provision for income taxes	$(251)	$6,197	$(4,236)

The permanent differences of $29,441 thousand, $17,478 thousand, and $20,762 thousand in fiscal 2019, fiscal 2018, and fiscal 2017, respectively, are the federal benefits due to the recognition of excess tax deductions for stock options exercised. In the table above, the 2019, 2018, and 2017 state benefits related to the recognition of excess tax benefits of $5.6 million, $3.3 million, and $1.0 million, respectively, are included in state income taxes, net of federal income tax benefit.

The Tax Cuts and Jobs Act (the “Act “), which was enacted on December 22, 2017, reduced the U.S. federal corporate income tax rate from 35% to 21% and created new taxes that may apply on certain foreign sourced earnings. In fiscal 2017 and the first nine months of fiscal 2018, we recorded provisional amounts for certain enactment-date effects of the Act by applying the guidance in Staff Accounting Bulletin No. 118 (“SAB 118”). As of December 28, 2017, we remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%, and recorded a provisional amount of $17.9 million. Upon further analysis of certain aspects of the Act and refinement of our calculations prior to the end of the measurement period and during the twelve months ended December 27, 2018, we completed our accounting for all the enactment-date income tax effects of the Act and adjusted our provisional amount by an additional $600 thousand, which was included as a component of income tax expense from continuous operations. The changes to 2017 enactment-date provisional amounts decreased the effective tax rate for the year ended December 27, 2018 by 0.47%.

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and (liabilities) are presented below (in thousands):

	Fiscal Year Ended	Year Ended
	December 26,	December 27,
	2019	2018
Deferred tax assets:
Accruals not currently deductible for tax purposes	$2,820	$13,338
Tenant improvement allowances	—	9,239
Inventories	5,283	3,948
Stock based compensation	3,984	3,684
Other intangibles	313	361
Gift card liability	453	242
Litigation accrual	139	172
Lease liabilities	233,106	—
Other	3,718	2,858
Total deferred tax assets	249,816	33,842
Deferred tax liabilities:
Intangible assets	(26,939)	(27,023)
Fixed assets	(35,576)	(30,681)
Right-of-use assets	(203,028)	—
Other	(2,651)	(2,976)
Total deferred tax liabilities	(268,194)	(60,680)
Net deferred tax liabilities	$(18,378)	$(26,838)

The Company generated $719 thousand and $776 thousand of tax-effected state net operating losses in fiscal 2019 and fiscal 2018, respectively; as of December 26, 2019, approximately $2.8 million of tax-effected state net operating losses were available to reduce future income taxes. The state net operating losses expire in various amounts beginning in 2032.

In assessing the realization of deferred tax assets, including net operating losses, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in prior carryback periods, future reversals of existing taxable temporary differences, tax planning strategies, and future taxable income exclusive of reversing temporary differences and carryforwards in making this assessment, and accordingly, has concluded that no valuation allowance is necessary as of December 26, 2019 or December 27, 2018.

The Company files income tax returns with the U.S. Federal government and various state jurisdictions. Prior tax years beginning in year 2016 remain open to examination by the Internal Revenue Service (“IRS”). We are currently under federal audit by the IRS for the 2017 tax year. Unrecognized tax benefits were $0.4 million as of December 26, 2019, and there were no unrecognized tax benefits as of December 27, 2018 and December 28, 2017 that if recognized, would affect the effective tax rate in future periods. The Company's policy is to classify interest and penalties related to unrecognized tax benefits in income tax expense.

7. Fair Value Measurements

We measured certain financial assets and financial liabilities at fair value on a recurring basis as follows for the periods presented.

	As of
	December 26,
(in thousands)	2019	Level 1	Level 2	Level 3
Designated as hedges:
Interest rate cap (cash flow hedge)	$20	$—	$20	$—
Not designated as hedges:
Interest rate cap	$—	$—	$—	$—

	As of
	December 27,
(in thousands)	2018	Level 1	Level 2	Level 3
Designated as hedges:
Interest rate cap (cash flow hedge)	$1,076	$—	$1,076	$—
Not designated as hedges:
Interest rate cap	$1,075	$—	$1,075	$—

Our derivative contracts are negotiated with counterparties without going through a public exchange. Accordingly, our fair value assessments give consideration to the risk of counterparty default (as well as our own credit risk). Our interest rate derivatives consist of interest rate cap contracts and are valued primarily based on data readily observable in public markets.

See Note 1, “Summary of Significant Accounting Policies” and Note 5, “Intangible Assets” for a discussion of the valuation of goodwill and intangible assets, respectively. See Note 10, “Debt” for discussion of the fair value of the Company’s debt.

The estimated fair values of other financial assets and liabilities including cash and cash equivalents, receivables, prepaid expenses and other current assets, other assets, accounts payable, and accrued expenses and other current liabilities approximate their respective fair values as reported within the Consolidated Balance Sheets.

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

Derivative Position as of December 26, 2019:

			Final Maturity	Other	AOCI, Net
(in thousands)	Notional Balance		Date	Assets	of Tax
Designated as hedges:
Interest rate cap (cash flow hedge)	$102,500	U.S. dollars	December 2021	$20	$236
Not designated as hedges:
Interest rate cap	$102,500	U.S. dollars	December 2021	$—	$(43)

Derivative Position as of December 27, 2018:

			Final Maturity	Other	AOCI, Net
(in thousands)	Notional Balance		Date	Assets	of Tax
Designated as hedges:
Interest rate cap (cash flow hedge)	$102,500	U.S. dollars	December 2021	$1,076	$177
Not designated as hedges:
Interest rate cap	$102,500	U.S. dollars	December 2021	$1,075	$9

Designated Hedge Gain (Losses)

Gains (losses) related to our designated hedge contracts are as follows:

	Effective Portion Reclassified			Effective Portion Recognized in
	From AOCI to Earnings			Other Comprehensive Income (Loss)
	Fiscal Year Ended			Fiscal Year Ended
	December 26,	December 27,	December 28,	December 26,	December 27,	December 28,
(in thousands)	2019	2018	2017	2019	2018	2017
Interest rate cap (cash flow hedge)	$—	$—	$—	$(379)	$391	$(381)
Interest rate swaps (cash flow hedges)	$—	$—	$—	$—	$—	$—

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

The counterparties to our derivative contracts are financial institutions with investment grade credit ratings. To manage our credit risk related to our derivative financial instruments, we periodically monitor the credit risk of our counterparties, limit our exposure in the aggregate and to any single counterparty, and adjust our hedging position, as appropriate. The impact of credit risk, as well as the ability of each party to fulfill its obligations under our derivative financial instruments, is considered in determining the fair value of the contracts. Credit risk has not had a significant effect on the fair value of our derivative contracts. We do not have any credit risk-related contingent features or collateral requirements with our derivative financial instruments.

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

The majority of our long-term operating lease agreements are for our corporate office, retail locations, and distribution centers, which expire in various years through 2040. The initial lease terms for these facilities range from 10-15 years, with the exception of three buildings which have 20-year initial lease terms. The majority of our building leases also include options to extend, which are factored into the recognition of their respective assets and liabilities when appropriate based on management’s assessment of the probability that the options will be exercised. Additionally, one building lease contains variable lease payments, which are determined based on a percentage of retail sales over a contractual level, and we sublease real estate within one distribution center to a third party. Certain of our lease agreements include escalating rents over the lease terms which, under Topic 842, results in rent being expensed on a straight-line basis over the life of the lease that commences on the date we have the right to control the property. Our lease agreements do not contain any residual value guarantees or restrictive covenants that would reasonably be expected to have a material impact on our business.

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

Lease Position

The table below presents supplemental balance sheet information related to operating leases.

		As of
in thousands, except lease term and discount rate	Classification	December 26, 2019
Assets
Building	Right-of-use assets	$808,989
Equipment	Right-of-use assets	7,322
Land	Right-of-use assets	2,378
Software	Right-of-use assets	3,567
Total operating lease assets		$822,256
Liabilities
Current
Building	Current portion of lease liabilities	$67,500
Equipment	Current portion of lease liabilities	3,758
Land	Current portion of lease liabilities	170
Software	Current portion of lease liabilities	3,164
Total current operating lease liabilities		74,592
Noncurrent
Building	Lease liabilities	837,510
Equipment	Lease liabilities	3,902
Land	Lease liabilities	2,357
Software	Lease liabilities	500
Total noncurrent operating lease liabilities		844,269
Total operating lease liabilities		$918,861

Weighted-average remaining lease term		10 years
Weighted-average discount rate		5.3%

Lease Costs

The table below presents components of lease expense for operating leases.

		Fiscal Year Ended
in thousands	Classification	December 26, 2019
Operating lease cost (1)	Selling and store operating	$116,623
Sublease income	Selling and store operating	(2,414)
Total lease cost		$114,209
(1)	Includes variable lease costs, which are immaterial.

Undiscounted Cash Flows

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 26, 2019, were:

in thousands	Amount
2020	$122,303
2021	127,449
2022	120,091
2023	116,505
2024	113,019
Thereafter	622,954
Total minimum lease payments (2)	$1,222,321
Less: amount of lease payments representing interest	303,460
Present value of future minimum lease payments	918,861
Less: current obligations under leases	74,592
Long-term lease obligations	$844,269
(2)	Future lease payments exclude approximately $165.8 million of legally binding minimum lease payments for operating leases signed but not yet commenced.

For the year ended December 26, 2019, cash paid for operating leases was $112.8 million.

Right-of-Use Asset Impairment and Write Off

During the third quarter of fiscal 2019, we began the move from our former store support center in Smyrna, Georgia to a nearby location in Atlanta, Georgia. Prior to this period, we expected to fully cover future payments under the operating lease agreement with proceeds from a sublease. As of the end of our fiscal third quarter, we no longer expected to find a sublease tenant that would fully cover these future payments and concluded that the right-of-use asset related to the operating lease was not recoverable. Therefore, we determined the fair value of the right-of-use asset based on a discounted cash flow analysis reflective of the income expected from a sublease. Based on the excess of the asset’s carrying value over fair value, we recognized an impairment of $4.1 million in the third quarter of fiscal 2019 in general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income.

In addition, during the fourth quarter of fiscal 2019, we completed the move to our new location and terminated the lease for our previous store support center facility in Smyrna, Georgia. As a result, we recognized a loss of $1.9 million related to the settlement of our remaining obligations under the lease and the write off of the remaining right-of-use asset for the facility upon lease termination. This loss was recognized in general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income.

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

10. Debt

The following table summarizes our long-term debt as of December 26, 2019 (dollars in thousands):

		Interest Rate Per
		Annum at
	Maturity	December 26,		December 26,	December 27,
	Date	2019		2019	2018
Credit Facilities:
UBS Facility Term Loan B	September 30, 2023	4.77%	Variable	$145,500	$149,000
Wells Facility Revolving Line of Credit	September 30, 2021	4.25%	Variable	—	—
Total secured debt				145,500	149,000
Less: current maturities				—	3,500
Long-term debt maturities				145,500	145,500
Less: unamortized discount and debt issuance costs				2,894	3,666
Total long-term debt				$142,606	$141,834

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

Term Loan Facility

As of December 26, 2019, the Term Loan Facility had an outstanding balance of $145.5 million, all due and payable at maturity. The Term Loan Facility matures on September 30, 2023.

As of December 26, 2019, the Term Loan Facility bore interest based on one of the following rates, at the Company’s option:

i)	Adjusted LIBOR Rate plus a margin of 2.50%
ii)	Base Rate plus a margin of 1.50%. Base Rate defined as the greater of the following:
(a)	the base rate in effect on such day,
(b)	the federal funds rate plus 0.50%,
(c)	the adjusted LIBOR rate for the interest period of one month plus a margin of 1.00%

ABL Facility

As of December 26, 2019, the ABL Facility had a maximum availability of $300.0 million with actual available borrowings limited to the sum, at the time of calculation, of eligible credit card receivables, plus the cost of eligible inventory, net of inventory reserves, multiplied by the product of an appraisal percentage multiplied by the appraised value of eligible inventory, plus 85% of eligible net trade receivables, plus all eligible cash on hand minus certain Availability Reserves (as defined in the credit agreement governing the ABL Facility). The ABL Facility is available for issuance of letters of credit and contains $30.0 million for standby letters of credit and commercial letters of credit. Available borrowings under the facility are reduced by the face amount of outstanding letters of credit. The ABL Facility matures on September 30, 2021. As of December 26, 2019, the borrowings bear interest at a floating rate, which is based on one of the following rates at the option of the Company:

i)	LIBOR Rate plus a margin percentage ranging from 1.25% to 1.50% based on the level of borrowings or
ii)	Base Rate plus a margin (ranging from 0.25% to 0.50% based on the level of borrowings). The Base Rate is defined as the highest of the following:
(a)	the federal funds rate plus 0.50%,
(b)	Adjusted LIBOR Rate plus 1.00%, or
(c)	the lender’s prime rate

As of December 26, 2019, the Company had net availability under the ABL Facility of $279,488 thousand, including outstanding letters of credit of $20,512 thousand. The total minimum debt payment of $145,500 thousand is due at maturity in 2023.

Covenants

The credit agreements governing our Credit Facilities contain customary restrictive covenants that, among other things and with certain exceptions, limit the ability of the Company to (i) incur additional indebtedness and liens in connection with such indebtedness; (ii) pay dividends and make certain other restricted payments; (iii) effect mergers or consolidations; (iv) enter into transactions with affiliates; (v) sell or dispose of property or assets and (vi) engage in unrelated lines of business. In addition, these credit agreements subject us to certain reporting obligations and require that we satisfy certain financial covenants, including, among other things:

•

a requirement that if borrowings under the ABL Facility exceed 90% of availability, we will maintain a certain fixed charge coverage ratio (defined as consolidated EBITDA less non-financed capital expenditures and income taxes paid to consolidated fixed charges, in each case as more fully defined in the credit agreement governing the ABL Facility).

The Term Loan Facility has no financial maintenance covenants. As of December 26, 2019, we were in compliance with the covenants of the Credit Facilities.

Deferred Debt Issuance Cost and Original Issue Discount

Deferred debt issuance cost related to our ABL Facility and our prior asset-based revolving credit facility of $574 thousand and $902 thousand as of December 26, 2019 and December 27, 2018, respectively, are included in other assets on our Consolidated Balance Sheets. Deferred debt issuance cost and original issue discount related to our Term Loan Facility of $2,894 thousand and $3,666 thousand as of December 26, 2019 and December 27, 2018, respectively, are included in term loans on our Consolidated Balance Sheets. Amortization expense was $1,100 thousand, $1,045 thousand, and $1,205 thousand for the years ended December 26, 2019, December 27, 2018, and December 28, 2017, respectively.

Fair Value of Debt

The fair values of certain of the Company’s debt instruments have been determined by utilizing Level 3 inputs, such as available market information and appropriate valuation methodologies, including the rates for similar instruments and the discounted cash flows methodology. Market risk associated with our fixed and variable rate long-term debt relates to the potential change in fair value and negative impact to future earnings, respectively, from a change in interest rates. The aggregate fair value of debt was based primarily on discounted cash flows utilizing estimated interest rates, maturities, credit risk, and underlying collateral and is classified primarily as Level 3 within the fair value hierarchy. At December 26, 2019 and December 27, 2018, the fair values of the Company’s debt are as follows (in thousands):

	December 26,	December 27,
in thousands	2019	2018
Total debt at par value	$145,500	$149,000
Less: unamortized discount and debt issuance costs	2,894	3,666
Net carrying amount	$142,606	$145,334
Fair value	$145,136	$147,883

11. Stockholders’ Equity

Common Stock

The Company has three classes of common stock: Class A, Class B, and Class C. The holders of Class A common stock, Class B common stock, and Class C common stock are entitled to share equally, on a per share basis, in dividends or other distributions. Class A common stockholders are entitled to one vote per share held. Class B and Class C common stockholders have no voting rights, except as otherwise provided by law. In the event of the voluntary liquidation or dissolution of the Company, each class of stock will share equally, on a per share basis, in all the assets of the Company that are available for distribution to stockholders.

Conversion Features

On May 2, 2017, all of the Class B common stock outstanding shares were converted to Class A common stock upon completion of the Company’s initial public offering.

On July 26, 2017, all of the outstanding shares of Class C common stock were converted to Class A common stock.

Stock Incentive Plans

 On January 13, 2011, the Company adopted the 2011 Stock Option Plan (as amended, restated, supplemented or otherwise modified from time to time, the “2011 Plan”) to provide for the grant of stock options to employees (including officers), consultants and non-employee directors of the Company and its subsidiaries. Pursuant to the terms of the 2011 Plan, the Company was authorized to grant options for the purchase of up to 12,520,407 shares as of December 29, 2016 and 10,780,970 shares as of December 31, 2015. As of December 29, 2016 and December 31, 2015, there were 179,575 and 104,269 shares available for grant pursuant to awards under the 2011 Plan, respectively.

We ceased granting awards under the 2011 Plan upon the implementation of the 2017 Plan, described below.

On April 13, 2017, the board of directors approved the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan (the “2017 Plan”), which was subsequently approved by the Company’s stockholders. The 2017 Plan authorizes the Company to grant options and restricted stock awards to eligible employees (including officers), consultants, and non-employee directors up to an aggregate of 5,000,000 shares of Class A common stock. In connection with the IPO, the Company granted options to purchase an aggregate of 1,254,465 shares of our Class A common stock to certain of our eligible employees and 15,475 shares of restricted stock to certain of our non-employee directors, in each case pursuant to the 2017 Plan and based on the public offering price of $21.00 per share. As of December 26, 2019 and December 27, 2018, there were 2,806,549 and 2,850,768 shares available for grant pursuant to awards under the 2017 Plan, respectively.

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

On February 28, 2019, certain of the Company’s certain of the Company’s stockholders completed a secondary public offering (the “February Secondary Offering”) of an aggregate of 10,000,000 shares of common stock at a price to the public of $37.50 per share. The Company did not sell any shares in the February Secondary Offering and did not receive any proceeds from the sales of shares by the selling stockholders.

Stock Options

The Company accounts for stock-based compensation pursuant to ASC 718, Compensation – Stock Compensation, which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation, net of forfeitures, over the requisite service period for awards expected to vest.

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

The fair value of stock option awards granted was estimated using the Black-Scholes pricing model with the following weighted-average assumptions:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	December 26,	December 27,	December 28,
	2019	2018	2017
Risk-free interest rate	2.06%	3.05%	2.06%
Expected volatility	45%	42%	39%
Expected life (in years)	6.68	6.29	6.50
Dividend yield	—%	—%	—%

The Company estimates the volatility of the share price of its common stock by considering the historical volatility of the stock of similar public entities. In determining the appropriateness of the public entities included in the volatility assumption, the Company considered a number of factors, including the entity’s life cycle stage, growth profile, size, financial leverage, and products offered.

The table below summarizes the changes in stock options for the following periods:

					Weighted
				Weighted	Average Fair
		Weighted	Options	Average	Value/Share of
		Average	Exercisable	Exercise Price	Options
		Exercise	at End	of Exercisable	Granted During
	Options	Price	of Year	Options	the Year
Outstanding at December 29, 2016	11,979,111	$5.34	8,151,056	$4.20	$—
Granted	1,339,668	21.68	—	—	9.20
Exercised	(1,828,339)	4.85	—	—	—
Forfeited or expired	(236,354)	9.17	—	—	—
Outstanding at December 28, 2017	11,254,086	7.28	7,448,532	4.52	—
Granted	926,775	34.07	—	—	15.63
Exercised	(2,069,195)	5.09	—	—	—
Forfeited or expired	(258,838)	13.12	—	—	—
Outstanding at December 27, 2018	9,852,828	10.11	6,409,257	5.21	—
Granted	157,904	42.42	—	—	20.38
Exercised	(3,740,749)	5.03	—	—	—
Forfeited or expired	(232,904)	21.97	—	—	—
Outstanding at December 26, 2019	6,037,079	$13.64	3,673,657	$8.25	$—

The intrinsic value for stock options is defined as the difference between the exercise price and the value of the Company’s common stock (on a minority, non-marketable basis). The per share value of the Company’s common stock as of December 26, 2019, was $50.30. The intrinsic value of stock options exercised was $146,625 thousand and $87,151 thousand for the years ended December 26, 2019 and December 27, 2018, respectively. The aggregate intrinsic value of stock options outstanding as of December 26, 2019, was $221,303 thousand with a weighted-average remaining contractual life of 5.4 years. The aggregate intrinsic value of stock options exercisable as of December 26, 2019, was $154,483 thousand with a weighted-average remaining contractual life of 4.0 years. The Company’s total unrecognized compensation cost related to stock options as of December 26, 2019, was $19,126 thousand, which is expected to be recognized over a weighted average period of 2.7 years.

Restricted Stock

During fiscal 2019, we granted 24,207 shares of restricted stock to an executive employee. Restricted stock granted have vesting provisions of 25% on the third anniversary of the grant date and 75% on the fourth anniversary of the grant date, and the aggregate fair value of restricted stock outstanding as of December 26, 2019 was $1,863 thousand. As of December 26, 2019, there were 37,032 shares of restricted stock outstanding. The Company’s total unrecognized compensation cost related to restricted stock as of December 26, 2019, was $1,093 thousand, which is expected to be recognized over a weighted average period of 2.9 years.

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

Employee Stock Purchase Plan

At our 2018 annual meeting of stockholders held on May 17, 2018, our stockholders approved the Floor & Decor Holdings, Inc. Employee Stock Purchase Plan (the “ESPP”), which became available to substantially all of our employees beginning in the third quarter of fiscal 2018. The ESPP is a tax-qualified plan under Section 423 of the Internal Revenue Code, and it permits eligible employees to purchase shares of our common stock through payroll deductions, subject to certain limitations. The Company has designated a purchase price per share of common stock acquired under the ESPP at the lesser of 90% of the lower of the fair market value of our common stock on either the first or last trading day of each six-month offering period. There are 1,500,000 shares of our Class A common stock, par value $0.001 per share, approved for issuance under the ESPP, 104,363 of which were issued during fiscal 2019. During fiscal 2019 and fiscal 2018, the Company recognized $523 thousand and $333 thousand of stock-based compensation expense related to the ESPP, respectively.

Deferred Compensation Plan

In October 2019, the Company adopted the 2019 Director Nonqualified Excess Plan (the “Plan”) to provide for certain employees or independent contractors of the employer (including directors) to elect to defer compensation, including restricted stock grants, until they separate from service. The Plan is intended to be a nonqualified deferred compensation plan that complies with the provisions of Section 409A of the Internal Revenue Code and is effective for compensation starting in fiscal 2020.

12. Earnings Per Share

Net Income per Common Share

We calculate basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effect of stock options.

The following table shows the computation of basic and diluted earnings per share for the periods presented:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	December 26,	December 27,	December 28,
in thousands, except per share data	2019	2018	2017
Net income	$150,631	$116,187	$102,788
Basic weighted average shares outstanding	99,435	96,770	90,951
Dilutive effect of share based awards	5,527	7,791	8,709
Diluted weighted average shares outstanding	104,962	104,561	99,660
Basic earnings per share	$1.51	$1.20	$1.13
Diluted earnings per share	$1.44	$1.11	$1.03

The following potentially dilutive securities were excluded from the calculation of diluted earnings per share as a result of their anti-dilutive effect:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	December 26,	December 27,	December 28,
in thousands	2019	2018	2017
Stock options	971	298	849

13. Selected Quarterly Financial Information (unaudited)

The following tables present the Company’s unaudited quarterly results for fiscal 2019 and fiscal 2018.

	Fiscal 2019
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$477,050	$520,311	$521,093	$527,002
Gross profit	201,374	217,823	213,788	230,029
Net income	30,720	43,596	40,974	35,341
Basic earnings per share	0.31	0.44	0.41	0.35
Diluted earnings per share	0.29	0.42	0.39	0.34

	Fiscal 2018
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$402,948	$434,279	$435,882	$436,739
Gross profit	165,386	177,638	178,226	181,018
Net income	31,871	39,846	26,568	17,902
Basic earnings per share	0.33	0.41	0.27	0.18
Diluted earnings per share	0.30	0.38	0.25	0.17

14. Subsequent Event

Credit Facility Amendments

Term Loan Facility Amendments

On February 14, 2020, we entered into a repricing and general amendment to the credit agreement governing our senior secured term loan facility (as amended, the “Amended Term Loan Facility”) that, among other things, (a) refinanced our existing term loan facility with a new term loan facility in the aggregate principal amount of approximately $144.6 million, and (b) extended the stated maturity date under the Amended Term Loan Facility to February 14, 2027. The Amended Term Loan Facility also includes an “accordion” feature that allows us, under certain circumstances, to increase the size of the facility by an amount up to the greater of $270.0 million or 100% of Consolidated EBITDA (as defined in the Amended Term Loan Facility), subject to certain additional adjustments.

The amendment to the Amended Term Loan Facility also amended the margin applied to loans to (x) in the case of ABR Loans (as defined in the Amended Term Loan Facility), from 1.75% or 1.50% per annum (based on credit rating tests) to 1.00% per annum (subject to a leverage-based step-up to 1.25% if certain leverage ratio tests are satisfied), and (y) in the case of Eurodollar Loans (as defined in the Amended Term Loan Facility), from 2.75% or 2.50% per annum (based on credit rating tests) to 2.00% per annum (subject to a leverage-based step-up to 2.25% if certain leverage ratio tests are satisfied) (subject to a 0.00% floor on Eurodollar Loans). The material terms of the Amended Term Loan Facility were otherwise unchanged.

ABL Facility Amendments

On February 14, 2020, we entered into a repricing and general amendment to the credit agreement governing our revolving credit facility (as amended, the “Amended ABL Facility”) that, among other things, (a) increased our revolving commitments to a total aggregate principal amount of $400.0 million, and (b) extended the stated maturity date under the Amended ABL Facility to February 14, 2025. The Amended ABL Facility also includes an “accordion” feature that allows us under certain circumstances, to increase the size of the facility by an amount up to $100.0 million, or such higher amount as may be agreed to by the Required Lenders (as defined in the Amended ABL Facility).

The amendment to the Amended ABL Facility also amended the margin applied to loans and letters of credit to (x) in the case of base rate loans, from 0.25% or 0.50% per annum (based on availability) to a flat rate of 0.25% per annum, (y) in the case of LIBOR loans and letter of credit fees for standby letters of credit, from 1.25% or 1.50% per annum (based on availability) to a flat rate of 1.25% per annum (subject to a 0.00% floor on LIBOR loans) and (z) in the case of letter of credit fees for commercial letters of credit, from 0.75% or 1.00% per annum (based on availability) to a flat rate of 0.75% per annum. The material terms of the Amended ABL Facility were otherwise unchanged.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.           CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 26, 2019, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 26, 2019, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 26, 2019.

Ernst & Young LLP, our independent registered public accounting firm, has issued an unqualified opinion on the effectiveness of internal control over financial reporting as of December 26, 2019, which is included in “Part II, Item 8 - Financial Statements and Supplementary Data.”

Remediation of Material Weakness

As disclosed in “Part II, Item 9A - Controls and Procedures” in our 2018 Annual Report, management concluded that there was a material weakness in our internal control over financial reporting related to ineffective information technology general controls (“ITGCs”) in the areas of user access and program change management over certain information technology systems and in the reports generated from these systems used in the execution of controls that supported the Company’s financial reporting processes.

During fiscal 2019, we evaluated, designed, and implemented controls and procedures to address this material weakness in our internal control over financial reporting. These measures included: (i) creating and filling an information technology compliance oversight function; (ii) developing a training program addressing ITGCs and policies, including educating control owners concerning the principles and requirements of each control, with a focus on those related to user access and change-management over information technology systems impacting financial reporting; (iii) developing and maintaining documentation underlying ITGCs to enhance control knowledge across the entire IT organization; (iv) developing enhanced risk assessment procedures and controls related to changes in information technology systems; (v) implementing an information technology management review and testing plan to monitor ITGCs with a specific focus on systems supporting our financial reporting processes; and (vi) enhanced quarterly reporting on the remediation measures to the Audit Committee of the Board. We completed testing of these controls during the fourth quarter of fiscal 2019, and we have concluded that the previously identified material weakness has been remediated as of December 26, 2019.

Changes in Internal Control over Financial Reporting

Other than the changes discussed above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the fourth quarter of our fiscal year ended December 26, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

One of our shareholders, Ares, beneficially owns, in the aggregate, approximately 12.1% of our outstanding Class A common stock. Ares is affiliated with Ares Management. The description that follows has been provided to us by Ares Management. Certain investment funds managed or advised by U.K.-based affiliates of Ares Management (the “Ares Entities”) own approximately 28.7% of the ordinary shares and 54.3% of the preferred shares of AgriBriefing 1364 Limited (“AgriBriefing”), a company based in London that provides price reporting data on a subscription basis to participants in the agricultural industry. Although the Ares Entities do not hold the largest voting position in AgriBriefing, their holdings of ordinary and preferred shares represent a majority of the outstanding equity interests in AgriBriefing. In addition, the Ares Entities hold certain contractual veto rights and the right to appoint a director to the board of directors of AgriBriefing. As a result, under applicable SEC definitions, the Ares Entities may be deemed to control AgriBriefing; however, this statement is not meant to be an admission that common control exists.

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

We understand that Ares Management intends to disclose in its next annual SEC Report that:

“Subsequent to completion of the Ares Entities’ investment in AgriBriefing, in connection with Ares Management’s routine quarterly survey of its investment funds’ portfolio companies, AgriBriefing informed the Ares Entities that it had subscription contracts with five customers whose billing addresses were based in Iran. We have not been able to verify the identity or affiliations of these customers. As a result, it appears that we are required to provide this disclosure under ITRA and Section 13(r) of the Exchange Act. These subscriptions generated annual gross revenues of less than €25,000 (less than 1% of AgriBriefing’s revenues) and de minimus net profits. AgriBriefing confirmed that each of the subscriptions commenced prior to the investment in AgriBriefing by the Ares Entities, and that it terminated these subscriptions in July 2019 and does not intend to engage in any further dealings or transactions with these customers. Based on currently available information, we and the Ares Entities have no reason to believe that any of the five customers are listed on the U.S. Treasury Department Office of Foreign Assets Control list of Specially Designated Nationals or that AgriBriefing has conducted any dealings in violation ITRA.”

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item will be contained in our definitive Proxy Statement in connection with our 2019 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 26, 2019 (the “Proxy Statement”), and is incorporated herein by reference.

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

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference, under the captions “Securities Authorized for Issuance under Equity Compensation Plans” and “Certain Beneficial Owners.”

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
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 26, 2019 and December 27, 2018
Consolidated Statements of Operations and Comprehensive Income for the years ended December 26, 2019, December 27, 2018 and December 28, 2017
Consolidated Statements of Cash Flows for the years ended December 26, 2019, December 27, 2018 and December 28, 2017
Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 26, 2019, December 27, 2018 and December 28, 2017
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

4.3	Investor Rights Agreement, dated May 2, 2017, by and among Floor & Decor Holdings, Inc., Ares Corporate Opportunities Fund III, L.P., FS Equity Partners VI, L.P. and FS Affiliates VI, L.P.(3)
4.4	Description of Securities
10.1	FDO Holdings, Inc. Amended and Restated 2011 Stock Incentive Plan(4)#
10.2	First Amendment to FDO Holdings, Inc. Amended and Restated 2011 Stock Incentive Plan(4)#
10.3	Second Amendment to FDO Holdings, Inc. Amended and Restated 2011 Stock Incentive Plan(4)#
10.4	Third Amendment to FDO Holdings, Inc. Amended and Restated 2011 Stock Incentive Plan(4)#
10.5	Fourth Amendment to FDO Holdings, Inc. Amended and Restated 2011 Stock Incentive Plan(5)#
10.6	Form of Stock Option Agreement under the FDO Holdings, Inc. Amended and Restated 2011 Stock Incentive Plan(4)
10.7	Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan(3)#
10.8	Form of Stock Option Agreement under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan(2)
10.9	Form of Restricted Stock Agreement under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan(4)
10.10	Form of Indemnification Agreement by and between Floor & Decor Holdings, Inc. and its directors and officers(4)
10.11	Amended and Restated Employment Agreement, dated July 29, 2015, between FDO Holdings, Inc., Floor and Decor Outlets of America, Inc. and Thomas V. Taylor(4)#
10.12	Consulting Agreement, dated December 3, 2012, by and between Floor and Decor Outlets of America, Inc., FDO Holdings, Inc. and George Vincent West(4)#
10.13	First Amendment, dated March 11, 2019, to Consulting Agreement by and between Floor and Decor Outlets of America, Inc., FDO Holdings, Inc., and George Vincent West (10)#
10.14	Amended and Restated Employment Agreement, dated July 29, 2015, between FDO Holdings, Inc., Floor and Decor Outlets of America, Inc. and Lisa G. Laube(4)#
10.15	Amended and Restated Employment Agreement, dated July 29, 2015, between FDO Holdings, Inc., Floor and Decor Outlets of America, Inc. and Trevor S. Lang(4)#
10.16	Amended and Restated Employment Agreement, dated July 29, 2015, between FDO Holdings, Inc., Floor and Decor Outlets of America, Inc. and David V. Christopherson(4)#
10.17	Amended and Restated Employment Agreement, dated July 29, 2015, between FDO Holdings, Inc., Floor and Decor Outlets of America, Inc. and Brian K. Robbins(4)#

10.18 10.19 10.20 10.21

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

10.22

Amended and Restated Security Agreement, dated as of September 30, 2016, by and among Floor and Decor Outlets of America, Inc., the other borrowers and guarantors party thereto from time to time, Wells Fargo Bank, National Association, as Collateral Agent, and Wells Fargo Bank, National Association, as Administrative Agent(4)

10.23

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

10.24

Security Agreement, dated as of September 30, 2016, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., the other loan parties from time to time party thereto and UBS AG, Stamford Branch, as Collateral Agent and Administrative Agent and the lenders party thereto(4)

10.25

Guaranty Agreement, dated as of September 30, 2016, by FDO Acquisition Corp. in favor of UBS AG, Stamford Branch, as Collateral Agent, and UBS AG, Stamford Branch, as Administrative Agent and the lenders party thereto(4)

10.26

Amendment No. 1 to Credit Agreement, dated as of March 31, 2017, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., the other loan parties from time to time party thereto, the lenders from time to time party thereto, and UBS AG, Stamford Branch, as Administrative Agent and Collateral Agent(4)

10.27

Amendment No. 2 to Credit Agreement, dated as of November 22, 2017, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., the other loan parties from time to time party thereto, the lenders from time to time party thereto, and UBS AG, Stamford Branch, as Administrative Agent and Collateral Agent(9)

10.28	Floor & Decor Holdings, Inc., Incentive Compensation Recoupment Policy (11)#
21.1	List of subsidiaries(4)
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File- the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
#	Denotes a management contract or compensatory plan or arrangement.
(1)	Filed as an exhibit to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-216000) filed with the SEC on April 24, 2017, and incorporated herein by reference.
(2)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-216000) filed with the SEC on April 17, 2017, and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Form 8-K (File No. 001-38070) filed with the SEC on May 2, 2017, and incorporated herein by reference.

(4)	Filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-216000) filed with the SEC on April 7, 2017, and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-221525) filed with the SEC on November 13, 2017, and incorporated herein by reference.
(6)	Filed as Annex A to the Registrant’s Definitive Proxy Statement (File No. 001-38070), filed with the SEC on March 27, 2018, and incorporated herein by reference.
(7)	Filed as Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-225092), filed with the SEC on May 22, 2018, and incorporated herein by reference.
(8)	Filed as Exhibit 10.1 to the Registrant’s Form 10-Q (File No. 001-38070) filed with the SEC on November 1, 2018, and incorporated herein by reference.
(9)	Filed as Exhibit 10.23 to the Registrant’s Form 10-K (File No. 001-38070) filed with the SEC on March 5, 2018, and incorporated herein by reference.
(10)	Filed as Exhibit 10.1 to the Registrant’s Form 10-Q (File No. 001-38070) filed with the SEC on May 2, 2019, and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-38070) filed with the SEC on May 2, 2019, and incorporated herein by reference.

ITEM 16.            FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOOR & DECOR HOLDINGS, INC.

Dated: February 20, 2020	/s/ Thomas V. Taylor
Thomas V. Taylor
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 20, 2020.

Signature	Title	Date

/s/ Thomas V. Taylor Thomas V. Taylor	Chief Executive Officer (Principal Executive Officer) and Director	February 20, 2020

/s/ Trevor S. Lang Trevor S. Lang	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 20, 2020

/s/ Norman H. Axelrod Norman H. Axelrod	Chairman of the Board	February 20, 2020

/s/ George Vincent West George Vincent West	Vice Chairman of the Board	February 20, 2020

/s/ Brad J. Brutocao Brad J. Brutocao	Director	February 20, 2020

/s/ Michael Fung Michael Fung	Director	February 20, 2020

/s/ David B. Kaplan David B. Kaplan	Director	February 20, 2020

/s/ Rachel H. Lee Rachel H. Lee	Director	February 20, 2020

/s/ John M. Roth John M. Roth	Director	February 20, 2020

/s/ Peter M. Starrett Peter M. Starrett	Director	February 20, 2020

/s/ Richard L. Sullivan Richard L. Sullivan	Director	February 20, 2020

/s/ Felicia D. Thornton Felicia D. Thornton	Director	February 20, 2020