Form 10-Q
period 2020-03-26
Floor & Decor Holdings, Inc.
filed 2020-04-30
CIK 1507079

m

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2020
Class A common stock, $0.001 par value per share	102,311,502

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Floor & Decor Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	As of	As of
	March 26,	December 26,
in thousands, except for share and per share data	2020	2019
Assets
Current assets:
Cash and cash equivalents	$289,931	$27,037
Income taxes receivable	—	2,868
Receivables, net	50,561	69,301
Inventories, net	588,941	581,865
Prepaid expenses and other current assets	21,562	20,415
Total current assets	950,995	701,486
Fixed assets, net	473,081	456,289
Right-of-use assets	865,515	822,256
Intangible assets, net	109,291	109,299
Goodwill	227,447	227,447
Other assets	7,551	7,532
Total long-term assets	1,682,885	1,622,823
Total assets	$2,633,880	$2,324,309
Liabilities and stockholders’ equity
Current liabilities:
Current portion of term loan	$1,808	$—
Current portion of lease liabilities	67,588	74,592
Trade accounts payable	319,815	368,459
Accrued expenses and other current liabilities	100,423	102,807
Income taxes payable	9,674	—
Deferred revenue	7,189	6,683
Total current liabilities	506,497	552,541
Term loan	138,326	142,606
Revolving line of credit	275,000	—
Lease liabilities	889,021	844,269
Deferred income tax liabilities, net	13,633	18,378
Other liabilities	2,114	2,179
Total long-term liabilities	1,318,094	1,007,432
Total liabilities	1,824,591	1,559,973
Commitments and Contingencies (Note 5)
Stockholders’ equity
Capital stock:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at March 26, 2020 and December 26, 2019	—	—
Common stock Class A, $0.001 par value; 450,000,000 shares authorized; 102,308,612 shares issued and outstanding at March 26, 2020 and 101,457,858 issued and outstanding at December 26, 2019	102	101
Common stock Class B, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at March 26, 2020 and December 26, 2019	—	—
Common stock Class C, $0.001 par value; 30,000,000 shares authorized; 0 shares issued and outstanding at March 26, 2020 and December 26, 2019	—	—
Additional paid-in capital	378,234	370,413
Accumulated other comprehensive loss, net	(125)	(193)
Retained earnings	431,078	394,015
Total stockholders’ equity	809,289	764,336
Total liabilities and stockholders’ equity	$2,633,880	$2,324,309

See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Thirteen Weeks Ended
	March 26,	March 28,
in thousands, except for per share data	2020	2019
Net sales	$554,937	$477,050
Cost of sales	318,905	275,676
Gross profit	236,032	201,374
Operating expenses:
Selling and store operating	153,066	127,383
General and administrative	30,858	30,202
Pre-opening	5,434	4,027
Total operating expenses	189,358	161,612
Operating income	46,674	39,762
Interest expense, net	1,807	2,921
Income before income taxes	44,867	36,841
Provision for income taxes	7,804	6,121
Net income	$37,063	$30,720
Change in fair value of hedge instruments, net of tax	68	(334)
Total comprehensive income	$37,131	$30,386
Basic earnings per share	$0.36	$0.31
Diluted earnings per share	$0.35	$0.29

See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated
	Common Stock		Additional	Other		Total
	Class A		Paid-in	Comprehensive	Retained	Stockholders’
in thousands	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance, December 27, 2019	101,458	$101	$370,413	$(193)	$394,015	$764,336
Stock based compensation expense	—	—	2,908	—	—	2,908
Exercise of stock options	453	1	3,782	—	—	3,783
Issuance of restricted stock awards	368	—	—	—	—	—
Shares issued under employee stock plans	30	—	1,131	—	—	1,131
Other comprehensive gain, net of tax	—	—	—	68	—	68
Net income	—	—	—	—	37,063	37,063
Balance, March 26, 2020	102,309	$102	$378,234	$(125)	$431,078	$809,289

				Accumulated
	Common Stock		Additional	Other		Total
	Class A		Paid-in	Comprehensive	Retained	Stockholders’
in thousands	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance, December 28, 2018	97,588	$98	$340,462	$186	$243,563	$584,309
Stock based compensation expense	—	—	2,250	—	—	2,250
Exercise of stock options	348	—	1,776	—	—	1,776
Cumulative effect from adoption of ASU No. 2016-02	—	—	—	—	(179)	(179)
Shares issued under employee stock plans	61	—	1,419	—	—	1,419
Other comprehensive loss, net of tax	—	—	—	(334)	—	(334)
Net income	—	—	—	—	30,720	30,720
Balance, March 28, 2019	97,997	$98	$345,907	$(148)	$274,104	$619,961

See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Thirteen Weeks Ended
	March 26,	March 28,
in thousands	2020	2019
Operating activities
Net income	$37,063	$30,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,088	17,184
Gain on asset impairments and disposals	(29)	—
Deferred income taxes	(4,739)	(1,057)
Interest cap derivative contracts	83	610
Stock based compensation expense	2,908	2,250
Changes in operating assets and liabilities:
Receivables, net	18,740	22,568
Inventories, net	(7,076)	33,510
Trade accounts payable	(48,644)	(84,005)
Accrued expenses and other current liabilities	(2,478)	3,017
Income taxes	12,542	13,143
Deferred revenue	506	1,337
Other, net	(6,296)	(12,256)
Net cash provided by operating activities	24,668	27,021
Investing activities
Purchases of fixed assets	(38,384)	(31,634)
Net cash used in investing activities	(38,384)	(31,634)
Financing activities
Borrowings on revolving line of credit	275,000	80,200
Payments on revolving line of credit	—	(78,100)
Payments on term loan	(875)	(875)
Proceeds from exercise of stock options	3,783	1,776
Debt issuance costs	(2,429)	—
Proceeds from employee stock purchase plan	1,131	1,419
Net cash provided by financing activities	276,610	4,420
Net increase (decrease) in cash and cash equivalents	262,894	(193)
Cash and cash equivalents, beginning of the period	27,037	644
Cash and cash equivalents, end of the period	$289,931	$451
Supplemental disclosures of cash flow information
Buildings and equipment acquired under operating leases	$63,578	$53,049
Cash paid for interest, net of capitalized interest	$1,298	$1,987
Fixed assets accrued at the end of the period	$19,620	$10,836

See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Nature of Business

Floor & Decor Holdings, Inc., together with its subsidiaries (the “Company,” “we,” “our” or “us”) is a highly differentiated, rapidly growing specialty retailer of hard surface flooring and related accessories. We offer a broad in-stock assortment of tile, wood, laminate/ luxury vinyl plank, and natural stone flooring along with decorative and installation accessories at everyday low prices. Our stores appeal to a variety of customers, including professional installers and commercial businesses (“Pro”), Do-it-Yourself customers (“DIY”) and customers who buy our products for professional installation (“Buy-it-Yourself” or “BIY”). We operate within one reportable segment.

As of March 26, 2020, the Company, through its wholly owned subsidiary, Floor and Decor Outlets of America, Inc., operates 123 warehouse-format stores, which average 76,000 square feet, and one small-format standalone design center in 30 states, as well as four distribution centers and an e-commerce site, FloorandDecor.com.

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period ending on the Thursday on or preceding December 31st. Fiscal year ending December 31, 2020 (“fiscal 2020”) includes 53 weeks, and the fiscal year ended December 26, 2019 (“fiscal 2019”) included 52 weeks. When a 53-week fiscal year occurs, we report the additional week at the end of the fiscal fourth quarter. 52-week fiscal years consist of thirteen-week periods in each quarter of the fiscal year.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. The Condensed Consolidated Balance Sheet as of December 26, 2019 has been derived from the audited Consolidated Balance Sheet for the fiscal year then ended. The interim condensed consolidated financial statements should be read together with the audited consolidated financial statements and related footnote disclosures included in the Company’s Annual Report on Form 10-K for fiscal 2019, filed with the Securities and Exchange Commission (the “SEC”) on February 20, 2020 (the “Annual Report”).

Management believes the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments considered necessary for a fair statement of results for the interim periods presented.

Results of operations for the thirteen weeks ended March 26, 2020 and March 28, 2019 are not necessarily indicative of the results to be expected for the full years.

Impact of the Novel Coronavirus

On March 11, 2020, the World Health Organization announced that infections of the coronavirus (COVID-19) had become a pandemic, and on March 13, 2020, the U.S. President announced a National Emergency relating to the COVID-19 pandemic. While the full impact that the COVID-19 pandemic could have on our business remains highly uncertain, the Company currently anticipates that disruptions resulting from the pandemic will have a material negative impact on its sales and results of operations, financial position, and cash flows in fiscal 2020.

While these potential negative effects will not be fully reflected in the Company’s results of operations and overall financial performance until future periods, the Company has already experienced an impact to its operating results related to the COVID-19 pandemic. In particular, beginning on March 17, 2020 and continuing through the date we filed this report, the Company has closed some of its stores, and then on March 21, 2020, shifted its remaining stores to a curbside pickup model in the jurisdictions where government regulations permit such stores to continue to operate and where the customer demand makes such operations sustainable. From March 21, 2020 through March 26, 2020, the six days during the first quarter of fiscal 2020 in which the Company’s stores were limited to curbside operations, the Company experienced a 46% decline in comparable store sales* compared to the same period in the prior year, which is reflected in the Company’s condensed consolidated statements of operations and comprehensive income for the thirteen weeks ended March 26, 2020. See Note 8, “Subsequent Events” for additional information on the impact of the COVID-19 pandemic on the Company’s operations.

*Comparable store sales refer to period-over-period comparisons of our net sales among the comparable store base. A store is included in the comparable store base on the first day of the thirteenth full fiscal month following its opening.

Summary of Significant Accounting Policies

Other than as noted below, there have been no updates to our Significant Accounting Policies since the Annual Report. For more information regarding our Significant Accounting Policies and Estimates, see the “Summary of Significant Accounting Policies” section of “Item 8. Financial Statements and Supplementary Data” of our Annual Report.

Impairment Assessment of Goodwill and Other Indefinite-Lived Intangible Assets

The Company tests goodwill and indefinite-lived intangible assets for impairment annually in the fourth quarter of each fiscal year, or more often if events occur or changes in circumstances indicate that the carrying amount of goodwill or indefinite-lived intangible assets may not be recoverable. We assess the value of our goodwill and indefinite-lived intangible assets under either a qualitative or quantitative approach. Under a qualitative approach, the Company evaluates various market and other factors to determine whether it is more likely than not that the Company’s goodwill or indefinite-lived intangible assets have been impaired. In performing the qualitative assessment, the Company considers the carrying value of its single reporting unit compared to its fair value as well as events and changes in circumstances that could include, but are not limited to, a significant adverse change in customer demand or business climate, an adverse action or assessment by a regulator, and significant adverse changes in the price of the Company’s common stock. If such qualitative assessment indicates that impairment may have occurred, an additional quantitative assessment is performed by comparing the carrying value of the assets to their respective estimated fair values. If the recorded carrying value of goodwill or an indefinite-lived intangible asset exceeds its estimated fair value, an impairment charge is recorded to write the asset down to its estimated fair value.

Due to the impact of the COVID-19 pandemic on the Company’s operations and the markets in which it operates, the Company qualitatively assessed whether it was more likely than not that the goodwill and indefinite-lived intangible assets were impaired as of March 26, 2020. Based on this interim impairment assessment as of March 26, 2020, the Company determined that its goodwill and indefinite-lived intangible assets were not impaired.

Recently Adopted Accounting Pronouncements

Implementation Costs Incurred in Cloud Computing Arrangements. In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.” ASU No. 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This new guidance will be effective for public companies for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, and early adoption is permitted. The adoption of ASU No. 2018-15 in the first quarter of fiscal 2020 did not have a material impact on the Company’s condensed consolidated financial statements.

Credit Losses. In June 2016, the FASB issued ASU No. 2016-03, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which modifies the measurement approach for credit losses on financial assets measured on an amortized cost basis from an 'incurred loss' method to an 'expected loss' method. The amended guidance requires the measurement of expected credit losses to be based on relevant information, including historical experience, current conditions, and a reasonable and supportable forecast that affects the collectability of the related financial asset. The adoption of ASU No. 2016-03 in the first quarter of fiscal 2020 did not have a material impact on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

Reference Rate Reform. In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional guidance to ease the potential accounting and financial reporting burden of reference rate reform, including the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The new guidance provides temporary optional expedients and exceptions for applying U.S. GAAP to transactions affected by reference rate reform if certain criteria are met. These transactions include contract modifications, hedging relationships, and the sale or transfer of debt securities classified as held-to-maturity. Entities may apply the provisions of the new standard as of the beginning of the reporting period when the election is made. Unlike other topics, the provisions of this update are only available until December 31, 2022, by which time the reference rate replacement activity is expected to be completed. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures and has yet to elect an adoption date.

Simplifying the Accounting for Income Taxes. In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The ASU also clarifies and amends existing guidance to improve consistent application among reporting entities. The guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

2. Revenues

Net sales consist of revenue associated with contracts with customers for the sale of goods in amounts that reflect the consideration the Company is entitled to receive in exchange for those goods and services.

Deferred Revenue

Under Accounting Standards Codification (“ASC”) 606, the Company recognizes revenue when the customer obtains control of the inventory. Amounts in deferred revenue at period-end reflect orders for which the inventory is not currently ready for physical transfer to the customer.

Disaggregated Revenue

The Company has one operating segment and one reportable segment. The following table presents the net sales of each major product category (in thousands):

	Thirteen Weeks Ended
	March 26, 2020		March 28, 2019
		% of		% of
Product Category	Net Sales	Net Sales	Net Sales	Net Sales
Tile	$134,912	24%	$125,310	26%
Laminate / luxury vinyl plank	124,994	23	97,502	20
Decorative accessories / wall tile	113,597	20	94,440	20
Installation materials and tools	94,576	17	79,709	17
Wood	48,995	9	49,230	10
Natural stone	34,877	6	30,887	7
Other (1)	2,986	1	(28)	—
Total	$554,937	100%	$477,050	100%

(1) Other includes delivery revenue less adjustments for deferred revenue, sales returns reserves, rewards under our Pro Premier Loyalty program, and other revenue related adjustments that are not allocated on a product-level basis.

3. Debt

The following table summarizes our long-term debt as of March 26, 2020 and December 26, 2019:

	March 26,	December 26,
in thousands	2020	2019
Credit Facilities:
UBS Facility Term Loan B	$144,625	$145,500
Wells Facility Revolving Line of Credit	275,000	—
Total secured debt at par value	419,625	145,500
Less: unamortized discount and debt issuance costs	4,491	2,894
Net carrying amount	415,134	142,606
Less: current maturities	1,808	—
Total long-term debt	$413,326	$142,606
Total debt at fair value	$397,931	$145,136

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

The following table summarizes scheduled maturities of the Company’s debt, including current maturities, as of March 26, 2020:

in thousands	Amount
Forty weeks ended December 31, 2020	$1,446
2021	1,085
2022	1,446
2023	1,446
2024	1,446
Thereafter (1)	412,756
Total minimum debt payments	$419,625

(1) Thereafter maturities are comprised of $275,000 thousand due at maturity of the revolving credit facility on February 14, 2025 and $137,756 thousand due on the senior secured term loan facility through February 14, 2027.

Credit Facility Amendments

In February 2020, the Company refinanced its outstanding debt by entering into amendments to the credit and security agreements governing its senior secured term loan facility and revolving credit facility.

Amended Term Loan Facility

On February 14, 2020, the Company entered into a repricing and general amendment to the credit agreement governing its senior secured term loan facility (as amended, the “Amended Term Loan Facility”) that, among other things, (a) refinanced the existing term loan facility with a new term loan facility in the same aggregate principal amount of approximately $144,625 thousand, and (b) extended the stated maturity date under the Amended Term Loan Facility to February 14, 2027. The Amended Term Loan Facility also includes an “accordion” feature that allows the Company, under certain circumstances, to increase the size of the facility by an amount up to the greater of $270,000 thousand or 100.0% of Consolidated EBITDA (as defined in the Amended Term Loan Facility), plus additional amounts (x) if such increase is secured on a pari passu basis with the loans under the Amended Term Loan Facility, up to a Consolidated First Lien Leverage Ratio (as defined in the Amended Term Loan Facility) of 2.50:1.00, (y) if such increase is secured on a junior basis with the loans under the Amended Term Loan Facility, up to a Consolidated Secured Leverage Ratio (as defined in the Amended Term Loan Facility) of 3.50:1.00 and (z) if such increase is unsecured, up to a Consolidated Total Leverage Ratio (as defined in the Amended Term Loan Facility) of 3.50:1.00, subject to certain additional adjustments, which, under certain circumstances, allow for a Consolidated Total Leverage Ratio of up to 4.50:1.00.

The amendment to the Amended Term Loan Facility also amended the margin applied to loans to (x) in the case of ABR Loans (as defined in the Amended Term Loan Facility), from 1.75% or 1.50% per annum (based on credit rating tests) to 1.00% per annum (subject to satisfying a leverage ratio test and subject to a leverage-based step-up to 1.25% if such leverage ratio test is exceeded), and (y) in the case of Eurodollar Loans (as defined in the Amended Term Loan Facility), from 2.75% or 2.50% per annum (based on credit rating tests) to 2.00% per annum (subject to satisfying a leverage ratio test and subject to a leverage-based step-up to 2.25% if such leverage ratio test is exceeded) (subject to a 0.00% floor on Eurodollar Loans). The material terms of the Amended Term Loan Facility were otherwise unchanged. At March 26, 2020, the applicable interest rate for borrowings under the Amended Term Facility was 3.6%.

The Company evaluated the amendments to the term loan facility in accordance with ASC 470-50 and determined that the amendments resulted in a debt modification that was not an extinguishment. Therefore, no loss on debt extinguishment was recognized. The Company incurred costs of $2,501 thousand in connection with the refinancing which were comprised of (i) $1,779 thousand of fees to creditors that were accounted for as debt issuance costs and are amortizing to interest expense over the term of the Amended Term Loan Facility using the interest method and (ii) $722 thousand of professional fees to other third parties that were expensed during the thirteen week period ended March 26, 2020 and included in general and administrative expense on the consolidated statements of operations and comprehensive income.

Amended ABL Facility

On February 14, 2020, the Company also entered into a repricing and general amendment to the credit agreement governing its revolving credit facility (as amended, the “Amended ABL Facility”) that, among other things, (a) increased its revolving commitments to a total aggregate principal amount of $400,000 thousand, and (b) extended the stated maturity date under the Amended ABL Facility to February 14, 2025. The Amended ABL Facility also includes an “accordion” feature that allows the Company under certain circumstances, to increase the size of the facility by an amount up to $100,000 thousand, or such higher amount as may be agreed to by the Required Lenders (as defined in the Amended ABL Facility).

The amendment to the Amended ABL Facility also amended the margin applied to loans and letters of credit to (x) in the case of Base Rate Loans (as defined in the Amended ABL Facility), from 0.25% or 0.50% per annum (based on availability) to a flat rate of 0.25% per annum, (y) in the case of LIBO Rate Loans (as defined in the Amended ABL Facility) and letter of credit fees for standby letters of credit, from 1.25% or 1.50% per annum (based on availability) to a flat rate of 1.25% per annum (subject to a 0.00% floor on LIBO Rate Loans) and (z) in the case of letter of credit fees for commercial letters of credit, from 0.75% or 1.00% per annum (based on availability) to a flat rate of 0.75% per annum. The material terms of the Amended ABL Facility were otherwise unchanged. At March 26, 2020, the applicable interest rate for borrowings under the Amended ABL Facility was 2.0%.

The Company evaluated the amendments to the ABL facility in accordance with ASC 470-50 and determined that the amendments increased the borrowing capacity of the facility. In connection with this transaction, the Company incurred $650 thousand of costs that were deferred and are amortizing to interest expense over the term of the Amended ABL Facility.

As of March 26, 2020, the Amended ABL Facility had a maximum availability of $400,000 thousand with actual available borrowings limited to the sum, at the time of calculation, of (a) eligible credit card receivables multiplied by the credit card advance rate, plus (b) the cost of eligible inventory, net of inventory reserves, multiplied by the applicable appraisal percentage, plus (c) 85% of eligible net trade receivables, plus (d) all eligible cash on hand, plus (e) 100% of the amount for which the eligible letter of credit must be honored after giving effect to any draws, minus certain Availability Reserves (each component as defined in the Amended ABL Facility). The Amended ABL Facility is available for issuance of letters of credit and contains a sublimit of $50,000 thousand for standby letters of credit and commercial letters of credit combined. Available borrowings under the facility are reduced by the face amount of outstanding letters of credit.

Net availability under the Amended ABL Facility, as reduced by outstanding letters of credit of $20,512 thousand, was $85,676 thousand based on financial data as of March 26, 2020.

Covenants

The credit agreements governing the Amended Term Loan Facility and Amended ABL Facility contain customary restrictive covenants that, among other things and with certain exceptions, limit the Company’s ability to (i) incur additional indebtedness and liens in connection with such indebtedness, (ii) pay dividends and make certain other restricted payments, (iii) effect mergers or consolidations, (iv) enter into transactions with affiliates, (v) sell or dispose of property or assets, and (vi) engage in unrelated lines of business. In addition, these credit agreements subject the Company to certain reporting obligations and require that the Company satisfy certain financial covenants, including, among other things:

•	a requirement that if borrowings under the Amended ABL Facility exceed 90% of availability, the Company will maintain a certain fixed charge coverage ratio (defined as Consolidated EBITDA less non-financed capital expenditures and income taxes paid to consolidated fixed charges, in each case as more fully defined in the credit agreement governing the Amended ABL Facility).

The Amended Term Loan Facility has no financial maintenance covenants. The Company is currently in compliance with all material covenants under the credit agreements.

4. Income Taxes

Effective tax rates for the thirteen weeks ended March 26, 2020 and March 28, 2019 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within each period. The Company’s effective income tax rate was 17.4% for the thirteen weeks ended March 26, 2020 and 16.6% for the thirteen weeks ended March 28, 2019. The effective income tax rate in each of these periods was lower than the statutory federal income tax rate of 21.0% primarily due to the recognition of income tax benefits for discrete items, the largest of which were tax deductions in excess of book expense related to stock option exercises. For the thirteen weeks ended March 26, 2020 and March 28, 2019, benefits for discrete items were partially offset by the recognition of discrete expense totaling $2.2 million and $0.1 million, respectively, for loss contingencies related to uncertain tax positions, including estimated interest and penalties related to such positions.

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

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the associated temporary differences became deductible. On a quarterly basis, the Company evaluates whether it is more likely than not that its deferred tax assets will be realized in the future and concludes whether or not a valuation allowance must be established.

The Company accounts for uncertain tax positions in accordance with ASC 740. ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements using a two-step process for evaluating tax positions taken, or expected to be taken, on a tax return. The Company may only recognize the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. In addition, the Company recognizes a loss contingency for uncertain tax positions when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The amounts recognized for uncertain tax positions require that management make estimates and judgments based on provisions of the tax law, which may be subject to change or varying interpretations. The Company includes estimated interest and penalties related to uncertain tax position accruals within accrued expenses and other current liabilities in the condensed consolidated balance sheets and within income tax expense in the condensed consolidated statements of operations and comprehensive income.

5. Commitments and Contingencies

Lease Commitments

The Company accounts for leases in accordance with ASC 842, Leases. The majority of our long-term operating lease agreements are for our corporate office, retail locations, and distribution centers, which expire in various years through 2040. The majority of our building leases also include options to extend, which are factored into the recognition of their respective assets and liabilities when appropriate based on management’s assessment of the probability that the options will be exercised.

When readily determinable, the rate implicit in the lease is used to discount lease payments to present value; however, substantially all of our leases do not provide a readily determinable implicit rate. If the rate implicit in the lease is not readily determinable, we use a third party to assist in the determination of a secured incremental borrowing rate, determined on a collateralized basis, to discount lease payments based on information available at lease commencement. The secured incremental borrowing rate is estimated based on yields obtained from Bloomberg for U.S. consumers with a BB- credit rating and is adjusted for collateralization as well as inflation. As of March 26, 2020, our weighted average discount rate was 5.2%, and our weighted average remaining lease term was 10 years.

Lease Costs

The table below presents components of lease expense for operating leases.

		Thirteen Weeks Ended
in thousands	Classification	March 26, 2020	March 28, 2019
Operating lease cost (1)	Selling and store operating	$33,816	$26,015
Sublease income	Selling and store operating	(597)	(623)
Total lease cost		$33,219	$25,392

(1) Includes variable lease costs, which were immaterial for the thirteen weeks ended March 26, 2020 and March 28, 2019.

Undiscounted Cash Flows

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of March 26, 2020 were as follows:

in thousands	Amount
Forty weeks ended December 31, 2020	$119,364
2021	133,445
2022	126,405
2023	123,690
2024	119,965
Thereafter	642,961
Total minimum lease payments (2)	$1,265,830
Less: amount of lease payments representing interest	309,221
Present value of future minimum lease payments	956,609
Less: current obligations under leases	67,588
Long-term lease obligations	$889,021

(2) Future lease payments exclude approximately $91.7 million of legally binding minimum lease payments for operating leases signed but not yet commenced.

For the thirteen weeks ended March 26, 2020, cash paid for operating leases was $32.9 million.

Litigation

On May 20, 2019, an alleged stockholder of the Company filed a putative class action lawsuit, Taylor v. Floor & Decor Holdings, Inc., et al., No. 1:19-cv-02270-SCJ (N.D. Ga.), in the United States District Court for the Northern District of Georgia against the Company and certain of our officers, directors and stockholders. On August 14, 2019, the Court named a lead plaintiff, and the case was re-captioned In re Floor & Decor Holdings, Inc. Securities Litigation, No. 1:19-cv-02270-SCJ (N.D. Ga.). The operative complaint alleges certain violations of federal securities laws based on, among other things, purported materially false and misleading statements and omissions allegedly made by the Company between May 23, 2018 and August 1, 2018 and seeks class certification, unspecified monetary damages, costs and attorneys’ fees and equitable relief. The Company denies the material allegations and has moved to dismiss the lawsuit. In addition, the Company maintains insurance that may cover any liability arising out of this litigation up to the policy limits and subject to meeting certain deductibles and to other terms and conditions thereof. Estimating an amount or range of possible losses resulting from litigation proceedings is inherently difficult, particularly where the matters involve indeterminate claims for monetary damages and are in the stages of the proceedings where key factual and legal issues have not been resolved. For these reasons, we are currently unable to predict the ultimate timing or outcome of or reasonably estimate the possible losses or a range of possible losses resulting from this litigation.

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

6. Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation- Stock Compensation, which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation, net of forfeitures, over the requisite service period for awards expected to vest. Stock compensation expense for the thirteen weeks ended March 26, 2020 and March 28, 2019 was $2.9 million and $2.2 million, respectively, and was included in general and administrative expenses on the Company’s condensed consolidated statement of operations and comprehensive income.

On February 24, 2020, the Company granted a combination of stock options, restricted stock units, and restricted stock to our non-employee directors and certain of our employees under the 2017 Stock Incentive Plan as part of our annual long-term incentive grants, as outlined below.

Stock Options

The stock options granted to eligible employees during the first quarter of fiscal 2020 had a weighted average grant-date fair value of $21.81 and vest in four ratable annual installments on each of the first four anniversaries of the grant date, subject to the grantee’s continued service through the applicable vesting date. The Company estimates the fair value of stock option grants using the Black-Scholes-Merton option pricing model with the following weighted average assumptions:

Thirteen Weeks Ended
March 26, 2020
Risk-free interest rate	1.24%
Expected volatility	38.4%
Expected life (in years)	5.75
Dividend yield	—%

The Company determines the grant date fair value of stock options with assistance from a third-party valuation specialist. Expected volatility is estimated based on the historical volatility of the Company’s Class A common stock since its initial public offering in 2017 as well as the historical volatility of the common stock of similar public entities. The Company considers various factors in determining the appropriateness of the public entities used in determining expected volatility, including the entity's life cycle stage, industry, growth profile, size, financial leverage, and products offered. To determine the expected life of the options granted, the Company relied upon a combination of the observed exercise behavior of prior grants with similar characteristics and the contractual terms and vesting schedules of the current grants. The risk-free interest rate is based on the term structure of interest rates at the time of the option grant.

Stock option activity during the thirteen weeks ended March 26, 2020 was as follows:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding at December 26, 2019	6,037,079	$13.64
Granted	270,531	57.70
Exercised	(453,330)	8.34
Forfeited or expired	(27,648)	23.27
Outstanding at March 26, 2020	5,826,632	$16.05

The Company’s total unrecognized compensation cost related to stock options as of March 26, 2020 was $22,753 thousand, which is expected to be recognized over a weighted average period of 2.8 years.

Restricted Stock Units

During the thirteen weeks ended March 26, 2020, the Company granted 108,242 restricted stock units to certain employees with a weighted average grant-date fair value of $57.70. The restricted stock units granted to eligible employees represent an unfunded, unsecured right to receive a share of the Company’s Class A common stock upon vesting. These awards vest in four ratable annual installments on each of the first four anniversaries of the grant date, subject to the grantee’s continued service through the applicable vesting date. The fair value of the restricted stock units was determined based on the closing price of the Company’s Class A common stock on the date of grant.

The Company’s total unrecognized compensation cost related to restricted stock units as of March 26, 2020 was $6,096 thousand, which is expected to be recognized over a weighted average period of 3.9 years.

Restricted Stock Awards

During the thirteen weeks ended March 26, 2020, the Company issued 367,702 shares of restricted stock to certain executive officers and non-employee directors, comprised of 160,315 shares of restricted stock with a payout subject to certain performance criteria (“performance-based restricted stock”), 104,456 shares of restricted stock with a payout subject to the Company’s total shareholder return (“TSR”) compared to a specified peer group (“TSR awards”), and 102,931 shares of restricted stock that vest based on the grantee’s continued service through the applicable vesting dates (“service-based restricted stock”).

The fair value of performance-based and service-based restricted stock awards is based on the closing market price of the Company's Class A common stock on the date of grant. The fair value of the TSR awards is estimated on grant date using the Monte Carlo valuation method. The weighted-average fair value of all restricted stock granted during the first quarter of fiscal 2020 was $53.89.

Compensation cost for restricted stock awards is recognized using the straight-line method over the requisite service period, which for each of the awards is the service vesting period. The service vesting period for awards granted during the first quarter of fiscal 2020 was one year for non-employee directors and ranged between three to four years for awards to executive officers. As of March 26, 2020, total unrecognized compensation cost related to unvested restricted stock awards was $20,085 thousand, which is expected to be recognized over a weighted average period of 3.8 years.

The performance-based restricted stock cliff vest based on (i) the Company's achievement of pre-determined financial metrics at the end of a three-year performance period and (ii) the grantee’s continued service through the vesting date. The TSR awards cliff vest based on (i) the Company's relative total shareholder return (“TSR”) compared to a specified peer group, with no vesting unless the Company’s TSR exceeds the median TSR of the specified peer group and (ii) the grantee’s continue service through the vesting date. In accordance with ASC 718, Stock Compensation, as the TSR awards are subject to a market condition, their fair value was estimated using a Monte Carlo valuation model with the following assumptions:

Thirteen Weeks Ended
March 26, 2020
Risk-free interest rate	1.21%
Expected volatility	46.5%
Expected term (in years)	2.84
Dividend yield	—%

7. Earnings Per Share

Net Income per Common Share

We calculate basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effect of share-based awards.

The following table shows the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended
	March 26,	March 28,
in thousands, except per share data	2020	2019
Net income	$37,063	$30,720
Basic weighted average shares outstanding	101,629	97,785
Dilutive effect of share-based awards	3,881	6,536
Diluted weighted average shares outstanding	105,510	104,321
Basic earnings per share	$0.36	$0.31
Diluted earnings per share	$0.35	$0.29

The following share-based awards have been excluded from the computation of dilutive earnings per share because their effect would be anti-dilutive:

	Thirteen Weeks Ended
	March 26,	March 28,
in thousands	2020	2019
Stock options	590	986
Restricted stock	284	—
Restricted stock units	108	—

8. Subsequent Events

Coronavirus Aid, Relief, and Economic Security Act

On March 27, 2020, the U.S. President signed into law H.R. 748, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which includes, among other things, tax provisions such as temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary deferral of certain payments for the employer portion of social security taxes, technical corrections of prior tax legislation for tax depreciation of certain qualified improvement property, and the availability of certain refundable employee retention credits.

Due to the recent enactment of the CARES Act, the Company is currently evaluating its potential impact on the Company’s consolidated financial statements. However, the Company anticipates that it will benefit from certain of the income tax provisions of the CARES Act, including the temporary five-year net operating loss carryback allowance and the technical correction for qualified improvement property, which changes 39-year property to 15-year property eligible for 100% tax bonus depreciation. The Company estimates that these income tax provisions will result in substantial refunds of income taxes paid for fiscal 2013 through fiscal 2019 and potential reductions to fiscal 2020 income taxes. In addition, the Company expects to benefit from the temporary deferral of payments for the employer portion of social security taxes. The Company also expects to benefit from the employee retention credits and, potentially, other provisions within the CARES Act that are being assessed. Where certain income tax provisions of the CARES Act are determined to be applicable following the completion of the Company’s assessment, these may result in an income tax benefit recorded in the condensed consolidated statements of operations and comprehensive income in the second quarter of fiscal 2020, the period in which the legislation was enacted.

COVID-19 Update

On March 11, 2020, the World Health Organization announced that COVID-19 had become a pandemic, and on March 13, 2020, the U.S. President announced a National Emergency relating to the COVID-19 pandemic. National, state and local authorities have recommended social distancing and imposed or are considering quarantine and isolation measures on large portions of the population, including mandatory business closures. These measures, while intended to protect human life, are expected to have serious adverse impacts on domestic and foreign economies of uncertain severity and duration. The effectiveness of economic stabilization efforts, including proposed government payments to affected citizens and industries, is uncertain. Some economists are predicting the United States may enter a recession as a result of the pandemic.

Since the end of the first fiscal quarter of fiscal 2020, the impact of the COVID-19 pandemic and its adverse effects have become more prevalent in many of the locations where the Company and its customers and suppliers conduct business. As a result, the Company has begun to experience more pronounced disruptions to its operations, including a significant decline in sales. While the Company expects some of these disruptions and the decline in sales to be temporary, the Company anticipates that these and further adverse impacts resulting from the COVID-19 pandemic will have a material negative effect on its business, results of operations, financial position, and cash flows in 2020.

In addition, uncertainty with respect to the economic effects of the pandemic has introduced significant volatility in the financial markets. To the extent that the COVID-19 pandemic continues or worsens, governments may impose additional restrictions. The continued impact of the COVID-19 pandemic and any related restrictions could result in a number of adverse impacts to the Company’s business, including but not limited to additional disruption to the economy and consumers’ willingness and ability to spend, additional temporary store closures and reduced store operating hours, temporary or permanent disruption to the businesses of the professionals who rely on the Company’s products, additional work restrictions, and supply chains that are interrupted, slowed, or rendered inoperable. As a result, it may be challenging to obtain the products and services that support the Company’s business needs, and individuals could become ill, quarantined, or otherwise unable to work or travel due to health reasons or governmental restrictions. Also, governments may impose other laws, regulations, or taxes which could adversely impact the Company’s business, financial condition, or results of operations. Further, if the businesses of the Company’s customers are similarly affected, they might delay or reduce purchases from the Company. The potential effects of the COVID-19 pandemic also could impact the Company in a number of other ways including, but not limited to, reductions to the Company’s profitability, laws and regulations affecting the Company’s business, the availability of future borrowings, the cost of borrowings, credit risks of the Company’s customers and counterparties, and potential impairments of the carrying value of goodwill, other indefinite-lived intangible assets, right-of-use assets, fixed assets, and other assets. Given the evolving impact of the COVID-19 pandemic on the health, economic, social, and governmental environments in which the Company and its employees, customers, suppliers, and other business partners operate, the potential impact that the pandemic could have on the Company’s business remains uncertain, and the effects of the COVID-19 pandemic will not be fully reflected in the Company’s results of operations and overall financial performance until future periods.

In response to the impact and uncertainties caused by the COVID-19 pandemic and these changing conditions, the Company is implementing a number of measures to minimize cash outlays, including lowering inventory purchases and related supply chain costs to align with reduced sales, temporarily reducing compensation for all executive officers and most employees, freezing new hiring, reducing or eliminating non-essential spending, reducing advertising spending, furloughing certain employees, and delaying or reducing planned capital expenditures, including new store investments. The Company continues to monitor this rapidly developing situation and may, as necessary, reduce expenditures further, borrow additional amounts under its term loan and revolving line of credit facilities, or pursue other sources of capital that may include other forms of external financing in order to increase its cash position and preserve financial flexibility in response to the uncertainty in the United States and global markets resulting from COVID-19. Refer to Note 3, “Debt” for additional information regarding the Company’s outstanding credit facilities. The Company expects that its actions to reduce expenditures together with cash on hand, cash expected to be generated from operations, the availability of borrowings under the Company’s credit facilities, and if necessary, additional funding through other forms of external financing, will be sufficient to meet liquidity requirements, anticipated capital expenditures, and payments due under the Company’s credit facilities for at least the next twelve months. However, the COVID-19 pandemic is adversely affecting the availability of liquidity generally in the credit markets, and there can be no guarantee that additional liquidity will be readily available or available on favorable terms, especially the longer the pandemic lasts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of Floor & Decor Holdings, Inc. and Subsidiaries included in Item 1 of this quarterly report on Form 10-Q (this “Quarterly Report”) and with our audited financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2019 and filed with the Securities and Exchange Commission (the “SEC”) on February 20, 2020 (the “Annual Report”). As used in this Quarterly Report, except where the context otherwise requires or where otherwise indicated, the terms “Floor & Decor,” “Company,” “we,” “our” or “us” refer to Floor & Decor Holdings, Inc. and its subsidiaries.

Forward-Looking Statements

The discussion in this Quarterly Report, including under this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I and Item 1A, “Risk Factors” of Part II, contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical fact contained in this Quarterly Report, including statements regarding the Company’s future operating results and financial position, business strategy and plans, objectives of management for future operations, and the impact of the coronavirus (COVID-19) pandemic, are forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “could,” “seeks,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “budget,” “potential” or “continue” or the negative of these terms or other similar expressions.

The forward-looking statements contained in this Quarterly Report are only predictions. Although we believe that the expectations reflected in the forward-looking statements in this Quarterly Report are reasonable, we cannot guarantee future events, results, performance or achievements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements in this Quarterly Report, including, without limitation, those factors described in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I and Item 1A, “Risk Factors” of Part II. Some of the key factors that could cause actual results to differ from our expectations include the following:

●	an overall decline in the health of the economy, the hard surface flooring industry, consumer spending and the housing market, including as a result of the COVID-19 pandemic;
●	an economic recession or depression, including as a result of the COVID-19 pandemic;
●	the impacts of the COVID-19 pandemic or any natural disaster or unexpected event, including any impacts on the credit markets, our lenders, us, our operations, or our future financial or operational results;
●	the resignation, incapacitation or death of any key personnel;
●	any disruption in our distribution capabilities resulting from our inability to operate our distribution centers going forward;
●	competition from other stores and internet-based competition;
●	our failure to execute our business strategy effectively and deliver value to our customers;
●	our inability to manage our growth;
●	our inability to manage costs and risks relating to new store openings;
●	our dependence on foreign imports for the products we sell, which may include the impact of tariffs and other duties;
●	our inability to find, train and retain key personnel;
●	violations of laws and regulations applicable to us or our suppliers;

●	our failure to adequately protect against security breaches involving our information technology systems and customer information;
●	our failure to successfully anticipate consumer preferences and demand;
●	our inability to find available locations for our stores or our store support center on terms acceptable to us;
●	our inability to obtain merchandise on a timely basis at prices acceptable to us;
●	suppliers may sell similar or identical products to our competitors;
●	our inability to maintain sufficient levels of cash flow to meet growth expectations;
●	our inability to manage our inventory obsolescence, shrinkage and damage;
●	fluctuations in material and energy costs; and
●	restrictions imposed by our indebtedness on our current and future operations.

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

Overview

Founded in 2000, Floor & Decor is a high growth, differentiated, multi-channel specialty retailer of hard surface flooring and related accessories with 123 warehouse format stores across 30 states as of March 26, 2020. We believe that we offer the industry’s broadest in-stock assortment of tile, wood, laminate, vinyl, and natural stone flooring along with decorative and installation accessories at everyday low prices positioning us as the one stop destination for our customers’ entire hard surface flooring needs. We appeal to a variety of customers, including professional installers and commercial businesses (“Pro”), Do-it-Yourself customers (“DIY”), and customers who buy the products for professional installation.

We operate on a 52- or 53-week fiscal year ending the Thursday on or preceding December 31. The following discussion contains references to the first thirteen weeks of fiscal 2020 and fiscal 2019, which ended on March 26, 2020 and March 28, 2019, respectively.

During the thirteen weeks ended March 26, 2020, we continued to make long-term key strategic investments, including:

●	opening three new warehouse-format stores ending the quarter with 123 warehouse-format stores;
●	focusing on innovative new products and localized assortments, supported by inspirational in-store and online visual merchandising solutions;
●	investing in our connected customer, in-store designer, and Pro customer personnel and customer relationship technology;
●	investing capital to continue enhancing the in-store shopping experience for our customers; and
●	temporarily adjusting operations in response to the COVID-19 pandemic to the protect the health of our employees and customers, including temporarily implementing a curbside pickup model and shortening store operating hours.

The COVID-19 Pandemic is Disrupting Our Business

The COVID-19 pandemic is disrupting our business. As of April 28, 2020, our second quarter fiscal 2020 comparable store sales have declined 50% compared with the same period in the prior year. While we expect some of these disruptions and the decline in sales to be temporary, the current circumstances are dynamic and additional impacts of the pandemic on our business operations, including the duration and impact on overall customer demand, including potential changes in consumer behavior due to financial, health, or other concerns, cannot be reasonably estimated at this time. While the full impact that the COVID-19 pandemic could have on our business remains highly uncertain, we currently anticipate that disruptions from the pandemic will have a material negative impact on our results of operations, financial position, and cash flows in fiscal 2020. These potential negative effects will not be fully reflected in our results of operations and overall financial performance until future periods.

We have three priorities while navigating through this period of volatility and uncertainty:

●	First, to protect the health and safety of our employees and customers.
●	Second, to keep our brand strong and support all of our customers, including the numerous small businesses that rely upon us such as general contractors and flooring installers.
●	Third, to ensure that Floor & Decor emerges strong from this event. The pandemic will eventually come to an end, and we believe that we will emerge a better company by driving our long-term strategies, responding to changing consumer behavior, and capitalizing on opportunities from our relative strength.

As of the date of this filing, we have implemented contingency planning, with most employees working remotely where possible. We are working hard to monitor and quickly respond to this situation, including communicating often throughout the organization and adapting our operations to follow rapidly evolving federal, state and local ordinances as well as health guidelines on mitigating the risk of COVID-19 transmission. We believe our rapid and thoughtful approach to serving our associates and customers in a safe manner is working well; albeit at lower sales volumes than before the pandemic. We have crisis teams in place monitoring the rapidly evolving situation and recommending risk mitigation actions; we have implemented travel restrictions as well as visitor protocols; and we are following social distancing practices. We have assessed and are implementing continuity plans to provide customers with continued supply. There has been no material impact on supply for most of our sourced merchandise, and we are also working closely with our suppliers and transportation partners.

While we have plans for fully reopening our stores in the future, these plans depend on a number of factors, including applicable regulatory restrictions, and there is substantial uncertainty regarding the manner and timing in which we can return some or all of our business to more normal operations. We may face longer term closure requirements and other operational restrictions at some or all of our physical locations for prolonged periods of time due to, among other factors, evolving and increasingly stringent federal, state, and local restrictions including shelter-in-place orders. Even once we are able to fully reopen our stores, changes in consumer behavior due to financial, health, or other concerns may reduce consumer demand for our products. As a result of these developments, the Company expects an unfavorable impact on its sales, results of operations, and cash flows in fiscal 2020. See Note 8, “Subsequent Events” to our condensed consolidated financial statements and Item 1A., “Risk Factors” for additional information.

Coronavirus Aid, Relief, and Economic Security Act

As discussed in Note 8, “Subsequent Events,” on March 27, 2020, the U. S. President signed into law H.R. 748, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). We are currently evaluating the impact of the CARES Act on our business. While we have not yet completed this assessment at the time of this quarterly report on Form 10-Q, we anticipate that the CARES Act will result in substantial income tax benefits, including cash refunds in fiscal 2020 for income taxes paid in prior years, and allow us to conserve cash in fiscal 2020 by deferring employer social security tax payments. In addition, we expect that we may benefit from the employee retention credits and, potentially, other provisions of the CARES Act that have not yet been assessed.

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

Other key financial terms we use include net sales, selling and store operating expenses, general and administrative expenses, and pre-opening expenses. For definitions and a discussion of how we use other key financial terms, see the “Other Key Financial Definitions” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report.

Results of Operations

While our revenue and earnings for the thirteen weeks ended March 26, 2020 were impacted due to the COVID-19 pandemic, primarily the last week of the period, the full impact that the pandemic could have on our business remains highly uncertain. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - The COVID-19 Pandemic is Disrupting Our Business” and Item 1A., “Risk Factors” for more information about the potential impacts that the COVID-19 pandemic may have on our results of operations and overall financial performance for future periods. The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of net sales (actuals in thousands; dollar changes in millions):

	Thirteen Weeks Ended
	March 26, 2020		March 28, 2019
	Actual	% of Sales	Actual	% of Sales	$ Increase/(Decrease)	% Increase/(Decrease)
Net sales	$554,937	100.0%	$477,050	100.0%	$77.9	16.3%
Cost of sales	318,905	57.5	275,676	57.8	43.2	15.7
Gross profit	236,032	42.5	201,374	42.2	34.7	17.2
Operating expenses:
Selling and store operating	153,066	27.6	127,383	26.7	25.7	20.2
General and administrative	30,858	5.6	30,202	6.4	0.7	2.2
Pre-opening	5,434	1.0	4,027	0.8	1.4	34.9
Total operating expenses	189,358	34.1	161,612	33.9	27.7	17.2
Operating income	46,674	8.4	39,762	8.3	6.9	17.4
Interest expense, net	1,807	0.3	2,921	0.6	(1.1)	(38.1)
Income before income taxes	44,867	8.1	36,841	7.7	8.0	21.8
Provision for income taxes	7,804	1.4	6,121	1.3	1.7	NM
Net income	$37,063	6.7%	$30,720	6.4%	$6.3	20.6%

NM – Not meaningful

Selected Financial Information

	Thirteen Weeks Ended
	March 26, 2020	March 28, 2019
Comparable store sales (% change)	2.4%	3.1%
Comparable average ticket (% change)	3.4%	1.1%
Comparable customer transactions (% change)	(1.0)%	1.9%
Number of warehouse-format stores	123	103
Adjusted EBITDA (in thousands)	$73,126	$60,068
Adjusted EBITDA margin	13.2%	12.6%

(1) Adjusted EBITDA is a non-GAAP financial measure. See “Non-GAAP Financial Measures” section below for additional information and a reconciliation to the most comparable GAAP measure.

Net Sales

Net sales during the thirteen weeks ended March 26, 2020 increased $77.9 million, or 16.3%, compared to the corresponding prior year period due to the opening of 20 new stores since March 28, 2019 and an increase in comparable store sales of 2.4%. The comparable store sales increase during the period of 2.4%, or $11.6 million, was primarily driven by a 3.4% increase in comparable average ticket, partially offset by a 1.0% decrease in comparable customer transactions. Among our six product categories, three experienced comparable store sales increases including laminate/luxury vinyl plank, decorative accessories/wall tile, and installation materials and tools. Non-comparable store sales increased $66.3 million during the same period primarily due to the increase in new stores previously described. Our comparable store sales increased 6.1% through March 20, 2020, the last day of normal operations before limiting stores to curbside services in response to the COVID-19 pandemic.

We believe the increases in net sales and average ticket are due to the execution of our key strategic investments. We believe our continued investments and focused merchandising, connected customer, Pro, marketing, and visual merchandising strategies, along with new innovative products, led to our sales growth during the periods presented.

Gross Profit and Gross Margin

Gross profit during the thirteen weeks ended March 26, 2020 increased $34.7 million, or 17.2%, compared to the corresponding prior year period. This increase in gross profit was driven by the 16.3% increase in sales and a slight increase in gross margin to 42.5%, up approximately 30 basis points from 42.2% in the corresponding prior year period. This increase in gross margin was primarily due to higher product gross margin driven by lower costs from the elimination of certain tariffs and improved merchandising strategies, partially offset by higher distribution center costs related to our new distribution center near Baltimore, Maryland that opened in the fourth quarter of fiscal 2019.

Selling and Store Operating Expenses

Selling and store operating expenses during the thirteen weeks ended March 26, 2020 increased $25.7 million, or 20.2%, compared to the corresponding prior year period, due primarily to opening twenty new stores since March 28, 2019. As a percentage of net sales, our selling and store operating expenses increased approximately 90 basis points to 27.6% from 26.7% in the corresponding prior year period primarily driven by new stores open less than one year. Comparable store selling and store operating expenses as a percentage of comparable store sales decreased by approximately 70 basis points, as we leveraged occupancy, incentive compensation, and advertising expenses on higher net sales. Selling and store operating expenses as a percentage of revenue were also impacted by disruptions to our store operations in March 2020 caused by the unfolding COVID-19 pandemic, resulting in slower sales growth, and therefore lower expense leverage, for the first quarter of fiscal 2020.

General and Administrative Expenses

General and administrative expenses, which are typically expenses incurred outside of our stores, increased $0.7 million, or 2.2%, during the thirteen weeks ended March 26, 2020 compared to the corresponding prior year period due to our continued investments in personnel for our store support functions and increased depreciation due to technology investments to support store growth. Our general and administrative expenses as a percentage of net sales decreased approximately 80 basis points to 5.6% from 6.4% in the corresponding prior year period primarily due to lower accruals for employee incentive compensation during the thirteen weeks ended March 26, 2020 as a result of the COVID-19 pandemic.

Pre-Opening Expenses

Pre-opening expenses during the thirteen weeks ended March 26, 2020 increased $1.4 million, or 34.9%, compared to the corresponding prior year period. The increase is primarily the result of higher occupancy costs due to a longer period of possession prior to store opening as well as an increase in the number of new stores that we are preparing for opening compared to the prior year period. We opened three stores during each of the thirteen weeks ended March 26, 2020 and March 28, 2019.

Interest Expense

Net interest expense during the thirteen weeks ended March 26, 2020 decreased $1.1 million, or 38.1%, compared to the corresponding prior year period. The decrease in interest expense was primarily due to a decrease in interest rates as well as an increase in interest income earned during the thirteen weeks ended March 26, 2020 compared to the corresponding prior year period.

Income Taxes

The provision for income taxes during the thirteen weeks ended March 26, 2020 increased $1.7 million compared to the corresponding prior year period. The effective tax rate was 17.4% for the thirteen weeks ended March 26, 2020 compared to 16.6% in the corresponding prior year period. The increase in the effective tax rate was primarily due to higher discrete expense for loss contingencies related to uncertain tax positions, partially offset by the recognition of higher income tax benefits related to stock option exercises.

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

EBITDA and Adjusted EBITDA are non-GAAP measures of our financial performance and should not be considered as alternatives to net income as a measure of financial performance or any other performance measure derived in accordance with GAAP, and they should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of liquidity or free cash flow for management's discretionary use. In addition, these non-GAAP measures exclude certain non-recurring and other charges. Each of these non-GAAP measures has its limitations as an analytical tool, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. In evaluating EBITDA and Adjusted EBITDA, you should be aware that in the future we will incur expenses that are the same as or similar to some of the items eliminated in the adjustments made to determine EBITDA and Adjusted EBITDA, such as stock compensation expense, loss (gain) on asset impairments and disposals, executive recruiting/relocation, and other adjustments. Our presentation of EBITDA and Adjusted EBITDA should not be construed to imply that our future results will be unaffected by any such adjustments. Definitions and calculations of EBITDA and Adjusted EBITDA differ among companies in the retail industry, and therefore EBITDA and Adjusted EBITDA disclosed by us may not be comparable to the metrics disclosed by other companies.

The following table reconciles net income to EBITDA and Adjusted EBITDA for the periods presented:

	Thirteen Weeks Ended
in thousands	March 26, 2020	March 28, 2019
Net income	$37,063	$30,720
Depreciation and amortization (1)	21,673	16,871
Interest expense, net	1,807	2,921
Income tax expense	7,804	6,121
EBITDA	68,347	56,633
Stock compensation expense (2)	2,908	2,250
COVID-19 costs (3)	1,310	—
Tariff refunds (4)	(401)	—
Other (5)	962	1,185
Adjusted EBITDA	$73,126	$60,068

(1) Excludes amortization of deferred financing costs, which is included as part of interest expense, net in the table above.

(2) Non-cash charges related to stock-based compensation programs, which vary from period to period depending on timing of awards and forfeitures.

(3) Represents employee payroll continuation, sanitation, and other costs directly related to disruptions caused by or efforts to mitigate the impact of the COVID-19 pandemic on our business.

(4) Represents income for tariff refunds recognized during the thirteen weeks ended March 26, 2020 for engineered wood products. Interest income for the tariff refunds is included within interest expense, net in the table above.

(5) Other adjustments include amounts management does not consider indicative of our core operating performance. Amounts for the thirteen weeks ended March 26, 2020 primarily relate to legal fees associated with the February 2020 amendment to our senior secured term loan credit facility and costs associated with a potential secondary public offering of the Company’s Class A common stock by certain of our stockholders. Amounts for the thirteen weeks ended March 28, 2019 primarily relate to costs associated with a secondary public offering of our Class A common stock by certain of our stockholders, as well as the relocation of our Store Support Center in Smyrna, Georgia, and closure of the Miami distribution center. We did not sell any shares in the offering and did not receive any proceeds from the sale of shares by the selling stockholders.

Liquidity and Capital Resources

Liquidity is provided primarily by our cash flows from operations and our $400.0 million asset-backed revolving credit facility (the “ABL Facility”). Unrestricted liquidity based on our March 26, 2020 financial data was $375.6 million, consisting of $289.9 million in cash and cash equivalents and $85.7 million immediately available for borrowing under the ABL Facility without violating any covenants thereunder.

Our primary cash needs are for merchandise inventories, payroll, store rent, and other operating expenses and capital expenditures associated with opening new stores and remodeling existing stores, as well as information technology, e-commerce, and store support center infrastructure. We also use cash for the payment of taxes and interest.

The most significant components of our operating assets and liabilities are merchandise inventories and accounts payable, and, to a lesser extent, accounts receivable, prepaid expenses and other assets, other current and non-current liabilities, taxes receivable, and taxes payable. In a normal operating environment outside of the COVID-19 pandemic, our liquidity is not generally seasonal, and our uses of cash are primarily tied to when we open stores and make other capital expenditures.

Merchandise inventory is our most significant working capital asset and is considered “in-transit” or “available for sale” based on whether we have physically received the products at an individual store location or in one of our four distribution centers. In-transit inventory generally varies due to contractual terms, country of origin, transit times, international holidays, weather patterns, and other factors.

We measure realizability of our inventory by monitoring sales, gross margin, inventory aging, weeks of supply or inventory turns as well as by reviewing SKUs that have been determined by our merchandising team to be discontinued. Based on our analysis of these factors, we believe our inventory is realizable.

Twice a year, we conduct a clearance event with the goal of selling through discontinued inventory, followed by donations of the aged discontinued inventory that we are unable to sell. We generally conduct a larger clearance event during our third fiscal quarter followed by a smaller clearance event towards the end of the fiscal year. We define aged discontinued inventory as inventory in discontinued status for more than 12 months that we intend to donate. As of March 26, 2020, we had no aged discontinued inventory that we intend to donate.

Impact of the COVID-19 Pandemic on Liquidity

As previously noted, the United States and other countries are experiencing business and economic disruptions due to the COVID-19 pandemic. Governmental authorities, companies, and individuals in affected regions are acting to attempt to slow the spread of the disease. As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - The COVID-19 Pandemic is Disrupting Our Business” and “Risk Factors - The effects of the COVID-19 pandemic are negatively impacting our business and could continue to have a negative impact on our net sales, results of operations, new store openings and earnings,” we have taken a number of actions to respond to the ongoing COVID-19 pandemic, including closing some of our stores, and have shifted our remaining stores to a curbside pickup model. We are continuing to monitor the situation and will resume normal store operations as conditions permit; however, extended or further limitations on our store operations may be required nationally, regionally, or in specific locations. Given the uncertainty of this situation, including the unknown duration and severity of the pandemic and the overall impact on consumer demand, we are unable to forecast the full impact on our business; however, this represents a known area of uncertainty, and we now expect that impacts from the COVID-19 pandemic and the related economic disruption will have a material negative impact on our business. This uncertainty includes the potential need for additional capital resources to maintain our operations during a period of declining revenue from sales.

In more normal times and historically, our primary sources of funds for our business activities are cash flows from operations and our existing credit facilities. As a result of the COVID-19 pandemic and related uncertainty, we anticipate that we will be required to rely more heavily on our cash reserves and lines of credit than we have in recent years. As a precautionary measure in light of the uncertainty resulting from the COVID-19 pandemic, we borrowed $275.0 million under our Amended ABL Facility in mid-March 2020 to increase our cash position and preserve financial flexibility. The proceeds from this borrowing will be used for working capital, general corporate, or other purposes. In addition, to further preserve our financial liquidity, we have implemented a number of measures to minimize cash outlays, including lowering inventory purchases and related supply chain costs to align with reduced sales, temporarily reducing compensation for all executive officers and most employees, freezing new hiring, reducing or eliminating non-essential spending, reducing advertising spending, furloughing certain employees, and delaying or reducing planned capital expenditures, including new store investments. We continue to monitor this rapidly developing situation and may, as necessary, reduce expenditures further, borrow additional amounts under our term loan and revolving credit facilities, or pursue other sources of capital that may include other forms of external financing in order to increase our cash position and preserve financial flexibility. We expect that our actions to reduce expenditures together with cash on hand, cash expected to be generated from operations, the availability of borrowings under our credit facilities, and if necessary, additional funding through other forms of external financing, will be sufficient to meet liquidity requirements, anticipated capital expenditures, and payments due under our credit facilities for at least the next twelve months. We also continue to examine the impact the CARES Act may have on our business, including potential income tax refunds, social security tax payment deferrals, and employee retention credits.

In response to the COVID-19 pandemic, we have lowered our plans for capital expenditures in fiscal 2020, but the exact scope of changes in our capital plans is evolving and will ultimately depend on a variety of factors. Total capital expenditures are currently planned to be between approximately $147.0 million to $157.0 million, compared to the approximately $255.0 million to $265.0 million we had originally planned, and will be funded primarily by cash generated from operations and borrowings under the Amended ABL facility. Our capital needs may change in the future due to changes in our business or new opportunities that we choose to pursue; however, we currently intend to make the following capital expenditures in fiscal 2020:

●	open 11 stores and start construction on stores opening in early 2021 using approximately $106.0 million to $112.0 million of cash;
●	invest in existing store remodeling projects and our distribution centers using approximately $26.0 million to $28.0 million of cash; and
●	invest in information technology infrastructure, e-commerce, and other store support center initiatives using approximately $15.0 million to $17.0 million of cash.

Cash Flow Analysis

A summary of our operating, investing, and financing activities are shown in the following table:

	Thirteen Weeks Ended
in thousands	March 26, 2020	March 28, 2019
Net cash provided by operating activities	$24,668	$27,021
Net cash used in investing activities	(38,384)	(31,634)
Net cash provided by financing activities	276,610	4,420
Net increase (decrease) in cash and cash equivalents	$262,894	$(193)

Net Cash Provided By Operating Activities

Cash provided by operating activities consists primarily of net income adjusted for changes in working capital as well as non-cash items, including depreciation and amortization, deferred income taxes, and stock-based compensation.

Net cash provided by operating activities was $24.7 million for the thirteen weeks ended March 26, 2020 and $27.0 million for the thirteen weeks ended March 28, 2019. The decrease in net cash provided by operating activities was primarily the result of an increase in inventory and other working capital to support operations, partially offset by an increase in net income.

Net Cash Used In Investing Activities

Investing activities consist primarily of capital expenditures for new store openings, existing store remodels (including leasehold improvements, new racking, new fixtures, new product and display vignettes, and enhanced design centers) and new infrastructure and information systems.

Capital expenditures during the thirteen weeks ended March 26, 2020 and March 28, 2019 were $38.4 million and $31.6 million, respectively. The growth is primarily related to the increase in new stores that opened or were under construction during the thirteen weeks ended March 26, 2020 compared with the same period in fiscal 2019. We are preparing for an additional six new stores and one design center to be opened during the second and third quarters of fiscal 2020, and we generally incur significant capital expenditures for new stores a few to several months in advance of opening. During the thirteen weeks ended March 26, 2020, approximately 75% of capital expenditures was for new stores, 14% was for existing stores and distribution centers, while the remaining spend was associated with information technology, e-commerce, and store support center investments to support our growth.

Net Cash Provided By Financing Activities

Financing activities consist primarily of borrowings and related repayments under our credit agreements as well as proceeds from the exercise of stock options and our employee share purchase program.

Net cash provided by financing activities was $276.6 million for the thirteen weeks ended March 26, 2020 compared with $4.4 million for the thirteen weeks ended March 28, 2019. The net cash provided by financing activities for the thirteen weeks ended March 26, 2020 was primarily driven by borrowings on our revolving credit facility of $275.0 million as well as proceeds from stock option exercises of $3.8 million.

Credit Facility Amendments

On February 14, 2020, we entered into a repricing and general amendment to the credit agreement governing our senior secured term loan facility (as amended, the “Amended Term Loan Facility”) that, among other things, (a) refinanced our existing term loan facility with a new term loan facility in the aggregate principal amount of approximately $144.6 million, (b) extended the stated maturity date under the Amended Term Loan Facility to February 14, 2027, and (c) included an “accordion” feature that allows us to borrow additional amounts as described more fully in Note 3, “Debt.”

On February 14, 2020, we also entered into a repricing and general amendment to the credit agreement governing our revolving credit facility (as amended, the “Amended ABL Facility”) that, among other things, (a) increased our revolving commitments to a total aggregate principal amount of $400.0 million, and (b) extended the stated maturity date under the Amended ABL Facility to February 14, 2025. The Amended ABL Facility also includes an “accordion” feature that allows us under certain circumstances, to increase the size of the facility by an amount up to $100.0 million, or such higher amount as may be agreed to by the Required Lenders (as defined in the Amended ABL Facility).

Refer to Note 3, “Debt” for additional details regarding our Amended Term Loan Facility and Amended ABL Facility, including applicable covenants.

Credit Ratings

Our credit ratings are periodically reviewed by rating agencies. In November 2019, Moody's upgraded the Company's issuer corporate family rating from B1 to Ba3 and stable outlook for the Company. In April 2020, Moody’s reaffirmed the Company’s Ba3 rating but changed our outlook to negative from stable. In November 2019, S&P reaffirmed the Company's corporate credit rating of BB- and its stable outlook for the Company. These ratings and our current credit condition affect, among other things, our ability to access new capital. Negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be lowered or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, financial condition, results of operations, and liquidity. In particular, a weakening of our financial condition, including any further increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, could result in a credit rating downgrade or change in outlook, or could otherwise increase our cost of borrowing.

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

Antidumping and Countervailing Duties

On May 24, 2019, the U.S. International Trade Commission (the “ITC”) announced it had completed a preliminary phase antidumping and countervailing duty investigation pursuant to the Tariff Act of 1930 with respect to the imports of ceramic tile from China and determined there is a reasonable indication that the ceramic tile production industry in the U.S. is being materially injured by imports of ceramic tile from China that have allegedly been subsidized by the Chinese government and are being sold in the U.S. at less than fair value, otherwise known as “dumping”. As a result of the ITC’s affirmative determinations, the U.S. Department of Commerce (the “DOC”) began its own related investigation. In September 2019, the DOC reached a preliminary determination that imports from China were subsidized and imposed preliminary duties of 103.77% on most Chinese exporters. In November 2019, the DOC reached a preliminary determination that imports from China were being sold in the United States at less than fair value and imposed preliminary antidumping duty rates ranging from 114.49% to 356.02% depending on the exporter. In April 2020, the DOC reached a final determination that imports from China were subsidized and were being sold in the U.S. at less than fair value. As a result of these final determinations, the DOC adjusted the countervailing duty to 358.81% for all Chinese exporters and the antidumping duty to 203.71% or 330.69% depending on the exporter.

The DOC has instructed the U.S. Customs and Border Protection to require cash deposits based on the announced effective rates. The DOC’s final determination will be subject to revision or rescission in the ITC’s final determination with respect to injury, expected in early May 2020. If the ITC’s final determinations are affirmative, then countervailing and antidumping orders will be published. The final rates for the investigation period and the first 12 month period of the orders would not be determined until the administrative review process is completed, approximately two years after the order is published.

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

Contractual Obligations

There were no material changes to our contractual obligations outside the ordinary course of our business during the thirteen weeks ended March 26, 2020.

Off-Balance Sheet Arrangements

For the thirteen weeks ended March 26, 2020, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources. We do not have any relationship with unconsolidated entities or financial partnerships for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and other factors management believes to be reasonable. The COVID-19 pandemic is disrupting our business as discussed in Management’s Discussion and Analysis and Note 8, “Subsequent Events”, and the estimates used for, but not limited to, our critical accounting policies could be impacted. We have assessed the impact and are not aware of any specific events or circumstances that required an update to the estimates and assumptions used for our critical accounting policies or that materially affected the carrying value of our assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

For a description of our critical accounting policies and estimates, refer to Part II, Item 7, “Critical Accounting Policies and Estimates” in our Annual Report. There have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report. See Note 1 to our condensed consolidated financial statements included in this Quarterly Report, which describes recent accounting pronouncements adopted by us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting the Company, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of the Annual Report. While our exposure to market risk has not changed materially since December 26, 2019, uncertainty with respect to the economic effects of the COVID-19 pandemic has introduced significant volatility in the financial markets, and the effects of this volatility could materially impact our risks related to foreign currencies, interest rates, and commodity prices. Given the evolving nature of the pandemic, its potential impact on these and other market risks remains uncertain at this time.

Interest Rate Risk

Our operating results are subject to risk from interest rate fluctuations on our Credit Facilities, which carry variable interest rates. As of March 26, 2020, the remaining principal balance of our outstanding variable rate debt aggregated approximately $419.6 million. A 1.0% increase in the effective interest rate for this debt would cause an increase in interest expense of approximately $4.2 million over the next twelve months. To lessen our exposure to changes in interest rate risk, we entered into a $102.5 million interest rate cap agreement in November 2016 with Wells Fargo that capped our LIBOR at 2.0% beginning in December 2016. We do not anticipate that the interest rate cap agreement with Wells Fargo will significantly impact interest expense in the near term as the U.S. Federal Reserve and other central banks have taken recent action to lower interest rates in response to the COVID-19 pandemic, and interest rates are near historic lows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in reports filed or submitted under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the chief executive officer and the chief financial officer, have reviewed the effectiveness of the Company’s disclosure controls and procedures as of March 26, 2020 and, based on their evaluation, have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. The condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the fiscal quarter ended March 26, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report filed with the SEC on February 20, 2020, which could materially affect our business, financial condition and/or operating results, as well as the following:

The effects of the COVID-19 pandemic are negatively impacting our business and could continue to have a negative impact on our net sales, results of operations, financial position, new store openings and earnings.

On March 11, 2020, the World Health Organization announced that infections of the coronavirus (COVID-19) had become a pandemic, and on March 13, 2020, the U.S. President announced a National Emergency relating to the COVID-19 pandemic. National, state and local authorities have recommended social distancing and imposed or are considering quarantine and isolation measures on large portions of the population, including mandatory business closures. These measures, while intended to protect human life, are expected to have serious adverse impacts on domestic and foreign economies of uncertain severity and duration. The effectiveness of economic stabilization efforts, including proposed government payments to affected citizens and industries, is uncertain. Some economists are predicting the United States may enter a recession as a result of the pandemic.

In response to the COVID-19 pandemic and these changing conditions, beginning on March 17, 2020 and continuing through the date we filed this report, we have closed some of our stores and have shifted our remaining stores to a curbside pickup model beginning on March 21, 2020 in the jurisdictions where government regulations permit our stores to continue to operate and where the customer demand makes such operations sustainable. We have also furloughed or modified work hours for many of our employees and identified and implemented cost savings measures throughout our operations. The COVID-19 pandemic and these responses have and will continue to adversely affect our customer traffic, sales, operating costs, and profit, and we cannot predict how long the COVID-19 pandemic will last, whether we will be required to close additional stores or what other government responses may occur. The COVID-19 pandemic has also adversely affected our ability to open new stores, and we have experienced construction delays.

If the business interruptions caused by COVID-19 last longer than we expect, we may need to seek new sources of liquidity. The COVID-19 pandemic is adversely affecting the availability of liquidity generally in the credit markets, and there can be no guarantee that additional liquidity will be readily available or available on favorable terms, especially the longer the COVID-19 pandemic lasts.

Our operations have been and could be further disrupted if any of our employees is diagnosed with COVID-19 since this could require us to quarantine some or all of a store’s employees and disinfect the impacted stores. If a significant percentage of our workforce is unable to work, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with COVID-19, our operations may be negatively impacted, potentially affecting our liquidity, financial condition or results of operations.

Our suppliers have been and could also be further adversely impacted by the COVID-19 pandemic. If our suppliers’ employees are unable to work, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with the COVID-19 pandemic, we could face shortages of inventory at our stores and our operations and sales could be adversely impacted by such supply interruptions.

Our business may be further negatively impacted by the fear of exposure to or actual effects of the COVID-19 pandemic or another disease pandemic, epidemic, or similar widespread public health concern; these impacts may include but are not limited to:

●	Additional temporary store closures due to reduced workforces or government mandates or the need to continue utilizing a curbside pickup model or otherwise modify our operations;
●	Failure of third parties on which we rely, including our suppliers, contract manufacturers, contractors, commercial banks, joint venture partners and external business partners to meet their obligations to the company, or significant disruptions in their ability to do so which may be caused by their own financial or operational difficulties and may adversely impact our operations;
●	Supply chain risks such as scrutiny or embargoing of goods produced in infected areas;
●	Construction delays or halts, preventing us from opening new stores;
●	Liquidity strains, which could slow the rate at which we open new stores;
●	Inability of our key leaders to visit our stores, which could negatively impact customer service and associate morale;
●	Reduced workforces which may be caused by, but not limited to, the temporary inability of the workforce to work due to illness, quarantine, or government mandates;
●	Increased cybersecurity risks due to the number of associates working remotely;
●	Increased litigation risk as a result of the pandemic; and
●	Reduced consumer traffic and purchasing, which may be caused by, but not limited to, the temporary inability of customers to shop with us due to illness, quarantine or other travel restrictions, or financial hardship, shifts in demand away from discretionary spending, or shifts in demand from higher priced products to lower priced products.

Any of the foregoing factors, or other cascading effects of the COVID-19 pandemic or another disease pandemic, epidemic, or similar widespread public health concern, including effects that are not currently foreseeable, could materially increase our costs, negatively impact our sales and damage our financial condition, results of operations, cash flows and our liquidity position, possibly to a significant degree. The duration of any such impacts cannot be predicted, and while it is not clear whether our current insurance policies will provide recovery for any of the impacts of the COVID-19 pandemic or any future disease pandemic, epidemic, or similar widespread public health concern, we do not anticipate that such policies will provide adequate coverage for the impacts of COVID-19 or any future disease pandemic, epidemic, or similar widespread public health concern.

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
10.1

Amendment No. 3 to Credit Agreement and Amendment No. 1 to Security Agreement, dated as of February 14, 2020, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., FD Sales Company LLC, the lenders from time to time party thereto and UBS AG, Stamford Branch, as Administrative Agent and Collateral Agent (2)

10.2

Amendment No. 1 to Amended and Restated Credit Agreement and Amendment No. 1 to Amended and Restated Security Agreement, dated as of February 14, 2020, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., FD Sales Company LLC, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent and Swing Line Lender (2)

10.3	Second Amended and Restated Employment Agreement, dated February 3, 2020, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and Thomas V. Taylor (3)#
10.4	Second Amended and Restated Employment Agreement, dated February 3, 2020, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and Lisa G. Laube (3)#
10.5	Second Amended and Restated Employment Agreement, dated February 3, 2020, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and Trevor S. Lang (3)#
10.6	Amended and Restated Employment Agreement, dated February 3, 2020, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and Brian K. Robbins (3)#
10.7	Second Amended and Restated Employment Agreement, dated February 3, 2020, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and David V. Christopherson (3)#
10.8	Form of Performance Restricted Stock Agreement under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan (3)
10.9	Addendum to Employment Agreement, dated March 26, 2020, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and Thomas V. Taylor#
10.10	Addendum to Employment Agreement, dated March 26, 2020, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and David V. Christopherson#
10.11	Addendum to Employment Agreement, dated March 26, 2020, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and Brian K. Robbins#
10.12	Addendum to Employment Agreement, dated March 26, 2020, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and Trevor S. Lang#
10.13	Addendum to Employment Agreement, dated March 26, 2020, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and Lisa G. Laube#
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

#	Denotes a management contract or compensatory plan or arrangement.
(1)

(2)	(1) Filed as an exhibit to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-216000) filed with the SEC on April 24, 2017, and incorporated herein by reference.
(3)	(2) Filed as an exhibit to Registrant’s Current Report on Form 8-K (File No. 001-38070) filed with the SEC on February 19, 2020, and incorporated herein by reference.
(4)	(3) Filed as an exhibit to Registrant’s Current Report on Form 8-K (File No. 001-38070) filed with the SEC on February 4, 2020, and incorporated herein by reference.
(5)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOOR & DECOR HOLDINGS, INC.

Dated: April 30, 2020	By:	/s/ Thomas V. Taylor
Thomas V. Taylor
Chief Executive Officer
(Principal Executive Officer)

Dated: April 30, 2020	By:	/s/ Trevor S. Lang
Trevor S. Lang
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)