Form 10-Q
period 2020-06-25
Floor & Decor Holdings, Inc.
filed 2020-07-31
CIK 1507079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2020
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission file number 001-38070
_________________________________________
Floor & Decor Holdings, Inc.
(Exact name of registrant as specified in its charter)
_________________________________________

Delaware	27-3730271
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2500 Windy Ridge Parkway SE
Atlanta,	Georgia	30339
(Address of principal executive offices)		(Zip Code)

(404)	471-1634	Not Applicable
(Registrant’s telephone number, including area code)		(Former name, former address and former fiscal year, if changed since last report)
_________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2020
Class A common stock, $0.001 par value per share	103,460,984

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

in thousands, except for share and per share data	As of June 25, 2020	As of December 26, 2019
Assets
Current assets:
Cash and cash equivalents	$134,420	$27,037
Income taxes receivable	27,971	2,868
Receivables, net	54,118	69,301
Inventories, net	594,269	581,865
Prepaid expenses and other current assets	19,203	20,415
Total current assets	829,981	701,486
Fixed assets, net	481,770	456,289
Right-of-use assets	873,115	822,256
Intangible assets, net	109,283	109,299
Goodwill	227,447	227,447
Other assets	7,134	7,532
Total long-term assets	1,698,749	1,622,823
Total assets	$2,528,730	$2,324,309
Liabilities and stockholders’ equity
Current liabilities:
Current portion of term loan	$2,558	$—
Current portion of lease liabilities	90,543	74,592
Trade accounts payable	326,032	368,459
Accrued expenses and other current liabilities	106,170	102,807
Deferred revenue	8,387	6,683
Total current liabilities	533,690	552,541
Term loan	206,977	142,606
Lease liabilities	896,626	844,269
Deferred income tax liabilities, net	38,930	18,378
Other liabilities	2,011	2,179
Total long-term liabilities	1,144,544	1,007,432
Total liabilities	1,678,234	1,559,973
Commitments and Contingencies (Note 5)
Stockholders’ equity
Capital stock:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at June 25, 2020 and December 26, 2019	—	—
Common stock Class A, $0.001 par value; 450,000,000 shares authorized; 103,146,537 shares issued and outstanding at June 25, 2020 and 101,457,858 issued and outstanding at December 26, 2019	103	101
Common stock Class B, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at June 25, 2020 and December 26, 2019	—	—
Common stock Class C, $0.001 par value; 30,000,000 shares authorized; 0 shares issued and outstanding at June 25, 2020 and December 26, 2019	—	—
Additional paid-in capital	387,344	370,413
Accumulated other comprehensive loss, net	(33)	(193)
Retained earnings	463,082	394,015
Total stockholders’ equity	850,496	764,336
Total liabilities and stockholders’ equity	$2,528,730	$2,324,309

See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
in thousands, except for per share data	June 25, 2020	June 27, 2019	June 25, 2020	June 27, 2019
Net sales	$462,352	$520,311	$1,017,289	$997,361
Cost of sales	265,660	302,488	584,565	578,164
Gross profit	196,692	217,823	432,724	419,197
Operating expenses:
Selling and store operating	138,457	134,643	291,523	262,026
General and administrative	33,713	30,916	64,571	61,118
Pre-opening	3,433	6,369	8,867	10,396
Total operating expenses	175,603	171,928	364,961	333,540
Operating income	21,089	45,895	67,763	85,657
Interest expense, net	2,303	2,223	4,110	5,144
Gain on early extinguishment of debt	(1,015)	—	(1,015)	—
Income before income taxes	19,801	43,672	64,668	80,513
(Benefit) provision for income taxes	(12,203)	76	(4,399)	6,197
Net income	$32,004	$43,596	$69,067	$74,316
Change in fair value of hedge instruments, net of tax	92	(213)	160	(547)
Total comprehensive income	$32,096	$43,383	$69,227	$73,769
Basic earnings per share	$0.31	$0.44	$0.68	$0.76
Diluted earnings per share	$0.30	$0.42	$0.65	$0.71

See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Class A
in thousands	Shares	Amount
Balance, December 27, 2019	101,458	$101	$370,413	$(193)	$394,015	$764,336
Stock-based compensation expense	—	—	2,908	—	—	2,908
Exercise of stock options	453	1	3,782	—	—	3,783
Issuance of restricted stock awards	368	—	—	—	—	—
Shares issued under employee stock plans	30	—	1,131	—	—	1,131
Other comprehensive gain, net of tax	—	—	—	68	—	68
Net income	—	—	—	—	37,063	37,063
Balance, March 26, 2020	102,309	$102	$378,234	$(125)	$431,078	$809,289
Stock-based compensation expense	—	—	4,234	—	—	4,234
Exercise of stock options	838	1	4,876	—	—	4,877
Other comprehensive gain, net of tax	—	—	—	92	—	92
Net income	—	—	—	—	32,004	32,004
Balance, June 25, 2020	103,147	$103	$387,344	$(33)	$463,082	$850,496

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Class A
in thousands	Shares	Amount
Balance, December 28, 2018	97,588	$98	$340,462	$186	$243,563	$584,309
Stock-based compensation expense	—	—	2,250	—	—	2,250
Exercise of stock options	348	—	1,776	—	—	1,776
Cumulative effect from adoption of ASU No. 2016-02	—	—	—	—	(179)	(179)
Shares issued under employee stock plans	61	—	1,419	—	—	1,419
Other comprehensive loss, net of tax	—	—	—	(334)	—	(334)
Net income	—	—	—	—	30,720	30,720
Balance, March 28, 2019	97,997	$98	$345,907	$(148)	$274,104	$619,961
Stock-based compensation expense	—	—	2,168	—	—	2,168
Exercise of stock options	1,090	1	5,375	—	—	5,376
Issuance of restricted stock awards	24	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	(213)	—	(213)
Net income	—	—	—	—	43,596	43,596
Balance, June 27, 2019	99,111	$99	$353,450	$(361)	$317,700	$670,888

See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Twenty-six Weeks Ended
in thousands	June 25, 2020	June 27, 2019
Operating activities
Net income	$69,067	$74,316
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,389	34,910
Gain on early extinguishment of debt	(1,015)	—
(Gain) loss on asset impairments and disposals	(29)	22
Deferred income taxes	20,552	(1,478)
Interest cap derivative contracts	170	1,250
Stock-based compensation expense	7,142	4,418
Changes in operating assets and liabilities:
Receivables, net	15,183	15,809
Inventories, net	(12,404)	24,618
Trade accounts payable	(42,427)	(40,808)
Accrued expenses and other current liabilities	258	9,058
Income taxes	(25,100)	1,541
Deferred revenue	1,704	1,723
Other, net	19,215	(3,222)
Net cash provided by operating activities	96,705	122,157
Investing activities
Purchases of fixed assets	(65,994)	(78,172)
Net cash used in investing activities	(65,994)	(78,172)
Financing activities
Borrowings on revolving line of credit	275,000	95,300
Payments on revolving line of credit	(275,000)	(95,300)
Proceeds from term loans	75,000	—
Payments on term loans	(1,237)	(1,750)
Proceeds from exercise of stock options	8,660	7,152
Debt issuance costs	(6,882)	—
Proceeds from employee stock purchase plan	1,131	1,419
Net cash provided by financing activities	76,672	6,821
Net increase in cash and cash equivalents	107,383	50,806
Cash and cash equivalents, beginning of the period	27,037	644
Cash and cash equivalents, end of the period	$134,420	$51,450
Supplemental disclosures of cash flow information
Buildings and equipment acquired under operating leases	$91,670	$132,213
Cash paid for interest, net of capitalized interest	$3,486	$3,912
Cash paid for income taxes, net of refunds	$147	$12,099
Fixed assets accrued at the end of the period	$22,631	$25,420

See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies
Nature of Business
Floor & Decor Holdings, Inc., together with its subsidiaries (the “Company,” “we,” “our” or “us”) is a highly differentiated, rapidly growing specialty retailer of hard surface flooring and related accessories. We offer a broad in-stock assortment of tile, wood, laminate/luxury vinyl plank, and natural stone flooring along with decorative and installation accessories at everyday low prices. Our stores appeal to a variety of customers, including professional installers and commercial businesses (“Pro”), Do-it-Yourself customers (“DIY”) and customers who buy our products for professional installation (“Buy-it-Yourself” or “BIY”). We operate within one reportable segment.
As of June 25, 2020, the Company, through its wholly owned subsidiary, Floor and Decor Outlets of America, Inc. ("Outlets"), operates 125 warehouse-format stores, which average 76,000 square feet, and one small-format standalone design center in 30 states, as well as four distribution centers and an e-commerce site, FloorandDecor.com.
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
Results of operations for the thirteen and twenty-six weeks ended June 25, 2020 and June 27, 2019 are not necessarily indicative of the results to be expected for the full years.
Impact of the COVID-19 Pandemic
On March 11, 2020, the World Health Organization announced that infections of the coronavirus (COVID-19) had become a pandemic, and on March 13, 2020, the President of the United States announced a National Emergency relating to the COVID-19 pandemic. While the full impact that the COVID-19 pandemic could have on the Company's business remains highly uncertain, it has had a material negative impact on the Company's fiscal 2020 operations and financial results to date. The following summarizes certain actions taken and impacts from the COVID-19 pandemic during and subsequent to the thirteen and twenty-six weeks ended June 25, 2020:
•Beginning in late March 2020, for the health and safety of its customers and employees, the Company temporarily closed some of its stores and shifted its remaining stores to a curbside pickup model. Under this model, customers were not allowed to enter the Company's stores, resulting in a significant decline in sales compared to the same period of the prior year.
•In May, the Company began a phased approach to reopening its stores for in-store shopping with enhanced safety and sanitation measures such as requiring associates to wear face masks, installing social distancing markers on floors and protective shields at cash registers, and regularly sanitizing shopping carts, pin pads, design desks, and other high-traffic areas. As of June 25, 2020, all of the Company's stores are open for in-store shopping, with June sales higher than the same period of the prior year.

•To provide additional liquidity in response to the business uncertainties resulting from the evolving COVID-19 pandemic, the Company entered into a $75.0 million incremental term loan on May 18, 2020. See Note 3, "Debt" for additional information.
•In response to the impact and uncertainties caused by the COVID-19 pandemic, the Company initially implemented a number of measures to minimize cash outlays, including lowering inventory purchases and related supply chain costs to align with reduced sales, temporarily reducing compensation for all executive officers and most employees, temporarily freezing new hiring, reducing or eliminating non-essential spending, reducing advertising spending, furloughing certain employees, and delaying or reducing rent payments and planned capital expenditures, including new store investments. Since the Company began to reopen stores for in-store shopping starting in May, many of these cost saving measures have been eliminated or relaxed as the Company's financial results have improved.
•On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted, which includes provisions related to income taxes, the temporary deferral of the employer portion of social security taxes, and retention credits for 50% of eligible wages and health benefits paid to employees not providing services due to the COVID-19 pandemic. Refer to Note 4, "Income Taxes" for additional information.
The COVID-19 pandemic remains a rapidly evolving situation. The extent of the impact of the pandemic on the Company's business and financial results will depend on future developments, including the duration of the pandemic and the spread of COVID-19 within the markets in which the Company operates as well as the related impact on consumer confidence and spending, all of which are highly uncertain.
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
Due to the impact of the COVID-19 pandemic on the Company’s business, the Company qualitatively assessed whether it was more likely than not that the goodwill and indefinite-lived intangible assets were impaired as of March 26, 2020. As part of this assessment, the Company considered information available as of the April 30, 2020 filing date of its first quarter fiscal 2020 10-Q related to the negative financial impact that resulted from temporary store closures and limited curbside operations beginning in late March. Based on this interim impairment assessment, the Company determined that its goodwill and indefinite-lived intangible assets were not impaired as of March 26, 2020. Further, the Company considered events and changes in circumstances subsequent to April 30, 2020, including the improvement in sales since reopening stores to customers for in-store shopping, and did not identify an indication of impairment of its goodwill or indefinite-lived intangible assets as of June 25, 2020.
Leases
During the second quarter of fiscal 2020, Company negotiated rent deferrals or abatements for a significant number of its stores. The Company has also delayed rent payments for some stores as negotiations are in process with landlords. Total payments delayed or deferred as of June 25, 2020 were approximately $5.9 million, of which $4.9 million is included in the current portion of lease liabilities and $1.0 million is included in lease liabilities on the condensed consolidated balance sheets.

In accordance with Financial Accounting Standards Board ("FASB") Staff Q&A - Topic 842: "Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic" issued in April 2020, the Company has elected to account for lease concessions that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee as though enforceable rights and obligations for those concessions existed in the original lease agreements. For qualified rent deferrals, the Company has recognized a non-interest bearing accrued liability, which will be reduced when the deferred payment is made in the future. For qualifying rent abatement concessions, which are immaterial in aggregate, the Company is recognizing negative lease expense for the amount of the abatement on a straight-line basis over the term of the lease. During the thirteen and twenty-six weeks ended June 25, 2020, the Company recognized less than $0.1 million of negative lease expense related to rent abatement concessions.
Recently Adopted Accounting Pronouncements
Implementation Costs Incurred in Cloud Computing Arrangements. In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.” ASU No. 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. In the first quarter of fiscal 2020, the Company adopted ASU No. 2018-15 on a prospective basis for implementation costs for new or existing arrangements incurred on or after the adoption date. The adoption of ASU No. 2018-15 did not have a material impact on the Company’s condensed consolidated financial statements.
Credit Losses. In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which modifies the measurement approach for credit losses on financial assets measured on an amortized cost basis from an 'incurred loss' method to an 'expected loss' method. The amended guidance requires the measurement of expected credit losses to be based on relevant information, including historical experience, current conditions, and a reasonable and supportable forecast that affects the collectability of the related financial asset. The adoption of ASU No. 2016-13 in the first quarter of fiscal 2020 did not have a material impact on the Company’s condensed consolidated financial statements.
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
2. Revenues
Net sales consist of revenue associated with contracts with customers for the sale of goods and services in amounts that reflect the consideration the Company is entitled to receive in exchange for those goods and services.
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

Disaggregated Revenue
The Company has one operating segment and one reportable segment. The following table presents the net sales of each major product category (in thousands):

	Thirteen Weeks Ended
	June 25, 2020		June 27, 2019
Product Category	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Tile	$118,981	26%	$136,319	26%
Laminate / luxury vinyl plank	105,427	23	108,218	21
Decorative accessories / wall tile	87,547	19	97,594	19
Installation materials and tools	73,213	16	88,592	17
Wood	41,901	9	52,762	10
Natural stone	30,319	6	32,903	6
Other (1)	4,964	1	3,923	1
Total	$462,352	100%	$520,311	100%

	Twenty-six Weeks Ended
	June 25, 2020		June 27, 2019
Product Category	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Tile	$253,893	25%	$261,629	26%
Laminate / luxury vinyl plank	230,421	23	205,720	21
Decorative accessories / wall tile	201,144	20	192,034	19
Installation materials and tools	167,789	16	168,301	17
Wood	90,896	9	101,992	10
Natural stone	65,196	6	63,790	6
Other (1)	7,950	1	3,895	1
Total	$1,017,289	100%	$997,361	100%
(1) Other includes delivery revenue less adjustments for deferred revenue, sales returns reserves, rewards under our Pro Premier Loyalty program, and other revenue related adjustments that are not allocated on a product-level basis.

3. Debt
The following table summarizes the Company's long-term debt as of June 25, 2020 and December 26, 2019:

in thousands	June 25, 2020	December 26, 2019
Credit Facilities:
UBS Facility Term Loan B	$144,263	$145,500
UBS Facility Term Loan B-1	75,000	—
Wells Facility Revolving Line of Credit	—	—
Total secured debt at par value	219,263	145,500
Less: unamortized discount and debt issuance costs	9,728	2,894
Net carrying amount	209,535	142,606
Less: current maturities	2,558	—
Total long-term debt	$206,977	$142,606
Total debt at fair value	$203,915	$145,136
Market risk associated with the Company's fixed and variable rate long-term debt relates to the potential change in fair value and negative impact to future earnings, respectively, from a change in interest rates. The aggregate fair value of debt is based primarily on the Company's estimates of interest rates, maturities, credit risk, and underlying collateral and is classified as Level 3 within the fair value hierarchy.
The following table summarizes scheduled maturities of the Company’s debt, including current maturities, as of June 25, 2020:

in thousands	Amount
Twenty-seven weeks ending December 31, 2020	$1,460
2021	1,647
2022	2,196
2023	2,196
2024	2,196
Thereafter (1)	209,568
Total minimum debt payments	$219,263
(1)Thereafter maturities are comprised of $137.8 million due under the term loan B facility and $71.8 million due under the term loan B-1 facility through February 14, 2027.

Credit Facility Amendments
Term Loan Facility
On February 14, 2020, the Company entered into a repricing and third amendment to the credit agreement governing its senior secured term loan facility (the "Term Loan Facility") which, among other things, (a) refinanced the existing term loan B facility with a new term loan B facility in the same aggregate principal amount of approximately $144.6 million, and (b) extended the stated maturity date under the Term Loan Facility to February 14, 2027. The Term Loan Facility also includes an “accordion” feature that allows the Company, under certain circumstances, to increase the size of the Term Loan Facility by an amount up to the greater of $270.0 million or 100.0% of Consolidated EBITDA (as defined in the Term Loan Facility), plus additional amounts (x) if such increase is secured on a pari passu basis with the loans under the Term Loan Facility, up to a Consolidated First Lien Leverage Ratio (as defined in the Term Loan Facility) of 2.50:1.00, (y) if such increase is secured on a junior basis with the loans under the Term Loan Facility, up to a Consolidated Secured Leverage Ratio (as defined in the Term Loan Facility) of 3.50:1.00 and (z) if such increase is unsecured, up to a Consolidated Total Leverage Ratio (as defined in the Term Loan Facility) of 3.50:1.00, subject to certain additional adjustments, which, under certain circumstances, allow for a Consolidated Total Leverage Ratio of up to 4.50:1.00.
The third amendment to the Term Loan Facility also amended the margin applied to loans under the term loan B facility to (x) in the case of ABR Loans (as defined in the Term Loan Facility), from 1.75% or 1.50% per annum (based on credit rating tests) to 1.00% per annum (subject to satisfying a leverage ratio test and subject to a leverage-based step-up to 1.25% if such leverage ratio test is exceeded), and (y) in the case of Eurodollar Loans (as defined in the Term Loan Facility), from 2.75% or 2.50% per annum (based on credit rating tests) to 2.00% per annum (subject to satisfying a leverage ratio test and subject to a leverage-based step-up to 2.25% if such leverage ratio test is exceeded) (subject to a 0.00% floor on Eurodollar Loans). The material terms of the Term Loan Facility were otherwise unchanged.
On May 18, 2020, to provide additional liquidity in response to the business uncertainties resulting from the evolving COVID-19 pandemic, the Company entered into a fourth amendment to the Term Loan Facility that, among other things, (a) provides for a new incremental term loan facility in an aggregate principal amount of $75.0 million with a maturity date of February 14, 2027 (the “term loan B-1 facility”). The Company received net proceeds of $70.5 million from the term loan B-1 facility after deducting a $4.1 million original issuance discount and $0.3 million of debt issuance costs to third parties. The Company intends to use the net proceeds to support its growth plans and for general corporate purposes. The term loan B-1 facility is a separate tranche from the Company's existing term loan B facility. The terms of loans under the term loan B facility remain unchanged.
The Term Loan Facility provides a margin for loans under the term loan B-1 facility of (x) in the case of ABR Loans (as defined in the Term Loan Facility), 3.00% per annum, and (y) in the case of Eurodollar Loans (as defined in the Term Loan Facility), 4.00% per annum (subject to a 1.00% floor on Eurodollar Loans). At June 25, 2020, the applicable interest rate for borrowings was 2.2% for the term loan B facility and 5.0% for the term loan B-1 facility.
All obligations under the Term Loan Facility are secured by (1) a first-priority security interest in substantially all of the property and assets of Outlets and the other guarantors under the Term Loan Facility, with certain exceptions, and (2) a second-priority security interest in the collateral securing the revolving credit facility.
Gain on Debt Extinguishment
During the second quarter of fiscal 2020, the Company evaluated the fourth amendment to the Term Loan Facility in accordance with ASC 470-50, "Debt - Modifications and Extinguishments," on a lender-by-lender basis and determined that the incremental term loan borrowing was provided entirely by one lender and its affiliates. As this lender held a portion of the existing Term Loan Facility debt, the Company performed the 10% cash flow test pursuant to ASC 470-50-40-10 and concluded that the results exceeded the 10% threshold. As a result, the Company accounted for this transaction as a partial extinguishment and derecognized the existing debt held by this lender and recorded the new debt at fair value. Based on the difference between the reacquisition price and carrying amount of debt, the Company recognized a $1.0 million gain on early extinguishment of debt, which included the original issuance discount of $4.1 million and $0.5 million of unamortized debt issuance costs related to the extinguished debt as part of the calculation.

ABL Facility
On February 14, 2020, the Company also entered into a repricing and general amendment to the credit agreement governing its revolving credit facility (as amended, the “ABL Facility”) that, among other things, (a) increased its revolving commitments to a total aggregate principal amount of $400.0 million, and (b) extended the stated maturity date under the ABL Facility to February 14, 2025. The ABL Facility also includes an “accordion” feature that allows the Company under certain circumstances, to increase the size of the facility by an amount up to $100.0 million, or such higher amount as may be agreed to by the Required Lenders (as defined in the ABL Facility).
The amendment to the ABL Facility also amended the margin applied to loans and letters of credit to (x) in the case of Base Rate Loans (as defined in the ABL Facility), from 0.25% or 0.50% per annum (based on availability) to a flat rate of 0.25% per annum, (y) in the case of LIBO Rate Loans (as defined in the ABL Facility) and letter of credit fees for standby letters of credit, from 1.25% or 1.50% per annum (based on availability) to a flat rate of 1.25% per annum (subject to a 0.00% floor on LIBO Rate Loans) and (z) in the case of letter of credit fees for commercial letters of credit, from 0.75% or 1.00% per annum (based on availability) to a flat rate of 0.75% per annum. The material terms of the ABL Facility were otherwise unchanged.
As of June 25, 2020, the Company's ABL Facility had a maximum availability of $400.0 million with actual available borrowings limited to the sum, at the time of calculation, of (a) eligible credit card receivables multiplied by the credit card advance rate, plus (b) the cost of eligible inventory, net of inventory reserves, multiplied by the applicable appraisal percentage, plus (c) 85% of eligible net trade receivables, plus (d) all eligible cash on hand, plus (e) 100% of the amount for which the eligible letter of credit must be honored after giving effect to any draws, minus certain Availability Reserves (each component as defined in the ABL Facility). The ABL Facility is available for issuance of letters of credit and contains a sublimit of $50.0 million for standby letters of credit and commercial letters of credit combined. Available borrowings under the facility are reduced by the face amount of outstanding letters of credit.
All obligations under the ABL Facility are secured by (1) a first-priority security interest in the cash and cash equivalents, accounts receivable, inventory, and related assets of Outlets and the other guarantors under the ABL Facility, with certain exceptions, and (2) a second-priority security interest in substantially all of the other property and assets of Outlets and the other guarantors under the Term Loan Facility.
Net availability under the ABL Facility, as reduced by outstanding letters of credit of $20.3 million, was $362.1 million based on financial data as of June 25, 2020.
Covenants
The credit agreements governing the Term Loan Facility and ABL Facility contain customary restrictive covenants that, among other things and with certain exceptions, limit the Company’s ability to (i) incur additional indebtedness and liens in connection with such indebtedness, (ii) pay dividends and make certain other restricted payments, (iii) effect mergers or consolidations, (iv) enter into transactions with affiliates, (v) sell or dispose of property or assets, and (vi) engage in unrelated lines of business. In addition, these credit agreements subject the Company to certain reporting obligations and require that the Company satisfy certain financial covenants, including, among other things, a requirement that if borrowings under the ABL Facility exceed 90% of availability, the Company will maintain a certain fixed charge coverage ratio (defined as Consolidated EBITDA less non-financed capital expenditures and income taxes paid to consolidated fixed charges, in each case as more fully defined in the ABL Facility).
The Term Loan Facility has no financial maintenance covenants. The Company is currently in compliance with all material covenants under the credit agreements.
4. Income Taxes
Effective tax rates for the thirteen and twenty-six weeks ended June 25, 2020 and June 27, 2019 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within each period. The Company’s effective income tax rate was (61.6)% for the thirteen weeks ended June 25, 2020 and 0.2% for the thirteen weeks ended June 27, 2019. The Company’s effective income tax rate was (6.8)% for the twenty-six weeks ended June 25, 2020 and 7.7% for the twenty-six weeks ended June 27, 2019. For each period, the effective income tax rate was lower than the statutory federal income tax rate of 21.0% primarily due to the recognition of income tax benefits from tax deductions in excess of book expense related to stock option exercises and other discrete items. Additionally, the thirteen and twenty-six weeks ended June 25, 2020 included income tax benefits resulting from the enactment of the CARES Act.

The Company recognizes discrete expense for loss contingencies related to uncertain tax positions, including estimated interest and penalties. The Company recognized no expense related to uncertain tax positions during the thirteen weeks ended June 25, 2020 and $0.1 million during the thirteen weeks ended June 27, 2019. The Company recognized $2.6 million and $0.1 million of such expense during the twenty-six weeks ended June 25, 2020 and June 27, 2019, respectively.
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
Coronavirus Aid, Relief, and Economic Security Act (CARES Act)
The CARES Act includes, among other things, income tax provisions allowing for the temporary five-year carryback of net operating losses generated in 2018, 2019, and 2020, temporary modifications to the limitations placed on interest deductions, and technical corrections of tax depreciation methods for qualified improvement property ("QIP"), which changes 39-year property to 15-year property eligible for 100% tax bonus depreciation. In addition, the CARES Act includes provisions such as the temporary deferral of the employer portion of social security taxes incurred through the end of calendar 2020 and an employee retention credit for 50% of wages and health benefits paid to employees not providing services due to the COVID-19 pandemic. The Company has made estimates of the effect of the CARES Act and will adjust estimates, if needed, as new legislation or guidance becomes available.
As a result of the faster tax depreciation methods allowed under the CARES Act for QIP and the retroactive application of those methods for QIP placed in service during fiscal 2018 and 2019, the Company incurred a fiscal 2019 net operating loss for federal income tax purposes that it expects to carry back to prior years during which the federal tax rate was 35%, resulting in a $7.7 million income tax benefit during the thirteen and twenty-six weeks ended June 25, 2020. The Company expects to receive an estimated $28.4 million of cash refunds in fiscal 2020 related to the accelerated QIP depreciation and the carry back of the fiscal 2019 net operating loss. Furthermore, the Company expects the changes to QIP depreciation to result in reductions to estimated income tax payments for fiscal 2020.
As of June 25, 2020, the Company has deferred $3.1 million of employer social security taxes, of which 50% are required to be deposited by December 2021 and the remaining 50% by December 2022.
In addition, the Company recorded a credit of $1.1 million related to employee retention credits made available under the CARES Act during the thirteen and twenty-six weeks ended June 25, 2020, of which $0.9 million was recognized as an offset to selling and store operating expenses and $0.2 million was recognized as an offset to general and administrative expenses within the condensed consolidated statements of operations and comprehensive income.

5. Commitments and Contingencies
Lease Commitments
The Company accounts for leases in accordance with ASC 842, Leases. The majority of our long-term operating lease agreements are for our corporate office, retail locations, and distribution centers, which expire in various years through 2041. The majority of our building leases also include options to extend, which are factored into the recognition of their respective assets and liabilities when appropriate based on management’s assessment of the probability that the options will be exercised.
When readily determinable, the rate implicit in the lease is used to discount lease payments to present value; however, substantially all of our leases do not provide a readily determinable implicit rate. If the rate implicit in the lease is not readily determinable, we use a third party to assist in the determination of a secured incremental borrowing rate, determined on a collateralized basis, to discount lease payments based on information available at lease commencement. The secured incremental borrowing rate is estimated based on yields obtained from Bloomberg for U.S. consumers with a BB- credit rating and is adjusted for collateralization as well as inflation. As of June 25, 2020 and June 27, 2019, our weighted average discount rate was 5.3% and 5.5%, respectively. As of June 25, 2020 and June 27, 2019, our weighted average remaining lease term was 10 years and 9 years, respectively.
Lease Costs
The table below presents components of lease expense for operating leases.

		Thirteen Weeks Ended		Twenty-six Weeks Ended
in thousands	Classification	June 25, 2020	June 27, 2019	June 25, 2020	June 27, 2019
Operating lease cost (1)	Selling and store operating	$34,221	$28,914	$68,037	$54,929
Sublease income	Selling and store operating	(597)	(606)	(1,194)	(1,229)
Total lease cost		$33,624	$28,308	$66,843	$53,700
(1) Includes variable lease costs, which were immaterial for the thirteen and twenty-six weeks ended June 25, 2020 and June 27, 2019.
Undiscounted Cash Flows
Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of June 25, 2020 were as follows:

in thousands	Amount
Twenty-seven weeks ending December 31, 2020	$132,231
2021	138,060
2022	129,040
2023	126,399
2024	123,096
Thereafter	656,948
Total minimum lease payments (2)	$1,305,774
Less: amount of lease payments representing interest	318,605
Present value of future minimum lease payments	987,169
Less: current obligations under leases	90,543
Long-term lease obligations	$896,626
(2) Future lease payments exclude approximately $72.1 million of legally binding minimum lease payments for operating leases signed but not yet commenced.
For the twenty-six weeks ended June 25, 2020 and June 27, 2019, cash paid for operating leases was $59.9 million and $52.4 million, respectively.

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
On June 18, 2020, an alleged stockholder filed a putative derivative complaint, Lincolnshire Police Pension Fund v. Taylor, et al., No. 2020-0487-JTL, in the Delaware Court of Chancery, purportedly on behalf of the Company against certain of the Company’s officers, directors, and stockholders. The complaint alleges breaches of fiduciary duties and unjust enrichment. The factual allegations underlying these claims are similar to the factual allegations made in the In re Floor & Decor Holdings, Inc. Securities Litigation pending in the United States District Court for the Northern District of Georgia, described above. The complaint seeks unspecified damages and restitution for the Company from the individual defendants and the payment of costs and attorneys’ fees. The time for the defendants to respond to the complaint has not yet expired.

The Company maintains insurance that may cover the above-referenced litigation up to the policy limits and subject to meeting certain deductibles and to other terms and conditions thereof. Estimating an amount or range of possible losses resulting from litigation proceedings is inherently difficult, particularly where the matters involve indeterminate claims for monetary damages and are in the stages of the proceedings where key factual and legal issues have not been resolved. For these reasons, we are currently unable to predict the ultimate timing or outcome of or reasonably estimate the possible losses or a range of possible losses resulting from the above-referenced litigation.
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
6. Stock-based Compensation
The Company accounts for stock-based compensation in accordance with ASC 718, Compensation- Stock Compensation, which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation, net of forfeitures, over the requisite service period for awards expected to vest. Stock-based compensation expense for the twenty-six weeks ended June 25, 2020 and June 27, 2019 was $7.1 million and $4.4 million, respectively, and was included in general and administrative expenses on the Company’s condensed consolidated statement of operations and comprehensive income.
Stock Options
The stock options granted to eligible employees during the twenty-six week period ended June 25, 2020 vest in four ratable annual installments on each of the first four anniversaries of the grant date, subject to the grantee’s continued service through the applicable vesting date. Stock option activity during the twenty-six weeks ended June 25, 2020 was as follows:

	Options	Weighted Average Exercise Price
Outstanding at December 27, 2019	6,037,079	$13.64
Granted	278,499	57.22
Exercised	(1,291,255)	6.71
Forfeited or expired	(91,618)	23.00
Outstanding at June 25, 2020	4,932,705	$17.74
Vested and exercisable at June 25, 2020	2,746,188	$10.39

The Company estimated the fair value of stock option grants using the Black-Scholes-Merton option pricing model with the following weighted average assumptions during the period:

Twenty-six Weeks Ended
June 25, 2020
Risk-free interest rate	1.22%
Expected volatility	38.7%
Expected life (in years)	5.75
Dividend yield	—%
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
The weighted average grant date fair value of stock options granted during the twenty-six weeks ended June 25, 2020 was $21.70. The Company’s total unrecognized compensation cost related to stock options as of June 25, 2020 was $20,195 thousand, which is expected to be recognized over a weighted average period of 2.6 years.
Restricted Stock Units
During the twenty-six weeks ended June 25, 2020, the Company granted restricted stock units to certain employees that represent an unfunded, unsecured right to receive a share of the Company’s Class A common stock upon vesting. These awards vest in four ratable annual installments on each of the first four anniversaries of the grant date, subject to the grantee’s continued service through the applicable vesting date. The fair value of the restricted stock units was determined based on the closing price of the Company’s Class A common stock on the date of grant.
The following table summarizes restricted stock unit activity during the twenty-six weeks ended June 25, 2020:

Restricted Stock Units
Unvested at December 27, 2019	—
Granted	114,440
Vested	—
Forfeited	(2,060)
Unvested at June 25, 2020	112,380
The weighted average grant date fair value of the restricted stock units granted during the twenty-six weeks ended June 25, 2020 was $56.76. The Company’s total unrecognized compensation cost related to restricted stock units as of June 25, 2020 was $5,852 thousand, which is expected to be recognized over a weighted average period of 3.7 years.
Restricted Stock Awards
During the twenty-six weeks ended June 25, 2020, the Company issued restricted stock awards to certain executive officers and non-employee directors comprised of performance-based restricted stock, total shareholder return (“TSR”) awards, and service-based restricted stock. The performance-based restricted stock cliff vest based on (i) the Company's achievement of predetermined financial metrics at the end of a three year performance period and (ii) the grantee’s continued service through the vesting date. The TSR awards cliff vest based on (i) the Company's relative TSR compared to a specified peer group, with no vesting unless the Company’s TSR exceeds the median of the specified peer group and (ii) the grant recipient continues service through the vesting date.

The following table summarizes restricted stock award activity during the twenty-six weeks ended June 25, 2020:

	Restricted Stock Awards
	Service-based	Performance-based	TSR
Unvested at December 27, 2019	37,032	—	—
Granted	102,931	160,315	104,456
Vested	(3,870)	—	—
Forfeited	—	—	—
Unvested at June 25, 2020	136,093	160,315	104,456
The fair value of performance-based and service-based restricted stock awards is based on the closing market price of the Company's Class A common stock on the date of grant. The fair value of the TSR awards is estimated on grant date using the Monte Carlo valuation method. Compensation cost for restricted stock awards is recognized using the straight-line method over the requisite service period, which for each of the awards is the service vesting period. The weighted average grant date fair value of the respective awards granted during the twenty-six weeks ended June 25, 2020 was $53.85. As of June 25, 2020, total unrecognized compensation cost related to unvested restricted stock awards was $18,457 thousand, which is expected to be recognized over a weighted average period of 3.1 years.
7. Earnings Per Share
Net Income per Common Share
The Company calculates basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effect of share-based awards.
The following table shows the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
in thousands, except per share data	June 25, 2020	June 27, 2019	June 25, 2020	June 27, 2019
Net income	$32,004	$43,596	$69,067	$74,316
Basic weighted average shares outstanding	102,114	98,642	101,872	98,214
Dilutive effect of share-based awards	3,352	6,198	3,604	6,392
Diluted weighted average shares outstanding	105,466	104,840	105,476	104,606
Basic earnings per share	$0.31	$0.44	$0.68	$0.76
Diluted earnings per share	$0.30	$0.42	$0.65	$0.71
The following share-based awards have been excluded from the computation of dilutive earnings per share because their effect would be anti-dilutive:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
in thousands	June 25, 2020	June 27, 2019	June 25, 2020	June 27, 2019
Stock options	591	1,011	599	1,003
Restricted stock	260	—	260	—
Restricted stock units	106	—	106	—

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
The forward-looking statements contained in this Quarterly Report are only predictions. Although we believe that the expectations reflected in the forward-looking statements in this Quarterly Report are reasonable, we cannot guarantee future events, results, performance or achievements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements in this Quarterly Report, including, without limitation, those factors described in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I and Item 1A, “Risk Factors” of Part II. Some of the key factors that could cause actual results to differ from our expectations include the following:
•an overall decline in the health of the economy, the hard surface flooring industry, consumer spending and the housing market, including as a result of the COVID-19 pandemic;
•an economic recession or depression, including as a result of the COVID-19 pandemic;
•the inability to staff our stores sufficiently, including for reasons due to the COVID-19 pandemic;
•the impacts of the COVID-19 pandemic or any natural disaster or unexpected event, including any impacts on the credit markets, our lenders, us, our operations, or our future financial or operational results;
•the resignation, incapacitation or death of any key personnel;
•any disruption in our distribution capabilities resulting from our inability to operate our distribution centers going forward;
•competition from other stores and internet-based competition;
•our failure to execute our business strategy effectively and deliver value to our customers;
•our inability to manage our growth;
•our inability to manage costs and risks relating to new store openings;
•our dependence on foreign imports for the products we sell, which may include the impact of tariffs and other duties;
•our inability to find, train and retain key personnel;
•violations of laws and regulations applicable to us or our suppliers;
•our failure to adequately protect against security breaches involving our information technology systems and customer information;
•our failure to successfully anticipate consumer preferences and demand;

•our inability to find available locations for our stores or our store support center on terms acceptable to us;
•our inability to obtain merchandise on a timely basis at prices acceptable to us;
•suppliers may sell similar or identical products to our competitors;
•our inability to maintain sufficient levels of cash flow to meet growth expectations;
•our inability to manage our inventory obsolescence, shrinkage and damage;
•fluctuations in material and energy costs; and
•restrictions imposed by our indebtedness on our current and future operations.
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
Overview
Founded in 2000, Floor & Decor is a high growth, differentiated, multi-channel specialty retailer of hard surface flooring and related accessories with 125 warehouse format stores across 30 states as of June 25, 2020. We believe that we offer the industry’s broadest in-stock assortment of tile, wood, laminate, vinyl, and natural stone flooring along with decorative and installation accessories at everyday low prices positioning us as the one stop destination for our customers’ entire hard surface flooring needs. We appeal to a variety of customers, including professional installers and commercial businesses (“Pro”), Do-it-Yourself customers (“DIY”), and customers who buy the products for professional installation.
We operate on a 52- or 53-week fiscal year ending the Thursday on or preceding December 31. The following discussion contains references to the first twenty-six weeks of fiscal 2020 and fiscal 2019, which ended on June 25, 2020 and June 27, 2019, respectively.
During the twenty-six weeks ended June 25, 2020, we continued to make long-term key strategic investments, including:
•opening five new warehouse-format stores ending the quarter with 125 warehouse-format stores;
•focusing on innovative new products and localized assortments, supported by inspirational in-store and online visual merchandising solutions;
•investing in our connected customer, in-store and virtual designer, and Pro customer personnel and customer relationship technology;
•investing capital to continue enhancing the in-store shopping experience for our customers; and
•investing in the protection of the health of our employees and customers, including temporarily implementing a curbside pickup model, shortening store operating hours, and implementing enhanced safety and sanitation measures in our stores.
COVID-19 Update
The COVID-19 pandemic has had a material negative impact on our fiscal 2020 operations and financial results to date. Compared with the same periods a year ago, comparable store sales declined by 20.8% and 9.6% during the thirteen and twenty-six weeks ended June 25, 2020, respectively, leading to current period decreases in operating and net income. These declines in sales, operating income, and net income are due to operational disruptions caused by the COVID-19 pandemic.
In response to the COVID-19 pandemic, we took measures to protect the health and safety of our employees and customers, including temporarily limiting most of our stores to curbside services beginning in late March. Approximately half of the available selling days for our stores were under this curbside model during the second quarter of fiscal 2020, during which comparable store sales were down approximately 49.6% compared to the prior year period.

Beginning in May and concluding in June, we implemented a phased approach to reopening stores for in-store shopping with enhanced safety and sanitation measures such as requiring associates to wear face masks, installing social distancing markers on floors and protective shields at cash registers, and regularly sanitizing shopping carts, pin pads, design desks, and other high-traffic areas. As of June 25, 2020, all of our stores have reopened to customers, and sales have recovered. For the approximately half of available selling days during the second quarter of fiscal 2020 in which customers were allowed in our stores, comparable store sales were up approximately 8.6% compared to the same period last year.
Despite the disruption caused by COVID-19, we remain focused on three priorities while navigating through this period of volatility and uncertainty:
•First, protect the health and safety of our employees and customers.
•Second, keep our brand strong and support all of our customers, including the numerous small businesses that rely upon us such as general contractors and flooring installers.
•Third, position Floor & Decor to emerge strong from this event.
We are working hard to continue monitoring and quickly responding to this situation, including communicating often throughout the organization and adapting our operations to follow rapidly evolving federal, state and local ordinances as well as health guidelines on mitigating the risk of COVID-19 transmission. We have teams in place monitoring the rapidly evolving situation and recommending risk mitigation actions; we have implemented travel restrictions; and we are encouraging social distancing practices. We have assessed and are implementing supply chain continuity plans. There has been no material impact on supply for most of our sourced merchandise, and we are also working closely with our suppliers and transportation partners.
There remains substantial uncertainty regarding the potential duration and severity of the COVID-19 pandemic. While we have reopened our stores to the public, we may face closure requirements and other operational restrictions at some or all of our physical locations for prolonged periods of time due to, among other factors, evolving and potentially more stringent federal, state, and local restrictions including shelter-in-place orders. We also may face store closures due to staffing challenges, including if store associates are in quarantine due to the COVID-19 pandemic. In addition, changes in consumer behavior due to financial, health, or other concerns may reduce consumer demand for our products. As a result of these and other uncertainties, the full financial impact of the pandemic cannot be reasonably estimated at this time.
Coronavirus Aid, Relief, and Economic Security Act
As discussed in Note 4, “Income Taxes,” on March 27, 2020, the President of the United States signed into law the CARES Act. Based on our initial assessment of the CARES Act, we estimate the following benefits to the Company:
•Due to the accelerated depreciation under the CARES Act of QIP placed in service during fiscal 2018 and 2019, we incurred a net operating loss for fiscal 2019 that we expect to carry back to prior years during which the federal tax rate was 35%, resulting in a $7.7 million income tax benefit during the thirteen and twenty-six weeks ended June 25, 2020. We expect to receive an estimated $28.4 million of cash refunds in fiscal 2020 related to the accelerated QIP depreciation and the carry back of fiscal 2019 net operating losses. Furthermore, we anticipate the changes to QIP depreciation and net operating loss carryback rules to result in reductions to estimated income tax payments for fiscal 2020.
•Cash savings in fiscal 2020 from the temporary deferral of the employer portion of social security taxes. As of June 25, 2020, we have deferred $3.1 million of employer social security taxes, of which 50% are required to be deposited by December 2021 and the remaining 50% by December 2022.
•The receipt of refundable payroll tax credits related to employee retention. For the thirteen and twenty-six weeks ended June 25, 2020, we recognized $1.1 million related to employee retention credits, of which $0.9 million was recognized as a reduction to selling and store operating expenses and $0.2 million was recognized as a reduction to general and administrative expenses within the condensed consolidated statements of operations and comprehensive income.

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

Results of Operations
While our revenue and earnings for the thirteen and twenty-six weeks ended June 25, 2020 were negatively impacted due to the COVID-19 pandemic, the full impact that the pandemic could have on our business remains highly uncertain. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - The COVID-19 Pandemic is Disrupting Our Business” and Item 1A., “Risk Factors” for more information about the potential impacts that the COVID-19 pandemic may have on our results of operations and overall financial performance for future periods. The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of net sales (actuals in thousands; dollar changes in millions):

	Thirteen Weeks Ended
	June 25, 2020		June 27, 2019
	Actual	% of Sales	Actual	% of Sales	$ Increase/(Decrease)	% Increase/(Decrease)
Net sales	$462,352	100.0%	$520,311	100.0%	$(58.0)	(11.1)%
Cost of sales	265,660	57.5	302,488	58.1	(36.8)	(12.2)
Gross profit	196,692	42.5	217,823	41.9	(21.1)	(9.7)
Operating expenses:
Selling and store operating	138,457	29.9	134,643	25.9	3.8	2.8
General and administrative	33,713	7.3	30,916	5.9	2.8	9.0
Pre-opening	3,433	0.7	6,369	1.2	(2.9)	(46.1)
Total operating expenses	175,603	37.9	171,928	33.0	3.7	2.1
Operating income	21,089	4.6	45,895	8.8	(24.8)	(54.0)
Interest expense, net	2,303	0.5	2,223	0.4	0.1	3.6
Gain on early extinguishment of debt	(1,015)	(0.2)	—	—	(1.0)	NM
Income before income taxes	19,801	4.3	43,672	8.4	(23.9)	(54.7)
(Benefit) provision for income taxes	(12,203)	(2.6)	76	—	(12.3)	NM
Net income	$32,004	6.9%	$43,596	8.4%	$(11.6)	(26.6)%

	Twenty-six Weeks Ended
	June 25, 2020		June 27, 2019
	Actual	% of Sales	Actual	% of Sales	$ Increase/(Decrease)	% Increase/(Decrease)
Net sales	$1,017,289	100.0%	$997,361	100.0%	$19.9	2.0%
Cost of sales	584,565	57.5	578,164	58.0	6.4	1.1
Gross profit	432,724	42.5	419,197	42.0	13.5	3.2
Operating expenses:
Selling and store operating	291,523	28.7	262,026	26.3	29.5	11.3
General and administrative	64,571	6.3	61,118	6.1	3.5	5.6
Pre-opening	8,867	0.9	10,396	1.0	(1.5)	(14.7)
Total operating expenses	364,961	35.9	333,540	33.4	31.4	9.4
Operating income	67,763	6.7	85,657	8.6	(17.9)	(20.9)
Interest expense, net	4,110	0.4	5,144	0.5	(1.0)	(20.1)
Gain on early extinguishment of debt	(1,015)	(0.1)	—	—	(1.0)	NM
Income before income taxes	64,668	6.4	80,513	8.1	(15.8)	(19.7)
(Benefit) provision for income taxes	(4,399)	(0.4)	6,197	0.6	(10.6)	NM
Net income	$69,067	6.8%	$74,316	7.5%	$(5.2)	(7.1)%

NM – Not meaningful

Selected Financial Information

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 25, 2020	June 27, 2019	June 25, 2020	June 27, 2019
Comparable store sales (% change)	(20.8)%	3.0%	(9.6)%	3.1%
Comparable average ticket (% change)	2.0%	1.9%	2.5%	1.5%
Comparable customer transactions (% change)	(22.3)%	1.1%	(11.9)%	1.5%
Number of warehouse-format stores	125	106	125	106
Adjusted EBITDA (in thousands)	$45,555	$66,592	$118,681	$126,660
Adjusted EBITDA margin	9.9%	12.8%	11.7%	12.7%
(1) Adjusted EBITDA is a non-GAAP financial measure. See “Non-GAAP Financial Measures” section below for additional information and a reconciliation to the most comparable GAAP measure.
Net Sales
Net sales during the thirteen weeks ended June 25, 2020 decreased $58.0 million, or 11.1%, compared to the corresponding prior year period primarily driven by a decrease in comparable store sales of 20.8%, partially offset by an increase in non-comparable store sales from the opening of 19 new stores since June 27, 2019. The comparable store sales decrease during the period of 20.8%, or $107.5 million, was primarily driven by a 22.3% decrease in comparable customer transactions due to temporarily limiting our stores to curbside services in response to the pandemic, partially offset by a 2.0% increase in comparable average ticket. Comparable sales declined among all six of our product categories during the period. Non-comparable store sales increased $49.5 million during the same period primarily due to the increase in new stores previously described.
Net sales during the twenty-six weeks ended June 25, 2020 increased $19.9 million, or 2.0%, compared to the corresponding prior year period due to an increase in non-comparable store sales from the opening of 19 new stores since June 27, 2019, substantially offset by a decrease in comparable store sales of 9.6%. The comparable store sales decrease during the period of 9.6%, or $95.9 million, was primarily driven by a 11.9% decrease in comparable customer transactions, partially offset by a 2.5% increase in comparable average ticket. Comparable sales declined among all six of our product categories during the period. Non-comparable store sales increased $115.8 million during the same period primarily due to the increase in new stores previously described.
We believe the decrease in comparable stores sales for the thirteen and twenty-six weeks ended June 25, 2020 is temporary due to the majority of our stores being limited to curbside operations from late March through early May, as our stores have had positive comparable sales after reopening to allow customers to shop in store.
Gross Profit and Gross Margin
Gross profit during the thirteen weeks ended June 25, 2020 decreased $21.1 million, or 9.7%, compared to the corresponding prior year period. This decrease in gross profit was driven by the 11.1% decrease in net sales, offset by an increase in gross margin to 42.5%, up approximately 60 basis points from 41.9% in the same period a year ago. The increase in gross margin was primarily due to higher product margin driven by lower costs from the elimination of certain tariffs and improved merchandising strategies, partially offset by higher distribution center costs related to our new distribution center near Baltimore, Maryland that opened in the fourth quarter of fiscal 2019.
Gross profit during the twenty-six weeks ended June 25, 2020 increased $13.5 million, or 3.2%, compared to the corresponding prior year period. This increase in gross profit was driven by the 2.0% increase in net sales and an increase in gross margin to 42.5%, up approximately 50 basis points from 42.0% in the corresponding prior year period. The increase in gross margin was primarily due to higher product margin driven by lower costs from the elimination of certain tariffs and improved merchandising strategies, partially offset by higher distribution center costs related to our new distribution center in Maryland.
Selling and Store Operating Expenses
Selling and store operating expenses during the thirteen weeks ended June 25, 2020 increased $3.8 million, or 2.8%, compared to the thirteen weeks ended June 27, 2019, due primarily to opening 19 new stores since June 27, 2019. As a percentage of net sales, our selling and store operating expenses increased approximately 400 basis points to 29.9% from 25.9% in the corresponding prior year period. Comparable store selling and store operating expenses as a percentage of comparable store sales increased by approximately 300 basis points over this same period.

Selling and store operating expenses during the twenty-six weeks ended June 25, 2020 increased $29.5 million, or 11.3%, compared to the twenty-six weeks ended June 27, 2019, primarily driven by the opening 19 new stores since June 27, 2019. As a percentage of net sales, our selling and store operating expenses increased approximately 240 basis points to 28.7% from 26.3% in the corresponding prior year period. Comparable store selling and store operating expenses as a percentage of comparable store sales increased by approximately 100 basis points.
The year-over-year increases in selling and store operating expenses as a percentage of net sales and comparable store sales were primarily driven by disruptions to our store operations caused by the pandemic that negatively impacted sales.
General and Administrative Expenses
General and administrative expenses, which are typically expenses incurred outside of our stores, increased $2.8 million, or 9.0%, during the thirteen weeks ended June 25, 2020 compared to the corresponding prior year period due to increased depreciation due to store support center investments to support store growth and increased incentive compensation expense. Our general and administrative expenses as a percentage of net sales increased approximately 140 basis points to 7.3%, up from 5.9% during the thirteen weeks ended June 27, 2019.
General and administrative expenses, increased $3.5 million, or 5.6%, during the twenty-six weeks ended June 25, 2020 compared to the corresponding prior year period due to increased depreciation due to store support center investments to support store growth and increased incentive compensation expense. Our general and administrative expenses as a percentage of net sales increased approximately 20 basis points to 6.3%, up from 6.1% during the twenty-six weeks ended June 27, 2019.
As depreciation and incentive compensation expenses have increased during the current periods presented in support of store growth, the negative impact to sales caused by the COVID-19 pandemic resulted in year-over-year increases in general and administrative expenses as a percentage of net sales and comparable store sales that were partially offset by cost saving measures that we implemented in response to the pandemic.
Pre-Opening Expenses
Pre-opening expenses during the thirteen weeks ended June 25, 2020 decreased $2.9 million, or 46.1%, compared to the corresponding prior year period. The decrease is primarily the result of a decline in the number of stores that we either opened or were preparing for opening compared to the prior year period. We opened two stores during the thirteen weeks ended June 25, 2020 as compared to opening three stores and relocating one store during the thirteen weeks ended June 27, 2019.
Pre-opening expenses during the twenty-six weeks ended June 25, 2020 decreased $1.5 million, or 14.7%, compared to the corresponding prior year period. The decrease is primarily the result of a decline in the number of stores that we either opened or were preparing for opening compared to the prior year period. During the twenty-six weeks ended June 25, 2020, we opened five stores as compared to opening six stores during the twenty-six weeks ended June 27, 2019.
Interest Expense
Net interest expense during the thirteen weeks ended June 25, 2020 increased $0.1 million, or 3.6%, compared to the corresponding prior year period. The slight increase in interest expense was primarily due to interest on new borrowings offset by higher interest income related to cash on hand and tariff refund receivables during the thirteen weeks ended June 25, 2020 compared to the second quarter of fiscal 2019.
Net interest expense during the twenty-six weeks ended June 25, 2020 decreased $1.0 million, or 20.1%, compared to the corresponding prior year period. The decrease in interest expense was primarily due to a decrease in interest rates on borrowings and an increase in interest income earned related to tariff refund receivables during the twenty-six weeks ended June 25, 2020 compared to the corresponding prior year period.
Income Taxes
The provision for income taxes was a $12.2 million benefit during the thirteen weeks ended June 25, 2020 compared to a $0.1 million expense during the thirteen weeks ended June 27, 2019. The effective tax rate was (61.6)% for the thirteen weeks ended June 25, 2020 compared to 0.2% in the corresponding prior year period. The decrease in the effective tax rate was primarily due to the recognition of income tax benefits in connection with the CARES Act during the current period.

The provision for income taxes was a $4.4 million benefit during the twenty-six weeks ended June 25, 2020 compared to a $6.2 million expense during the twenty-six weeks ended June 27, 2019. The effective tax rate was (6.8)% for the twenty-six weeks ended June 25, 2020 compared to 7.7% for the twenty-six weeks ended June 27, 2019. The decrease in the effective tax rate was primarily due to the recognition of income tax benefits in connection with the CARES Act and higher excess tax benefits related to stock option exercises during the current period, partially offset by higher discrete expense for loss contingencies related to uncertain tax positions.
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
EBITDA and Adjusted EBITDA are supplemental measures of financial performance that are not required by or presented in accordance with GAAP. We define EBITDA as net income before interest, (gain) loss on early extinguishment of debt, taxes, depreciation and amortization. We define Adjusted EBITDA as net income before interest, (gain) loss on early extinguishment of debt, taxes, depreciation and amortization adjusted to eliminate the impact of certain items that we do not consider indicative of our core operating performance. See below for a reconciliation of EBITDA and Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.
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

The following table reconciles net income to EBITDA and Adjusted EBITDA for the periods presented:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
in thousands	June 25, 2020	June 27, 2019	June 25, 2020	June 27, 2019
Net income	$32,004	$43,596	$69,067	$74,316
Depreciation and amortization (1)	21,991	17,392	43,664	34,263
Interest expense, net	2,303	2,223	4,110	5,144
Gain on early extinguishment of debt (2)	(1,015)	—	(1,015)	—
Income tax (benefit) expense	(12,203)	76	(4,399)	6,197
EBITDA	43,080	63,287	111,427	119,920
Stock compensation expense (3)	4,234	2,168	7,142	4,418
COVID-19 costs (4)	1,601	—	2,911	—
Tariff refunds (5)	(3,615)	—	(4,016)	—
Other (6)	255	1,137	1,217	2,322
Adjusted EBITDA	$45,555	$66,592	$118,681	$126,660
(1) Excludes amortization of deferred financing costs, which is included as part of interest expense, net in the table above.
(2) Represents gain on partial debt extinguishment in connection with the May 2020 amendment to the senior secured term loan credit facility.
(3) Non-cash charges related to stock-based compensation programs, which vary from period to period depending on timing of awards and forfeitures.
(4) Amounts are comprised of sanitation, personal protective equipment, and other costs directly related to disruptions caused by or efforts to mitigate the impact of the COVID-19 pandemic on our business.
(5) Represents income for estimated tariff refunds recognized for certain products. Interest income for the tariff refunds is included within interest expense, net in the table above.
(6) Other adjustments include amounts management does not consider indicative of our core operating performance. Amounts for the thirteen and twenty-six weeks ended June 25, 2020 primarily relate to legal fees associated with the February 2020 amendment to our senior secured term loan credit facility and costs associated with secondary public offerings of the Company’s Class A common stock by certain of our stockholders. Amounts for the thirteen and twenty-six weeks ended June 27, 2019 primarily relate to costs associated with the secondary public offering of our Class A common stock by certain of our stockholders, completed in February 2019, as well as the relocation of our store support center in Smyrna, Georgia, and the closure of our Miami distribution center. The Company did not sell any shares in the offering and did not receive any proceeds from the sale of shares by the selling stockholders.
Liquidity and Capital Resources
Liquidity is provided primarily by our cash flows from operations and our $400.0 million asset-backed revolving credit facility (the “ABL Facility”). Unrestricted liquidity based on our June 25, 2020 financial data was $496.5 million, consisting of $134.4 million in cash and cash equivalents and $362.1 million immediately available for borrowing under the ABL Facility without violating any covenants thereunder.
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
Twice a year, we conduct a clearance event with the goal of selling through discontinued inventory, followed by donations of the aged discontinued inventory that we are unable to sell. We generally conduct a larger clearance event during our third fiscal quarter followed by a smaller clearance event towards the end of the fiscal year. We define aged discontinued inventory as inventory in discontinued status for more than 12 months that we intend to donate. As of June 25, 2020, we had no aged discontinued inventory that we intend to donate.
Impact of the COVID-19 Pandemic on Liquidity
In more normal times and historically, our primary sources of funds for our business activities are cash flows from operations and our existing credit facilities. As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - COVID-19 Update” and “Item 1A. Risk Factors,” the COVID-19 pandemic has had a significant negative impact on our business and financial results during fiscal 2020, and the full financial impact of the pandemic cannot be reasonably estimated at this time due to uncertainty regarding its potential severity and duration. As a result of the COVID-19 pandemic, we may be required to rely more heavily on our cash reserves and lines of credit than we have in recent years. In response to these uncertainties, we have taken proactive steps to improve liquidity and maintain financial flexibility, including making targeted reductions in operating expenses and capital expenditures and entering into a $75.0 million incremental term loan (see Note 3, "Debt" for additional details).
We continue to monitor this rapidly developing situation and may, as necessary, reduce expenditures further, borrow additional amounts under our term loan and revolving credit facilities, or pursue other sources of capital that may include other forms of external financing in order to increase our cash position and preserve financial flexibility. The financial and credit markets have experienced and may continue to experience significant volatility and turmoil. Our continued access to external sources of liquidity depends on multiple factors, including the condition of debt capital markets, our operating performance, and maintaining strong credit ratings. If the impacts of the pandemic continue to create severe disruptions or turmoil in the financial markets, or if rating agencies lower our credit ratings, it could adversely affect our ability to access the debt markets, our cost of funds, and other terms for new debt or other sources of external liquidity. We expect that cash generated from operations together with cash on hand, our actions to reduce expenditures, the availability of borrowings under our credit facilities, and if necessary, additional funding through other forms of external financing, will be sufficient to meet liquidity requirements, anticipated capital expenditures, and payments due under our credit facilities for at least the next twelve months.
Due to the increase in sales at our stores since reopening for in-store shopping, we have revised our planned capital expenditures for fiscal 2020 higher, although these amounts continue to remain below our initial 2020 estimates prior to the pandemic. The exact scope of changes in our capital plans is evolving and will ultimately depend on a variety of factors, including the impact of the COVID-19 pandemic on our business. Total capital expenditures are currently planned to be between approximately $188.0 million to $196.0 million, compared to the approximately $147.0 million to $157.0 million we had planned at the end of the first quarter of fiscal 2020, and will be funded primarily by cash generated from operations and borrowings under the ABL Facility. Our capital needs may change in the future due to changes in our business, including in response to the COVID-19 pandemic, or new opportunities that we choose to pursue; however, we currently intend to make the following capital expenditures in fiscal 2020:
•open 13 warehouse-format stores as well as one small-format, standalone design center and start construction on stores opening in early 2021 using approximately $121.0 million to $125.0 million of cash;
•invest in existing store remodeling projects and our distribution centers using approximately $47.0 million to $49.0 million of cash; and
•invest in information technology infrastructure, e-commerce, and other store support center initiatives using approximately $20.0 million to $22.0 million of cash.

Cash Flow Analysis
A summary of our operating, investing, and financing activities are shown in the following table:

	Twenty-six Weeks Ended
in thousands	June 25, 2020	June 27, 2019
Net cash provided by operating activities	$96,705	$122,157
Net cash used in investing activities	(65,994)	(78,172)
Net cash provided by financing activities	76,672	6,821
Net increase in cash and cash equivalents	$107,383	$50,806
Net Cash Provided by Operating Activities
Cash provided by operating activities consists primarily of net income adjusted for changes in working capital as well as non-cash items, including depreciation and amortization, deferred income taxes, and stock-based compensation.
Net cash provided by operating activities was $96.7 million for the twenty-six weeks ended June 25, 2020 and $122.2 million for the twenty-six weeks ended June 27, 2019. The decrease in net cash provided by operating activities was primarily the result of an increase in inventory and other working capital to support operations.
Net Cash Used in Investing Activities
Investing activities consist primarily of capital expenditures for new store openings, existing store remodels (including leasehold improvements, new racking, new fixtures, new product and display vignettes, and enhanced design centers) and new infrastructure and information systems.
Capital expenditures during the twenty-six weeks ended June 25, 2020 and June 27, 2019 were $66.0 million and $78.2 million, respectively. The decline is primarily related to the decrease in new stores that opened or were under construction during the twenty-six weeks ended June 25, 2020 compared to the corresponding prior year period. We are preparing for an additional eight new stores and one design center to be opened during the third and fourth quarters of fiscal 2020, and we generally incur significant capital expenditures for new stores a few to several months in advance of opening. During the twenty-six weeks ended June 25, 2020, approximately 75% of capital expenditures were for new stores, 13% were for existing stores and distribution centers, while the remaining spend was associated with information technology, e-commerce, and store support center investments to support our growth.
Net Cash Provided by Financing Activities
Financing activities consist primarily of borrowings and related repayments under our credit agreements as well as proceeds from the exercise of stock options and our employee share purchase program.
Net cash provided by financing activities was $76.7 million for the twenty-six weeks ended June 25, 2020 compared to $6.8 million for the twenty-six weeks ended June 27, 2019. The increase in net cash provided by financing activities was primarily driven by net proceeds from borrowings under the incremental term loan facility during the second quarter of fiscal 2020.
Credit Facility Amendments
On February 14, 2020, we entered into a repricing and third amendment to the credit agreement governing our senior secured term loan facility (as amended, the “Term Loan Facility”) which, among other things, (a) refinanced our existing term loan B facility with a new term loan B facility in the aggregate principal amount of approximately $144.6 million, (b) extended the stated maturity date under the Term Loan Facility to February 14, 2027, and (c) included an “accordion” feature that allows us to borrow additional amounts as described more fully in Note 3, “Debt.”
On February 14, 2020, we also entered into a repricing and general amendment to the credit agreement governing our revolving credit facility (as amended, the “ABL Facility”) that, among other things, (a) increased our revolving commitments to a total aggregate principal amount of $400.0 million, and (b) extended the stated maturity date under the ABL Facility to February 14, 2025. The ABL Facility also includes an “accordion” feature that allows us under certain circumstances, to increase the size of the facility by an amount up to $100.0 million, or such higher amount as may be agreed to by the Required Lenders (as defined in the ABL Facility).

On May 18, 2020, we entered into a fourth amendment to the Term Loan Facility which, among other things, (a) provides for a new incremental term loan facility in an aggregate principal amount of $75.0 million with a maturity date of February 14, 2027 (the “term loan B-1 facility”). We received net proceeds of $70.5 million from the term loan B-1 facility after deducting a $4.1 million original issuance discount and $0.3 million of debt issuance costs to third parties, and we intend to use the net proceeds to support our growth plans and for general corporate purposes. The term loan B-1 facility is a separate tranche from our existing term loan B facility. The terms of loans under the term loan B facility remain unchanged.
Refer to Note 3, “Debt” for additional details regarding our Term Loan Facility and ABL Facility, including applicable covenants.
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
U.S. Tariffs and Global Economy
The current domestic and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy. In particular, the ongoing trade dispute between the U.S. and China has resulted in the U.S. imposing tariffs of 25% on many products from China. Historically, approximately half of the products we sell were imported from China, the majority of which are impacted by these tariffs. As we continue to manage the impact these tariffs may have on our business, we continue taking steps to mitigate some of these cost increases through negotiating lower costs from our vendors, increasing retail pricing as we deem appropriate, and sourcing from alternative countries. While we expect our efforts will mitigate a substantial portion of the overall effect of increased tariffs, we expect the enacted tariffs will increase our inventory costs and associated cost of sales.
Antidumping and Countervailing Duties
On May 24, 2019, the U.S. International Trade Commission (the “ITC”) announced it had completed a preliminary phase antidumping and countervailing duty investigation pursuant to the Tariff Act of 1930 with respect to the imports of ceramic tile from China and determined there is a reasonable indication that the ceramic tile production industry in the U.S. is being materially injured by imports of ceramic tile from China that have allegedly been subsidized by the Chinese government and are being sold in the U.S. at less than fair value, otherwise known as “dumping”. As a result of the ITC’s affirmative determinations, the U.S. Department of Commerce (the “DOC”) began its own related investigation. In September 2019, the DOC reached a preliminary determination that imports from China were subsidized and imposed preliminary duties of 103.77% on most Chinese exporters. In November 2019, the DOC reached a preliminary determination that imports from China were being sold in the United States at less than fair value and imposed preliminary antidumping duty rates ranging from 114.49% to 356.02% depending on the exporter. In April 2020, the DOC reached a final determination that imports from China were subsidized and were being sold in the U.S. at less than fair value. As a result of these final determinations, the DOC adjusted the countervailing duty to 358.81% for all Chinese exporters and the antidumping duty to 203.71% or 330.69% depending on the exporter. In May 2020, the ITC announced their final determination that the ceramic tile production industry in the U.S. is being materially injured by imports of ceramic tile from China, but retroactive duty deposits would not be required as the ITC made a negative critical circumstances determination. The DOC subsequently issued antidumping and countervailing orders.
The DOC has instructed the U.S. Customs and Border Protection to require cash deposits based on the announced effective rates. The final rates for the first 18 months of the orders will not be determined until the first administrative review process is completed, approximately two years after the published date of the orders.

We took steps to mitigate the risk of future exposure by sourcing from alternative countries, and we are no longer importing applicable products from China. We have made duty deposits for applicable entries according to U.S. Customs and Border Protection entry procedures. While we do not currently believe additional duty deposits will apply, we believe our potential exposure could be up to approximately $6.0 million. The actual additional duties, if applicable, could differ from this estimate. We have not established a reserve for this matter as we currently do not believe additional duties will be applicable. Potential costs and any attendant impact on pricing arising from these tariffs or potential duties, and any further expansion in the types or levels of tariffs or duties implemented, could require us to modify our current business practices and could adversely affect our business, financial condition, and results of operations.
Contractual Obligations
There were no material changes to our contractual obligations outside the ordinary course of our business during the twenty-six weeks ended June 25, 2020.
Off-Balance Sheet Arrangements
For the twenty-six weeks ended June 25, 2020, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources. We do not have any relationship with unconsolidated entities or financial partnerships for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and other factors management believes to be reasonable. The COVID-19 pandemic is disrupting our business as discussed in Management’s Discussion and Analysis and the estimates used for, but not limited to, our critical accounting policies could be impacted. We have assessed the impact and are not aware of any specific events or circumstances that required an update to the estimates and assumptions used for our critical accounting policies or that materially affected the carrying value of our assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
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
Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our Credit Facilities, which carry variable interest rates. As of June 25, 2020, the remaining principal balance of our outstanding variable rate debt aggregated approximately $219.3 million. A 1.0% increase in the effective interest rate for this debt would cause an increase in interest expense of approximately $2.2 million over the next twelve months. To lessen our exposure to changes in interest rate risk, we entered into a $102.5 million interest rate cap agreement in November 2016 with Wells Fargo that capped our LIBOR at 2.0% beginning in December 2016. We do not anticipate that the interest rate cap agreement with Wells Fargo will significantly impact interest expense in the near term as the U.S. Federal Reserve and other central banks have taken recent action to lower interest rates in response to the COVID-19 pandemic, and interest rates are near historic lows.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in reports filed or submitted under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the chief executive officer and the chief financial officer, have reviewed the effectiveness of the Company’s disclosure controls and procedures as of June 25, 2020 and, based on their evaluation, have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. The condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the fiscal quarter ended June 25, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The effects of the COVID-19 pandemic are negatively impacting our business and could continue to have a negative impact on our net sales, results of operations, financial position, store operations, new store openings and earnings.
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

In response to the COVID-19 pandemic and these changing conditions, beginning in mid-March, we closed some of our stores and shifted other stores to a curbside pickup model in the jurisdictions where government regulations permit our stores to continue to operate and where the customer demand makes such operations sustainable. We also furloughed or modified work hours for many of our employees and identified and implemented cost savings measures throughout our operations. Beginning in May and concluding in June, we implemented a phased approach to reopening stores for in-store shopping with enhanced safety and sanitation measures such as requiring associates to wear face masks, installing social distancing markers on floors and protective shields at cash registers, and regularly sanitizing shopping carts, pin pads, design desks, and other high-traffic areas. The COVID-19 pandemic and these responses have and may continue to adversely affect our customer traffic, sales, operating costs, and profit, and we cannot predict how long the COVID-19 pandemic will last, whether we will be required to close additional stores or what other government responses may occur. The COVID-19 pandemic has also adversely affected our ability to staff our existing stores and open new stores, and we have experienced construction delays.
If the business interruptions caused by COVID-19 reemerge, we may need to seek new sources of liquidity. The COVID-19 pandemic is adversely affecting the availability of liquidity generally in the credit markets, and there can be no guarantee that additional liquidity will be readily available or available on favorable terms, especially the longer the COVID-19 pandemic lasts.
Our operations have been and could be further disrupted if more of our employees are diagnosed with COVID-19 since this could require us to quarantine some or all of a store’s employees and disinfect the impacted stores. If a significant percentage of our workforce is unable to work, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with COVID-19, our operations may be negatively impacted, potentially affecting our liquidity, financial condition or results of operations. In addition, the COVID-19 pandemic, including the enhanced unemployment benefits provided under the CARES Act, has made it difficult to hire a sufficient number of store associates in many of our stores. If we are unable to hire a sufficient number of store associates or if there are insufficient existing store associates not subject to quarantine, we may need to reduce store hours or temporarily close stores.
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
Our business may be further negatively impacted by the fear of exposure to or actual effects of the COVID-19 pandemic or another disease pandemic, epidemic, or similar widespread public health concern; these impacts may include but are not limited to:
•Additional temporary store closures due to reduced workforces or government mandates or the need to utilize a curbside pickup model or otherwise modify our operations;
•Reduced workforces, which may be caused by, but not limited to, the temporary inability of the workforce to work due to illness, quarantine, or government mandates or the inability to sufficiently staff our stores;
•Failure of third parties on which we rely, including our suppliers, contract manufacturers, contractors, commercial banks, joint venture partners and external business partners to meet their obligations to the company, or significant disruptions in their ability to do so which may be caused by their own financial or operational difficulties and may adversely impact our operations;
•Supply chain risks such as scrutiny or embargoing of goods produced in infected areas;
•Construction delays or halts, preventing us from opening new stores;
•Liquidity strains, which could slow the rate at which we open new stores;
•Inability of our key leaders to visit our stores, which could negatively impact customer service and associate morale;
•Increased cybersecurity risks due to the number of associates working remotely;
•Increased litigation risk as a result of the pandemic; and
•Reduced consumer traffic and purchasing, which may be caused by, but not limited to, the temporary inability of customers to shop with us due to illness, quarantine or other travel restrictions, or financial hardship, shifts in demand away from discretionary spending, or shifts in demand from higher priced products to lower priced products.

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
Though the Company’s operations have not been directly affected as of the date of this report, the Company is also monitoring potential impacts from weeks of widespread protests and civil unrest that started at the end of May 2020 related to efforts to institute law enforcement and other social and political reforms.
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
10.1
Amendment No. 4 and Incremental Term Loan Agreement to Credit Agreement, dated as of May 18, 2020, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., FD Sales Company LLC, the lenders from time to time party thereto and UBS AG, Stamford Branch, as Administrative Agent and Collateral Agent (2)

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
(2) Filed as an exhibit to Registrant’s Current Report on Form 8-K (File No. 001-38070) filed with the SEC on May 18, 2020, and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOOR & DECOR HOLDINGS, INC.

Dated: July 30, 2020	By:	/s/ Thomas V. Taylor
Thomas V. Taylor
Chief Executive Officer
(Principal Executive Officer)

Dated: July 30, 2020	By:	/s/ Trevor S. Lang
Trevor S. Lang
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)