Form 10-Q
period 2020-09-24
Floor & Decor Holdings, Inc.
filed 2020-10-29
CIK 1507079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2020
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2020
Class A common stock, $0.001 par value per share	103,997,182

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

in thousands, except for share and per share data	As of September 24, 2020	As of December 26, 2019
Assets
Current assets:
Cash and cash equivalents	$271,126	$27,037
Income taxes receivable	25,722	2,868
Receivables, net	55,293	69,301
Inventories, net	598,461	581,865
Prepaid expenses and other current assets	23,367	20,415
Total current assets	973,969	701,486
Fixed assets, net	506,789	456,289
Right-of-use assets	890,148	822,256
Intangible assets, net	109,275	109,299
Goodwill	227,447	227,447
Other assets	6,768	7,532
Total long-term assets	1,740,427	1,622,823
Total assets	$2,714,396	$2,324,309
Liabilities and stockholders’ equity
Current liabilities:
Current portion of term loans	$2,745	$—
Current portion of lease liabilities	92,809	74,592
Trade accounts payable	362,457	368,459
Accrued expenses and other current liabilities	150,054	102,807
Deferred revenue	10,853	6,683
Total current liabilities	618,918	552,541
Term loans	206,793	142,606
Lease liabilities	914,701	844,269
Deferred income tax liabilities, net	40,551	18,378
Other liabilities	1,928	2,179
Total long-term liabilities	1,163,973	1,007,432
Total liabilities	1,782,891	1,559,973
Commitments and Contingencies (Note 5)
Stockholders’ equity
Capital stock:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at September 24, 2020 and December 26, 2019	—	—
Common stock Class A, $0.001 par value; 450,000,000 shares authorized; 103,909,036 shares issued and outstanding at September 24, 2020 and 101,457,858 issued and outstanding at December 26, 2019	104	101
Common stock Class B, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at September 24, 2020 and December 26, 2019	—	—
Common stock Class C, $0.001 par value; 30,000,000 shares authorized; 0 shares issued and outstanding at September 24, 2020 and December 26, 2019	—	—
Additional paid-in capital	399,489	370,413
Accumulated other comprehensive income (loss), net	56	(193)
Retained earnings	531,856	394,015
Total stockholders’ equity	931,505	764,336
Total liabilities and stockholders’ equity	$2,714,396	$2,324,309

See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
in thousands, except for per share data	September 24, 2020	September 26, 2019	September 24, 2020	September 26, 2019
Net sales	$684,847	$521,093	$1,702,136	$1,518,454
Cost of sales	390,219	307,305	974,784	885,469
Gross profit	294,628	213,788	727,352	632,985
Operating expenses:
Selling and store operating	171,513	136,958	463,036	398,984
General and administrative	39,286	37,246	103,857	98,364
Pre-opening	5,027	8,184	13,894	18,580
Total operating expenses	215,826	182,388	580,787	515,928
Operating income	78,802	31,400	146,565	117,057
Interest expense, net	2,024	1,978	6,134	7,122
Gain on early extinguishment of debt	—	—	(1,015)	—
Income before income taxes	76,778	29,422	141,446	109,935
Provision (benefit) for income taxes	8,004	(11,552)	3,605	(5,355)
Net income	$68,774	$40,974	$137,841	$115,290
Change in fair value of hedge instruments, net of tax	89	—	249	(547)
Total comprehensive income	$68,863	$40,974	$138,090	$114,743
Basic earnings per share	$0.67	$0.41	$1.35	$1.17
Diluted earnings per share	$0.65	$0.39	$1.30	$1.10

See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Class A
in thousands	Shares	Amount
Balance, December 27, 2019	101,458	$101	$370,413	$(193)	$394,015	$764,336
Stock-based compensation expense	—	—	2,908	—	—	2,908
Exercise of stock options	453	1	3,782	—	—	3,783
Issuance of restricted stock awards	368	—	—	—	—	—
Shares issued under employee stock plans	30	—	1,131	—	—	1,131
Other comprehensive gain, net of tax	—	—	—	68	—	68
Net income	—	—	—	—	37,063	37,063
Balance, March 26, 2020	102,309	$102	$378,234	$(125)	$431,078	$809,289
Stock-based compensation expense	—	—	4,234	—	—	4,234
Exercise of stock options	838	1	4,876	—	—	4,877
Other comprehensive gain, net of tax	—	—	—	92	—	92
Net income	—	—	—	—	32,004	32,004
Balance, June 25, 2020	103,147	$103	$387,344	$(33)	$463,082	$850,496
Stock-based compensation expense	—	—	4,400	—	—	4,400
Exercise of stock options	735	1	6,532	—	—	6,533
Shares issued under employee stock plans	27	—	1,213	—	—	1,213
Other comprehensive loss, net of tax	—	—	—	89	—	89
Net income	—	—	—	—	68,774	68,774
Balance, September 24, 2020	103,909	$104	$399,489	$56	$531,856	$931,505

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Class A
in thousands	Shares	Amount
Balance, December 28, 2018	97,588	$98	$340,462	$186	$243,563	$584,309
Stock-based compensation expense	—	—	2,250	—	—	2,250
Exercise of stock options	348	—	1,776	—	—	1,776
Cumulative effect from adoption of ASU No. 2016-02	—	—	—	—	(179)	(179)
Shares issued under employee stock plans	61	—	1,419	—	—	1,419
Other comprehensive loss, net of tax	—	—	—	(334)	—	(334)
Net income	—	—	—	—	30,720	30,720
Balance, March 28, 2019	97,997	$98	$345,907	$(148)	$274,104	$619,961
Stock-based compensation expense	—	—	2,168	—	—	2,168
Exercise of stock options	1,090	1	5,375	—	—	5,376
Issuance of restricted stock awards	24	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	(213)	—	(213)
Net income	—	—	—	—	43,596	43,596
Balance, June 27, 2019	99,111	$99	$353,450	$(361)	$317,700	$670,888
Stock-based compensation expense	—	—	2,242	—	—	2,242
Exercise of stock options	1,871	2	7,908	—	—	7,910
Shares issued under employee stock plans	43	—	1,026	—	—	1,026
Net income	—	—	—	—	40,974	40,974
Balance, September 26, 2019	101,025	$101	$364,626	$(361)	$358,674	$723,040

See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Thirty-nine Weeks Ended
in thousands	September 24, 2020	September 26, 2019
Operating activities
Net income	$137,841	$115,290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,249	53,297
Gain on early extinguishment of debt	(1,015)	—
Loss on asset impairments and disposals, net	84	4,111
Deferred income taxes	22,173	(6,644)
Interest cap derivative contracts	264	323
Stock-based compensation expense	11,542	6,660
Changes in operating assets and liabilities:
Receivables, net	14,008	6,166
Inventories, net	(16,596)	(12,943)
Trade accounts payable	(6,002)	4,847
Accrued expenses and other current liabilities	40,331	26,209
Income taxes	(22,849)	(4,871)
Deferred revenue	4,170	3,579
Other, net	18,485	13,570
Net cash provided by operating activities	269,685	209,594
Investing activities
Purchases of fixed assets	(109,653)	(141,015)
Net cash used in investing activities	(109,653)	(141,015)
Financing activities
Borrowings on revolving line of credit	275,000	100,100
Payments on revolving line of credit	(275,000)	(100,100)
Proceeds from term loans	75,000	—
Payments on term loans	(1,598)	(2,625)
Proceeds from exercise of stock options	15,193	15,063
Debt issuance costs	(6,882)	—
Proceeds from employee stock purchase plan	2,344	2,445
Net cash provided by financing activities	84,057	14,883
Net increase in cash and cash equivalents	244,089	83,462
Cash and cash equivalents, beginning of the period	27,037	644
Cash and cash equivalents, end of the period	$271,126	$84,106
Supplemental disclosures of cash flow information
Buildings and equipment acquired under operating leases	$129,803	$177,953
Cash paid for interest, net of capitalized interest	$4,897	$5,726
Cash paid for income taxes, net of refunds	$4,272	$12,125
Fixed assets accrued at the end of the period	$26,441	$23,394

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
As of September 24, 2020, the Company, through its wholly owned subsidiary, Floor and Decor Outlets of America, Inc. ("Outlets"), operates 128 warehouse-format stores, which average 77,000 square feet, and two small-format standalone design centers in 30 states, as well as four distribution centers and an e-commerce site, FloorandDecor.com.
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
Results of operations for the thirteen and thirty-nine weeks ended September 24, 2020 and September 26, 2019 are not necessarily indicative of the results to be expected for the full years.
Impact of the COVID-19 Pandemic
On March 11, 2020, the World Health Organization announced that infections of the coronavirus (COVID-19) had become a pandemic, and on March 13, 2020, the President of the United States announced a National Emergency relating to the COVID-19 pandemic. While the full impact that the COVID-19 pandemic could have on the Company's business remains highly uncertain, it had a material negative impact on the Company's fiscal 2020 operations and financial results during the first half of fiscal 2020. The following summarizes certain actions taken and impacts from the COVID-19 pandemic during and subsequent to the thirteen and thirty-nine weeks ended September 24, 2020:
•Beginning in late March 2020, for the health and safety of its customers and employees, the Company temporarily closed some of its stores and shifted its remaining stores to a curbside pickup model. Under this model, customers were not allowed to enter the Company's stores, resulting in a significant decline in sales compared to the same period of the prior year.

•In May, the Company began a phased approach to reopening its stores for in-store shopping with enhanced safety and sanitation measures such as requiring associates to wear face masks, installing social distancing markers on floors and protective shields at cash registers, and regularly sanitizing shopping carts, pin pads, design desks, and other high-traffic areas. By the end of the second quarter of fiscal 2020, all of the Company's stores were reopened for in-store shopping and have remained open other than for temporary cleaning or in response to certain weather events. Sales have recovered since reopening stores, with third quarter fiscal 2020 sales higher than the same period of the prior year.
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
Due to the impact of the COVID-19 pandemic on the Company’s business, the Company qualitatively assessed whether it was more likely than not that the goodwill and indefinite-lived intangible assets were impaired as of March 26, 2020. As part of this assessment, the Company considered information available as of the April 30, 2020 filing date of its first quarter fiscal 2020 10-Q related to the negative financial impact that resulted from temporary store closures and limited curbside operations beginning in late March. Based on this interim impairment assessment, the Company determined that its goodwill and indefinite-lived intangible assets were not impaired as of March 26, 2020. Further, the Company considered events and changes in circumstances subsequent to April 30, 2020, including the improvement in sales since reopening stores to customers for in-store shopping, and did not identify an indication of impairment of its goodwill or indefinite-lived intangible assets as of September 24, 2020.

Leases
During the second and third quarters of fiscal 2020, the Company negotiated rent deferrals or abatements for a significant number of its stores due to the impact of the COVID-19 pandemic. The Company has also delayed rent payments for some stores as negotiations are in process with landlords. Total payments delayed or deferred as of September 24, 2020 were approximately $8.1 million, of which $7.1 million was included in the current portion of lease liabilities and $1.0 million was included in lease liabilities on the condensed consolidated balance sheets.
In accordance with Financial Accounting Standards Board ("FASB") Staff Q&A - Topic 842: "Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic" issued in April 2020, the Company has elected to account for lease concessions that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee as though enforceable rights and obligations for those concessions existed in the original lease agreements. For qualified rent deferrals, the Company has recognized a non-interest bearing accrued liability, which will be reduced when the deferred payment is made in the future. For qualifying rent abatement concessions, which are immaterial in aggregate, the Company is recognizing negative lease expense for the amount of the abatement on a straight-line basis over the term of the lease. During the thirteen and thirty-nine weeks ended September 24, 2020, the Company recognized approximately $0.1 million of negative lease expense related to rent abatement concessions.
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

Deferred Revenue & Contract Liabilities
Under Accounting Standards Codification (“ASC”) 606, the Company recognizes revenue when the customer obtains control of the inventory. Amounts in deferred revenue at period-end reflect orders for which the inventory was not yet ready for physical transfer to customers.
Contract liabilities within the Condensed Consolidated Balance Sheets as of September 24, 2020 and December 26, 2019 primarily consisted of deferred revenue as well as amounts in accrued expenses and other current liabilities related to the Pro Premier loyalty program and unredeemed gift cards. As of September 24, 2020, contract liabilities totaled $23.6 million and included $10.9 million of deferred revenue, $10.5 million of loyalty program liabilities, and $2.2 million of unredeemed gift cards. As of December 26, 2019, contract liabilities totaled $15.5 million and included $6.7 million of deferred revenue, $6.6 million of loyalty program liabilities, and $2.2 million of unredeemed gift cards. Of the contract liabilities outstanding as of December 26, 2019, $8.7 million was recognized in revenue during the thirty-nine weeks ended September 24, 2020.
Disaggregated Revenue
The Company has one operating segment and one reportable segment. The following table presents the net sales of each major product category (in thousands):

	Thirteen Weeks Ended
	September 24, 2020		September 26, 2019
Product Category	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Tile	$173,466	25%	$133,340	26%
Laminate / luxury vinyl plank	157,795	23	116,037	22
Decorative accessories / wall tile	135,868	20	100,357	19
Installation materials and tools	113,202	17	88,197	17
Wood	60,515	9	51,807	10
Natural stone	41,712	6	31,511	6
Other (1)	2,289	—	(156)	—
Total	$684,847	100%	$521,093	100%

	Thirty-nine Weeks Ended
	September 24, 2020		September 26, 2019
Product Category	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Tile	$427,359	25%	$394,969	26%
Laminate / luxury vinyl plank	388,216	23	321,757	21
Decorative accessories / wall tile	337,012	20	292,391	19
Installation materials and tools	280,991	17	256,498	17
Wood	151,411	9	153,799	10
Natural stone	106,908	6	95,301	6
Other (1)	10,239	—	3,739	1
Total	$1,702,136	100%	$1,518,454	100%
(1) Other includes delivery revenue less adjustments for deferred revenue, sales returns reserves, rewards under our Pro Premier Loyalty program, and other revenue related adjustments that are not allocated on a product-level basis.

3. Debt
The following table summarizes the Company's long-term debt as of September 24, 2020 and December 26, 2019:

in thousands	September 24, 2020	December 26, 2019
Credit Facilities:
UBS Facility Term Loan B	$143,902	$145,500
UBS Facility Term Loan B-1	75,000	—
Wells Facility Revolving Line of Credit	—	—
Total secured debt at par value	218,902	145,500
Less: unamortized discount and debt issuance costs	9,364	2,894
Net carrying amount	209,538	142,606
Less: current maturities	2,745	—
Total long-term debt	$206,793	$142,606
Total debt at fair value	$214,524	$145,136
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
The following table summarizes scheduled maturities of the Company’s debt, including current maturities, as of September 24, 2020:

in thousands	Amount
Fourteen weeks ending December 31, 2020	$1,098
2021	1,647
2022	2,196
2023	2,196
2024	2,196
Thereafter (1)	209,569
Total minimum debt payments	$218,902
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
On May 18, 2020, to provide additional liquidity in response to the business uncertainties resulting from the evolving COVID-19 pandemic, the Company entered into a fourth amendment to the Term Loan Facility, which, among other things, (a) provides for a new incremental term loan facility in an aggregate principal amount of $75.0 million with a maturity date of February 14, 2027 (the “term loan B-1 facility”). The Company received net proceeds of $70.5 million from the term loan B-1 facility after deducting a $4.1 million original issuance discount and $0.3 million of debt issuance costs to third parties. The Company intends to use the net proceeds to support its growth plans and for general corporate purposes. The term loan B-1 facility is a separate tranche from the Company's existing term loan B facility. The terms of loans under the term loan B facility remain unchanged.
The Term Loan Facility provides a margin for loans under the term loan B-1 facility of (x) in the case of ABR Loans (as defined in the Term Loan Facility), 3.00% per annum, and (y) in the case of Eurodollar Loans (as defined in the Term Loan Facility), 4.00% per annum (subject to a 1.00% floor on Eurodollar Loans). At September 24, 2020, the applicable interest rate for borrowings was 2.2% for the term loan B facility and 5.0% for the term loan B-1 facility.
All obligations under the Term Loan Facility are secured by (1) a first-priority security interest in substantially all of the property and assets of Outlets and the other guarantors under the Term Loan Facility, with certain exceptions, and (2) a second-priority security interest in the collateral securing the revolving credit facility.
Gain on Debt Extinguishment
During the second quarter of fiscal 2020, the Company evaluated the fourth amendment to the Term Loan Facility in accordance with ASC 470-50, "Debt - Modifications and Extinguishments," on a lender-by-lender basis and determined that the incremental term loan borrowing was provided entirely by one lender and its affiliates. As this lender held a portion of the existing Term Loan Facility debt, the Company performed the 10% cash flow test pursuant to ASC 470-50-40-10 and concluded that the results exceeded the 10% threshold. As a result, the Company accounted for this transaction as a partial extinguishment and derecognized the existing debt held by this lender and recorded the new debt at fair value. Based on the difference between the reacquisition price and carrying amount of debt, the Company recognized a $1.0 million gain on early extinguishment of debt during the second quarter of fiscal 2020, which included the original issuance discount of $4.1 million and $0.5 million of unamortized debt issuance costs related to the extinguished debt as part of the calculation.

ABL Facility
On February 14, 2020, the Company also entered into a repricing and general amendment to the credit agreement governing its revolving credit facility (as amended, the “ABL Facility” and together with the Term Loan Facility, the "Credit Facilities"), which, among other things, (a) increased its revolving commitments to a total aggregate principal amount of $400.0 million, and (b) extended the stated maturity date under the ABL Facility to February 14, 2025. The ABL Facility also includes an “accordion” feature that allows the Company under certain circumstances, to increase the size of the facility by an amount up to $100.0 million, or such higher amount as may be agreed to by the Required Lenders (as defined in the ABL Facility).
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
As of September 24, 2020, the Company's ABL Facility had a maximum availability of $400.0 million with actual available borrowings limited to the sum, at the time of calculation, of (a) eligible credit card receivables multiplied by the credit card advance rate, plus (b) the cost of eligible inventory, net of inventory reserves, multiplied by the applicable appraisal percentage, plus (c) 85% of eligible net trade receivables, plus (d) all eligible cash on hand, plus (e) 100% of the amount for which the eligible letter of credit must be honored after giving effect to any draws, minus certain Availability Reserves (each component as defined in the ABL Facility). The ABL Facility is available for issuance of letters of credit and contains a sublimit of $50.0 million for standby letters of credit and commercial letters of credit combined. Available borrowings under the facility are reduced by the face amount of outstanding letters of credit.
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
Net availability under the ABL Facility, as reduced by outstanding letters of credit of $20.3 million, was $357.4 million based on financial data as of September 24, 2020.
Covenants
The credit agreements governing the Term Loan Facility and ABL Facility contain customary restrictive covenants, which, among other things and with certain exceptions, limit the Company’s ability to (i) incur additional indebtedness and liens in connection with such indebtedness, (ii) pay dividends and make certain other restricted payments, (iii) effect mergers or consolidations, (iv) enter into transactions with affiliates, (v) sell or dispose of property or assets, and (vi) engage in unrelated lines of business. In addition, these credit agreements subject the Company to certain reporting obligations and require that the Company satisfy certain financial covenants, including, among other things, a requirement that if borrowings under the ABL Facility exceed 90% of availability, the Company will maintain a certain fixed charge coverage ratio (defined as Consolidated EBITDA less non-financed capital expenditures and income taxes paid to consolidated fixed charges, in each case as more fully defined in the ABL Facility).
The Term Loan Facility has no financial maintenance covenants. The Company is currently in compliance with all material covenants under the credit agreements.
4. Income Taxes
Effective tax rates for the thirteen and thirty-nine weeks ended September 24, 2020 and September 26, 2019 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within each period. The Company’s effective income tax rate was 10.4% and (39.3)% for the thirteen weeks ended September 24, 2020 and September 26, 2019, respectively. The Company’s effective income tax rate was 2.5% and (4.9)% for the thirty-nine weeks ended September 24, 2020 and September 26, 2019, respectively. For each period, the effective income tax rate was lower than the statutory federal income tax rate of 21.0% primarily due to the recognition of income tax benefits from tax deductions in excess of book expense related to stock option exercises and other discrete items. Additionally, the thirty-nine weeks ended September 24, 2020 included income tax benefits resulting from the enactment of the CARES Act.

The Company recognizes discrete expense for loss contingencies related to uncertain tax positions, including estimated interest and penalties. The Company recognized a $0.3 million benefit related to uncertain tax positions during the thirteen weeks ended September 24, 2020; no expense related to uncertain tax positions was recognized during the thirteen weeks ended September 26, 2019. The Company recognized $2.2 million and $0.1 million of such expense during the thirty-nine weeks ended September 24, 2020 and September 26, 2019, respectively.
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
As a result of the faster tax depreciation methods allowed under the CARES Act for QIP and the retroactive application of those methods for QIP placed in service during fiscal 2018 and 2019, the Company incurred a fiscal 2019 net operating loss for federal income tax purposes that was carried back to prior years during which the federal tax rate was 35%, resulting in a $7.7 million income tax benefit during the second quarter of fiscal 2020. The Company expects to receive an estimated $28.4 million of cash refunds related to the accelerated QIP depreciation and the carry back of the fiscal 2019 net operating loss. Furthermore, the Company expects the changes to QIP depreciation to result in reductions to estimated income tax payments for fiscal 2020.
As of September 24, 2020, the Company has deferred $7.1 million of employer social security taxes, of which 50% are required to be deposited by December 2021 and the remaining 50% by December 2022. Deferred employer social security taxes are included in accrued expenses and other current liabilities within the Condensed Consolidated Balance Sheets.
In addition, the Company recorded a credit of $0.3 million related to employee retention credits made available under the CARES Act during the thirteen weeks ended September 24, 2020 that was recognized as an offset to selling and store operating expenses within the condensed consolidated statements of operations and comprehensive income. The Company recorded $1.4 million of employee retention credits during the thirty-nine weeks ended September 24, 2020, of which $1.2 million was recognized as an offset to selling and store operating expenses and $0.2 million was recognized as an offset to general and administrative expenses within the condensed consolidated statements of operations and comprehensive income.

5. Commitments and Contingencies
Lease Commitments
The Company accounts for leases in accordance with ASC 842, Leases. The majority of the Company's long-term operating lease agreements are for its corporate office, retail locations, and distribution centers, which expire in various years through 2041. The majority of the Company's building leases also include options to extend, which are factored into the recognition of their respective assets and liabilities when appropriate based on management’s assessment of the probability that the options will be exercised.
When readily determinable, the rate implicit in the lease is used to discount lease payments to present value; however, substantially all of the Company's leases do not provide a readily determinable implicit rate. If the rate implicit in the lease is not readily determinable, we use a third party to assist in the determination of a secured incremental borrowing rate, determined on a collateralized basis, to discount lease payments based on information available at lease commencement. The secured incremental borrowing rate is estimated based on yields obtained from Bloomberg for U.S. consumers with a BB- credit rating and is adjusted for collateralization as well as inflation. As of September 24, 2020 and September 26, 2019, the Company's weighted average discount rate was 5.3% and 5.2%, respectively. As of both September 24, 2020 and September 26, 2019, the Company's weighted average remaining lease term was 10 years.
Lease Costs
The table below presents components of lease expense for operating leases.

		Thirteen Weeks Ended		Thirty-nine Weeks Ended
in thousands	Classification (2)	September 24, 2020	September 26, 2019	September 24, 2020	September 26, 2019
Operating lease cost (1):	Selling and store operating	$26,549	$22,969	$77,325	$65,286
	Cost of sales	5,676	4,005	17,005	11,996
	Pre-opening	2,230	1,988	6,103	4,913
	General and administrative	1,029	1,016	3,088	2,712
Operating lease right-of-use asset impairment	General and administrative	—	4,136	—	4,136
Sublease income	Cost of sales	(597)	(588)	(1,791)	(1,817)
Total lease cost		$34,887	$33,526	$101,730	$87,226
(1) Includes variable lease costs, which were immaterial for the thirteen and thirty-nine weeks ended September 24, 2020 and September 26, 2019.
(2) Certain prior period balances related to operating lease costs and sublease income have been reclassified within this table to conform to the current period presentation.

Undiscounted Cash Flows
Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of September 24, 2020 were as follows:

in thousands	Amount
Fourteen weeks ending December 31, 2020	$135,857
2021	139,457
2022	133,226
2023	133,531
2024	124,733
Thereafter	663,679
Total minimum lease payments (2)	$1,330,483
Less: amount of lease payments representing interest	322,973
Present value of future minimum lease payments	1,007,510
Less: current obligations under leases	92,809
Long-term lease obligations	$914,701
(2) Future lease payments exclude approximately $47.3 million of legally binding minimum lease payments for operating leases signed but not yet commenced.
For the thirty-nine weeks ended September 24, 2020 and September 26, 2019, cash paid for operating leases was $92.6 million and $80.2 million, respectively.
Litigation
On May 20, 2019, an alleged stockholder of the Company filed a putative class action lawsuit, Taylor v. Floor & Decor Holdings, Inc., et al., No. 1:19-cv-02270-SCJ (N.D. Ga.), in the United States District Court for the Northern District of Georgia against the Company and certain of our officers, directors and stockholders. On August 14, 2019, the Court named a lead plaintiff, and the case was re-captioned In re Floor & Decor Holdings, Inc. Securities Litigation, No. 1:19-cv-02270-SCJ (N.D. Ga.). The operative complaint alleged certain violations of federal securities laws based on, among other things, purported materially false and misleading statements and omissions allegedly made by the Company between May 23, 2018 and August 1, 2018 and sought class certification, unspecified monetary damages, costs and attorneys’ fees and equitable relief. The Company denied the material allegations and moved to dismiss the lawsuit. On September 21, 2020, the District Court granted the Company’s motion to dismiss in its entirety. The plaintiff did not appeal that decision, meaning the dismissal is final.
On June 18, 2020, an alleged stockholder filed a putative derivative complaint, Lincolnshire Police Pension Fund v. Taylor, et al., No. 2020-0487-JTL, in the Delaware Court of Chancery, purportedly on behalf of the Company against certain of the Company’s officers, directors, and stockholders. The complaint alleges breaches of fiduciary duties and unjust enrichment. The factual allegations underlying these claims are similar to the factual allegations made in the In re Floor & Decor Holdings, Inc. Securities Litigation described above. The complaint seeks unspecified damages and restitution for the Company from the individual defendants and the payment of costs and attorneys’ fees. The time for the defendants to respond to the complaint has not yet expired.

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

The Company is also subject to various other legal actions, claims and proceedings arising in the ordinary course of business, which may include claims related to general liability, workers’ compensation, product liability, intellectual property and employment-related matters resulting from our business activities. As with most actions such as these, an estimation of any possible and/or ultimate liability cannot always be determined. The Company establishes reserves for specific legal proceedings when it determines that the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated. These various other ordinary course proceedings are not expected to have a material impact on the Company's consolidated financial position, cash flows, or results of operations, however regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.
6. Stock-based Compensation
The Company accounts for stock-based compensation in accordance with ASC 718, Compensation- Stock Compensation, which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation, net of forfeitures, over the requisite service period for awards expected to vest. Stock-based compensation expense for the thirty-nine weeks ended September 24, 2020 and September 26, 2019 was $11.5 million and $6.7 million, respectively, and was included in general and administrative expenses on the Company’s condensed consolidated statement of operations and comprehensive income.
Stock Options
The stock options granted to eligible employees during the thirty-nine weeks ended September 24, 2020 vest in four ratable annual installments on each of the first four anniversaries of the grant date, subject to the grantee’s continued service through the applicable vesting date. Stock option activity during the thirty-nine weeks ended September 24, 2020 was as follows:

	Options	Weighted Average Exercise Price
Outstanding at December 27, 2019	6,037,079	$13.64
Granted	279,504	57.25
Exercised	(2,027,087)	7.49
Forfeited or expired	(100,539)	25.10
Outstanding at September 24, 2020	4,188,957	$19.25
Vested and exercisable at September 24, 2020	2,083,405	$11.03
The Company estimated the fair value of stock option grants using the Black-Scholes-Merton option pricing model with the following weighted average assumptions during the period:

Thirty-nine Weeks Ended
September 24, 2020
Risk-free interest rate	1.21%
Expected volatility	38.7%
Expected life (in years)	5.75
Dividend yield	—%
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
The weighted average grant date fair value of stock options granted during the thirty-nine weeks ended September 24, 2020 was $21.81. The Company’s total unrecognized compensation cost related to stock options as of September 24, 2020 was $17,917 thousand, which is expected to be recognized over a weighted average period of 2.4 years.

Restricted Stock Units
During the thirty-nine weeks ended September 24, 2020, the Company granted restricted stock units to certain employees that represent an unfunded, unsecured right to receive a share of the Company’s Class A common stock upon vesting. These awards vest in four ratable annual installments on each of the first four anniversaries of the grant date, subject to the grantee’s continued service through the applicable vesting date. The fair value of the restricted stock units was determined based on the closing price of the Company’s Class A common stock on the date of grant.
The following table summarizes restricted stock unit activity during the thirty-nine weeks ended September 24, 2020:

Restricted Stock Units
Unvested at December 27, 2019	—
Granted	115,765
Vested	—
Forfeited	(3,728)
Unvested at September 24, 2020	112,037
The weighted average grant date fair value of the restricted stock units granted during the thirty-nine weeks ended September 24, 2020 was $56.89. The Company’s total unrecognized compensation cost related to restricted stock units as of September 24, 2020 was $5,470 thousand, which is expected to be recognized over a weighted average period of 3.4 years.
Restricted Stock Awards
During the thirty-nine weeks ended September 24, 2020, the Company issued restricted stock awards to certain executive officers and non-employee directors comprised of performance-based restricted stock, total shareholder return (“TSR”) awards, and service-based restricted stock. The performance-based restricted stock cliff vest based on (i) the Company's achievement of predetermined financial metrics at the end of a three-year performance period and (ii) the grantee’s continued service through the vesting date. The TSR awards cliff vest based on (i) the Company's relative TSR compared to a specified peer group, with no vesting unless the Company’s TSR exceeds the median of the specified peer group and (ii) the grant recipient continues service through the vesting date.
The following table summarizes restricted stock award activity during the thirty-nine weeks ended September 24, 2020:

	Restricted Stock Awards
	Service-based	Performance-based	TSR
Unvested at December 27, 2019	37,032	—	—
Granted	102,931	160,315	104,456
Vested	(3,870)	—	—
Forfeited	—	—	—
Unvested at September 24, 2020	136,093	160,315	104,456
The fair value of performance-based and service-based restricted stock awards is based on the closing market price of the Company's Class A common stock on the date of grant. The fair value of the TSR awards is estimated on grant date using the Monte Carlo valuation method. Compensation cost for restricted stock awards is recognized using the straight-line method over the requisite service period, which for each of the awards is the service vesting period. The weighted average grant date fair value of the respective awards granted during the thirty-nine weeks ended September 24, 2020 was $53.85. As of September 24, 2020, total unrecognized compensation cost related to unvested restricted stock awards was $16,850 thousand, which is expected to be recognized over a weighted average period of 2.9 years.

7. Earnings Per Share
Net Income per Common Share
The Company calculates basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effect of share-based awards.
The following table shows the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
in thousands, except per share data	September 24, 2020	September 26, 2019	September 24, 2020	September 26, 2019
Net income	$68,774	$40,974	$137,841	$115,290
Basic weighted average shares outstanding	103,180	100,137	102,308	98,855
Dilutive effect of share-based awards	3,199	5,043	3,500	5,957
Diluted weighted average shares outstanding	106,379	105,180	105,808	104,812
Basic earnings per share	$0.67	$0.41	$1.35	$1.17
Diluted earnings per share	$0.65	$0.39	$1.30	$1.10
The following share-based awards have been excluded from the computation of dilutive earnings per share because their effect would be anti-dilutive:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
in thousands	September 24, 2020	September 26, 2019	September 24, 2020	September 26, 2019
Stock options	266	281	481	997

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
Overview
Founded in 2000, Floor & Decor is a high growth, differentiated, multi-channel specialty retailer of hard surface flooring and related accessories with 128 warehouse format stores across 30 states as of September 24, 2020. We believe that we offer the industry’s broadest in-stock assortment of tile, wood, laminate/luxury vinyl plank, and natural stone flooring along with decorative and installation accessories at everyday low prices positioning us as the one stop destination for our customers’ entire hard surface flooring needs. We appeal to a variety of customers, including professional installers and commercial businesses (“Pro”), Do-it-Yourself customers (“DIY”), and customers who buy the products for professional installation.
We operate on a 52- or 53-week fiscal year ending the Thursday on or preceding December 31. The following discussion contains references to the first thirty-nine weeks of fiscal 2020 and fiscal 2019, which ended on September 24, 2020 and September 26, 2019, respectively.
During the thirty-nine weeks ended September 24, 2020, we continued to make long-term key strategic investments, including:
•opening eight new warehouse-format stores and one design center, ending the quarter with 128 warehouse-format stores and two design centers;
•focusing on innovative new products and localized assortments, supported by inspirational in-store and online visual merchandising solutions;
•investing in our connected customer, in-store designer, and Pro customer personnel and customer relationship technology;
•adding more resources dedicated to serving our Pro customers, including hiring a professional external sales staff to drive more commercial sales;
•increasing proprietary credit offerings, including launching our non-recourse Pro credit card;
•investing capital to continue enhancing the in-store shopping experience for our customers; and
•investing in the protection of the health of our employees and customers, including temporarily implementing a curbside pickup model, shortening store operating hours, and implementing enhanced safety and sanitation measures in our stores.

COVID-19 Update
The COVID-19 pandemic had a material negative impact on our operations and financial results for the first and second quarters of fiscal 2020. Compared with the same periods a year ago, comparable store sales declined by 20.8% and 9.6% during the thirteen and twenty-six weeks ended June 25, 2020, respectively, leading to decreases in operating and net income. These declines in sales, operating income, and net income were due to operational disruptions caused by the COVID-19 pandemic. Financial results improved substantially during the third quarter of fiscal 2020, with comparable store sales increasing by 18.4% during the thirteen weeks ended September 24, 2020 and reaching break-even for the thirty-nine weeks ended September 24, 2020, leading to increases in operating and net income compared with the same periods a year ago.
In response to the COVID-19 pandemic, we took measures to protect the health and safety of our employees and customers, including temporarily limiting most of our stores to curbside services starting in late March. Beginning in May and concluding in June, we implemented a phased approach to reopening stores for in-store shopping with enhanced safety and sanitation measures such as requiring associates to wear face masks, installing social distancing markers on floors and protective shields at cash registers, and regularly sanitizing shopping carts, pin pads, design desks, and other high-traffic areas. By the end of the second quarter of fiscal 2020, all of our stores were reopened to customers and have remained open other than for temporary cleaning or in response to certain weather events.
Despite the disruptions caused by COVID-19, we remain focused on three priorities while navigating through this period of volatility and uncertainty:
•First, protect the health and safety of our employees and customers.
•Second, keep our brand strong and support all of our customers, including the numerous small businesses that rely upon us such as general contractors and flooring installers.
•Third, position Floor & Decor to emerge strong from this event.
We are working hard to continue monitoring and quickly responding to this situation, including communicating often throughout the organization and adapting our operations to follow rapidly evolving federal, state, and local ordinances as well as health guidelines on mitigating the risk of COVID-19 transmission. We have teams in place monitoring this rapidly evolving situation and recommending risk mitigation actions; we have implemented travel restrictions; and we are encouraging social distancing practices. We have assessed and are implementing supply chain continuity plans. There has been no material impact on supply for most of our sourced merchandise, and we are also working closely with our suppliers and transportation partners.
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
Coronavirus Aid, Relief, and Economic Security Act
As discussed in Note 4, “Income Taxes,” on March 27, 2020, the President of the United States signed the CARES Act into law. Based on our assessment of the CARES Act, we estimate the following benefits to the Company:
•Due to the accelerated depreciation under the CARES Act of QIP placed in service during fiscal 2018 and 2019, we incurred a net operating loss for fiscal 2019 that we expect to carry back to prior years during which the federal tax rate was 35%, resulting in a $7.7 million income tax benefit during the second quarter of fiscal 2020. We expect to receive an estimated $28.4 million of cash refunds related to the accelerated QIP depreciation and the carry back of fiscal 2019 net operating losses. Furthermore, we anticipate the changes to QIP depreciation and net operating loss carryback rules to result in reductions to estimated income tax payments for fiscal 2020.
•Cash savings in fiscal 2020 from the temporary deferral of the employer portion of social security taxes. As of September 24, 2020, we have deferred $7.1 million of employer social security taxes, of which 50% are required to be deposited by December 2021 and the remaining 50% by December 2022.
•The receipt of refundable payroll tax credits related to employee retention. For the thirteen and thirty-nine weeks ended September 24, 2020, we recognized employee retention credits totaling $0.3 million and $1.4 million, respectively.

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

Results of Operations
While our revenue and earnings have improved during the third quarter of fiscal 2020 compared to the first and second quarters of the year, the full impact that the pandemic could have on our business remains highly uncertain. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - COVID-19 Update” and Item 1A., “Risk Factors” for more information about the potential impacts that the COVID-19 pandemic may have on our results of operations and overall financial performance for future periods. The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of net sales (actuals in thousands; dollar changes in millions):

	Thirteen Weeks Ended
	September 24, 2020		September 26, 2019
	Actual	% of Sales	Actual	% of Sales	$ Increase/(Decrease)	% Increase/(Decrease)
Net sales	$684,847	100.0%	$521,093	100.0%	$163.8	31.4%
Cost of sales	390,219	57.0	307,305	59.0	82.9	27.0
Gross profit	294,628	43.0	213,788	41.0	80.8	37.8
Operating expenses:
Selling and store operating	171,513	25.0	136,958	26.3	34.6	25.2
General and administrative	39,286	5.7	37,246	7.1	2.0	5.5
Pre-opening	5,027	0.7	8,184	1.6	(3.2)	(38.6)
Total operating expenses	215,826	31.5	182,388	35.0	33.4	18.3
Operating income	78,802	11.5	31,400	6.0	47.4	151.0
Interest expense, net	2,024	0.3	1,978	0.4	—	2.3
Income before income taxes	76,778	11.2	29,422	5.6	47.4	161.0
Provision/(benefit) for income taxes	8,004	1.2	(11,552)	(2.2)	19.6	NM
Net income	$68,774	10.0%	$40,974	7.9%	$27.8	67.8%

	Thirty-nine Weeks Ended
	September 24, 2020		September 26, 2019
	Actual	% of Sales	Actual	% of Sales	$ Increase/(Decrease)	% Increase/(Decrease)
Net sales	$1,702,136	100.0%	$1,518,454	100.0%	$183.7	12.1%
Cost of sales	974,784	57.3	885,469	58.3	89.3	10.1
Gross profit	727,352	42.7	632,985	41.7	94.4	14.9
Operating expenses:
Selling and store operating	463,036	27.2	398,984	26.3	64.1	16.1
General and administrative	103,857	6.1	98,364	6.5	5.5	5.6
Pre-opening	13,894	0.8	18,580	1.2	(4.7)	(25.2)
Total operating expenses	580,787	34.1	515,928	34.0	64.9	12.6
Operating income	146,565	8.6	117,057	7.7	29.5	25.2
Interest expense, net	6,134	0.4	7,122	0.5	(1.0)	(13.9)
Gain on early extinguishment of debt	(1,015)	(0.1)	—	—	(1.0)	NM
Income before income taxes	141,446	8.3	109,935	7.2	31.5	28.7
Provision/(benefit) for income taxes	3,605	0.2	(5,355)	(0.4)	9.0	NM
Net income	$137,841	8.1%	$115,290	7.6%	$22.6	19.6%

NM – Not meaningful

Selected Financial Information

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 24, 2020	September 26, 2019	September 24, 2020	September 26, 2019
Comparable store sales (% change)	18.4%	4.6%	—%	3.6%
Comparable average ticket (% change)	(0.5)%	2.8%	1.4%	2.0%
Comparable customer transactions (% change)	18.9%	1.8%	(1.4)%	1.6%
Number of warehouse-format stores	128	113	128	113
Adjusted EBITDA (in thousands)	$106,728	$57,147	$225,409	$183,807
Adjusted EBITDA margin	15.6%	11.0%	13.2%	12.1%
(1) Adjusted EBITDA is a non-GAAP financial measure. See “Non-GAAP Financial Measures” section below for additional information and a reconciliation to the most comparable GAAP measure.
Net Sales
Net sales during the thirteen weeks ended September 24, 2020 increased $163.8 million, or 31.4%, compared to the corresponding prior year period due to an increase in comparable store sales of 18.4% and the opening of 15 new warehouse stores since September 26, 2019. The comparable store sales increase during the period of 18.4%, or $95.9 million, was driven by an 18.9% increase in comparable customer transactions, partially offset by a 0.5% decrease in comparable average ticket. Comparable store sales increased among all six of our product categories during the period. Non-comparable store sales increased $67.9 million during the same period primarily due to the increase in new stores. We believe the increase in third quarter fiscal 2020 sales relative to the first half of the year is due in part to (i) unprecedented government intervention to help mitigate the negative impacts of the COVID-19 pandemic and (ii) customers nesting at home and investing in home improvements while spending less on leisure activities like travel, eating out, sporting events, and hotels. Our unique business model, with substantial amounts of in-stock inventory, is also contributing to the sales increase.
Net sales during the thirty-nine weeks ended September 24, 2020 increased $183.7 million, or 12.1%, compared to the corresponding prior year period due to an increase in non-comparable store sales from the opening of 15 new warehouse stores since September 26, 2019. Comparable store sales during the period were unchanged from the corresponding prior year period driven by a 1.4% decrease in comparable customer transactions that was offset by a 1.4% increase in comparable average ticket. Among our six product categories, three experienced comparable store sales increases including laminate/luxury vinyl plank, decorative accessories, and stone.
Gross Profit and Gross Margin
Gross profit during the thirteen weeks ended September 24, 2020 increased $80.8 million, or 37.8%, compared to the corresponding prior year period. This increase in gross profit was driven by the 31.4% increase in net sales and an increase in gross margin to 43.0%, up approximately 200 basis points from 41.0% in the same period a year ago. The increase in gross margin was primarily due to higher product margin driven by continued enhancements to our merchandising strategies and improved leverage of our distribution center and supply chain infrastructure on higher sales, partially offset by higher clearance markdowns in our wood category.
Gross profit during the thirty-nine weeks ended September 24, 2020 increased $94.4 million, or 14.9%, compared to the corresponding prior year period. This increase in gross profit was driven by the 12.1% increase in net sales and an increase in gross margin to 42.7%, up approximately 100 basis points from 41.7% in the same period a year ago. The increase in gross margin was primarily due to higher product margin driven by lower costs from the elimination of certain tariffs and improved merchandising strategies, partially offset by higher distribution center costs related to our new distribution center in Maryland and higher clearance markdowns in our wood category.

Selling and Store Operating Expenses
Selling and store operating expenses during the thirteen weeks ended September 24, 2020 increased $34.6 million, or 25.2%, compared to the thirteen weeks ended September 26, 2019. The increase was primarily attributable to 15 new warehouse stores opened since September 26, 2019 as well as additional staffing to satisfy sales growth. As a percentage of net sales, selling and store operating expenses decreased approximately 130 basis points to 25.0% from 26.3% in the corresponding prior year period. This decline was primarily driven by leveraging our costs across an increase in comparable store sales. Comparable store selling and store operating expenses as a percentage of comparable store sales decreased by approximately 220 basis points as sales grew faster than new hiring during the current quarter and as our occupancy costs were lower as a percentage of net revenue due to the increase in sales.
Selling and store operating expenses during the thirty-nine weeks ended September 24, 2020 increased $64.1 million, or 16.1%, compared to the thirty-nine weeks ended September 26, 2019, due primarily to opening 15 new warehouse stores since September 26, 2019. As a percentage of net sales, our selling and store operating expenses increased approximately 90 basis points to 27.2% from 26.3% in the corresponding prior year period. The increase was primarily attributable to higher occupancy costs for new stores open less than one year. Comparable store selling and store operating expenses as a percentage of comparable store sales decreased by approximately 30 basis points over this same period due to a decrease in advertising and other spending.
General and Administrative Expenses
General and administrative expenses, which are typically expenses incurred outside of our stores, increased $2.0 million, or 5.5%, during the thirteen weeks ended September 24, 2020 compared to the corresponding prior year period due to higher incentive compensation expense and costs to support store growth, including increased depreciation related to technology and other store support center investments and higher occupancy costs for our new store support center that we moved into during the fourth quarter of fiscal 2019. Our general and administrative expenses as a percentage of net sales decreased approximately 140 basis points to 5.7%, down from 7.1% during the thirteen weeks ended September 26, 2019. Approximately 80 basis points of the decline was due to the prior year period including a $4.1 million impairment charge related to the operating lease right-of-use asset for our former store support center in Smyrna, Georgia. There was no such impairment charge during the current quarter. The remaining 60 basis points of the decline was primarily due to leverage of our general and administrative costs on higher net sales and lower expenses for travel, meals, and meetings.
General and administrative expenses increased $5.5 million, or 5.6%, during the thirty-nine weeks ended September 24, 2020 compared to the corresponding prior year period due to higher incentive compensation expense and costs to support store growth, including increased depreciation related to technology and other store support center investments and higher occupancy costs for our new store support center that we moved into during the fourth quarter of fiscal 2019. Our general and administrative expenses as a percentage of net sales decreased approximately 40 basis points to 6.1%, down from 6.5% during the thirty-nine weeks ended September 26, 2019. The decline was primarily due to the $4.1 million operating lease right-of-use asset impairment recognized during the prior year period, while there was no such impairment charge during the thirty-nine weeks ended September 24, 2020. In addition, expenses for travel, meals, and meetings decreased year-over-year due to a reduction of in-person meetings during the pandemic.
Pre-Opening Expenses
Pre-opening expenses during the thirteen weeks ended September 24, 2020 decreased $3.2 million, or 38.6%, compared to the corresponding prior year period. The decrease is primarily the result of a decline in the number of stores that we either opened or were preparing for opening compared to the prior year period. We opened three warehouse stores and one design center during the thirteen weeks ended September 24, 2020 as compared to opening seven warehouse stores during the thirteen weeks ended September 26, 2019.
Pre-opening expenses during the thirty-nine weeks ended September 24, 2020 decreased $4.7 million, or 25.2%, compared to the corresponding prior year period. The decrease is primarily the result of a decline in the number of stores that we either opened or were preparing for opening compared to the prior year period. During the thirty-nine weeks ended September 24, 2020, we opened warehouse eight stores and one design center as compared to opening thirteen warehouse stores during the thirty-nine weeks ended September 26, 2019.

Interest Expense
Net interest expense during the thirteen weeks ended September 24, 2020 increased by less than $0.1 million, or 2.3%, compared to the corresponding prior year period. The slight increase in interest expense was primarily due to interest on new borrowings in fiscal 2020 that was substantially offset by interest capitalized during the construction period of certain capital assets and higher interest income related to cash on hand during the thirteen weeks ended September 24, 2020 compared to the third quarter of fiscal 2019.
Net interest expense during the thirty-nine weeks ended September 24, 2020 decreased $1.0 million, or 13.9%, compared to the corresponding prior year period. The decrease in interest expense was primarily due to a decrease in interest rates on borrowings, an increase in interest capitalized during the construction period of certain capital assets, and higher interest income related to cash on hand and tariff refund receivables during the thirty-nine weeks ended September 24, 2020 compared to the corresponding prior year period.
Income Taxes
The provision for income taxes was an $8.0 million expense during the thirteen weeks ended September 24, 2020 compared to an $11.6 million benefit during the thirteen weeks ended September 26, 2019. The effective tax rate was 10.4% for the thirteen weeks ended September 24, 2020 compared to (39.3)% in the corresponding prior year period. The increase in the effective tax rate was primarily due to the recognition of lower excess tax benefits related to stock option exercises during the current quarter compared to the same period of the prior year.
The provision for income taxes was a $3.6 million expense during the thirty-nine weeks ended September 24, 2020 compared to a $5.4 million benefit during the thirty-nine weeks ended September 26, 2019. The effective tax rate was 2.5% for the thirty-nine weeks ended September 24, 2020 compared to (4.9)% for the thirty-nine weeks ended September 26, 2019. The increase in the effective tax rate was primarily due to an increase in operating income, the recognition of discrete expense for loss contingencies related to uncertain tax positions, and a decrease in excess tax benefits related to stock option exercises, partially offset by income tax benefits related to the CARES Act.
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

The following table reconciles net income to EBITDA and Adjusted EBITDA for the periods presented:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
in thousands	September 24, 2020	September 26, 2019	September 24, 2020	September 26, 2019
Net income	$68,774	$40,974	$137,841	$115,290
Depreciation and amortization (1)	22,566	18,188	66,230	52,451
Interest expense, net	2,024	1,978	6,134	7,122
Gain on early extinguishment of debt (2)	—	—	(1,015)	—
Income tax expense (benefit)	8,004	(11,552)	3,605	(5,355)
EBITDA	101,368	49,588	212,795	169,508
Stock compensation expense (3)	4,400	2,242	11,542	6,660
COVID-19 costs (4)	571	—	3,482	—
Tariff refunds (5)	—	—	(4,016)	—
Loss on asset impairments and disposals, net (6)	—	4,133	—	4,111
Other (7)	389	1,184	1,606	3,528
Adjusted EBITDA	$106,728	$57,147	$225,409	$183,807
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
(6) Amounts primarily represent impairment loss for the operating lease right-of-use asset related to our former store support center in Smyrna, Georgia.
(7) Other adjustments include amounts management does not consider indicative of our core operating performance. Amounts for the thirteen weeks ended September 24, 2020 primarily relate to costs associated with a secondary public offering of the Company’s Class A common stock by certain of our stockholders, and amounts for the thirty-nine weeks ended September 24, 2020 relate to the costs associated with two such public offerings and the legal fees associated with the February 2020 amendment to our senior secured term loan credit facility. Amounts for the thirteen and thirty-nine weeks ended September 26, 2019 primarily relate to costs associated with the secondary public offering of our Class A common stock by certain of our stockholders, the relocation of our store support center in Smyrna, Georgia, and the closure of our Miami distribution center. The Company did not sell any shares in the offerings and did not receive any proceeds from the sale of shares by the selling stockholders.
Liquidity and Capital Resources
Liquidity is provided primarily by our cash flows from operations and our $400.0 million ABL Facility. Unrestricted liquidity based on our September 24, 2020 financial data was $628.5 million, consisting of $271.1 million in cash and cash equivalents and $357.4 million immediately available for borrowing under the ABL Facility without violating any covenants thereunder.
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
Twice a year, we conduct a clearance event with the goal of selling through discontinued inventory, followed by donations of the aged discontinued inventory that we are unable to sell. We generally conduct a larger clearance event during our third fiscal quarter followed by a smaller clearance event towards the end of the fiscal year. We define aged discontinued inventory as inventory in discontinued status for more than 12 months that we intend to sell or donate. As of September 24, 2020, we had $2.4 million of aged discontinued inventory that we intend to donate if unable to sell.
Impact of the COVID-19 Pandemic on Liquidity
In more normal times and historically, our primary sources of funds for our business activities are cash flows from operations and our existing credit facilities. As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - COVID-19 Update” and “Item 1A. Risk Factors,” the COVID-19 pandemic had a significant negative impact on our business and financial results during the first half of fiscal 2020, and the full financial impact of the pandemic cannot be reasonably estimated at this time due to uncertainty regarding its potential severity and duration. As a result of the COVID-19 pandemic, we may be required to rely more heavily on our cash reserves and lines of credit than we have in recent years. In response to these uncertainties, we have taken proactive steps to improve liquidity and maintain financial flexibility, including making targeted reductions in operating expenses and capital expenditures and entering into a $75.0 million incremental term loan (see Note 3, "Debt" for additional details).
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
Due to the increase in sales at our stores since reopening for in-store shopping, we have revised our planned capital expenditures for fiscal 2020 higher, although these amounts continue to remain below our initial 2020 estimates prior to the pandemic. The exact scope of changes in our capital plans is evolving and will ultimately depend on a variety of factors, including the impact of the COVID-19 pandemic on our business. Total capital expenditures are currently planned to be between approximately $200.0 million to $208.0 million, compared to the approximately $188.0 million to $196.0 million we had planned at the end of the second quarter of fiscal 2020, and will be funded primarily by cash generated from operations and borrowings under the ABL Facility. Our capital needs may change in the future due to changes in our business, including in response to the COVID-19 pandemic, or new opportunities that we choose to pursue; however, we currently expect the following for capital expenditures in fiscal 2020:
•open 13 warehouse-format stores as well as one small-format, standalone design center and start construction on stores opening in early 2021 using approximately $132.0 million to $136.0 million of cash;
•invest in existing store remodeling projects and our distribution centers using approximately $46.0 million to $48.0 million of cash; and
•invest in information technology infrastructure, e-commerce, and other store support center initiatives using approximately $22.0 million to $24.0 million of cash.

Cash Flow Analysis
A summary of our operating, investing, and financing activities are shown in the following table:

	Thirty-nine Weeks Ended
in thousands	September 24, 2020	September 26, 2019
Net cash provided by operating activities	$269,685	$209,594
Net cash used in investing activities	(109,653)	(141,015)
Net cash provided by financing activities	84,057	14,883
Net increase in cash and cash equivalents	$244,089	$83,462
Net Cash Provided by Operating Activities
Cash provided by operating activities consists primarily of net income adjusted for changes in working capital as well as non-cash items, including depreciation and amortization, deferred income taxes, and stock-based compensation.
Net cash provided by operating activities was $269.7 million for the thirty-nine weeks ended September 24, 2020 and $209.6 million for the thirty-nine weeks ended September 26, 2019. The increase in net cash provided by operating activities was primarily the result of an increase in net income and decreases in working capital and cash paid for income taxes.
Net Cash Used in Investing Activities
Investing activities consist primarily of capital expenditures for new store openings, existing store remodels (including leasehold improvements, new racking, new fixtures, new product and display vignettes, and enhanced design centers) and new infrastructure and information systems.
Capital expenditures during the thirty-nine weeks ended September 24, 2020 and September 26, 2019 were $109.7 million and $141.0 million, respectively. The decline is primarily related to the decrease in new stores that opened or were under construction during the thirty-nine weeks ended September 24, 2020 compared to the corresponding prior year period. We are preparing for an additional twelve new stores to be opened during the fourth quarter of fiscal 2020 and first quarter of fiscal 2021, and we generally incur significant capital expenditures for new stores a few to several months in advance of opening. During the thirty-nine weeks ended September 24, 2020, approximately 71% of capital expenditures were for new stores and 16% were for existing stores and distribution centers, while the remaining spending was associated with information technology, e-commerce, and store support center investments to support our growth.
Net Cash Provided by Financing Activities
Financing activities consist primarily of borrowings and related repayments under our credit agreements as well as proceeds from the exercise of stock options and our employee share purchase program.
Net cash provided by financing activities was $84.1 million for the thirty-nine weeks ended September 24, 2020 compared to $14.9 million for the thirty-nine weeks ended September 26, 2019. The increase in net cash provided by financing activities was primarily driven by net proceeds from borrowings under the incremental term loan facility during the second quarter of fiscal 2020.
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
On February 14, 2020, we also entered into a repricing and general amendment to the credit agreement governing our revolving credit facility (as amended, the “ABL Facility”), which, among other things, (a) increased our revolving commitments to a total aggregate principal amount of $400.0 million, and (b) extended the stated maturity date under the ABL Facility to February 14, 2025. The ABL Facility also includes an “accordion” feature that allows us under certain circumstances, to increase the size of the facility by an amount up to $100.0 million, or such higher amount as may be agreed to by the Required Lenders (as defined in the ABL Facility).

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
Antidumping and Countervailing Duties
On May 24, 2019, the U.S. International Trade Commission (the “ITC”) announced it had completed a preliminary phase antidumping and countervailing duty investigation pursuant to the Tariff Act of 1930 with respect to the imports of ceramic tile from China and determined there is a reasonable indication that the ceramic tile production industry in the U.S. is being materially injured by imports of ceramic tile from China that have allegedly been subsidized by the Chinese government and are being sold in the U.S. at less than fair value, otherwise known as “dumping”. As a result of the ITC’s affirmative determinations, the U.S. Department of Commerce (the “DOC”) began its own related investigation. In April 2020, the DOC reached a final determination that imports from China were subsidized and were being sold in the U.S. at less than fair value. As a result of these final determinations, the DOC set the countervailing duty to 358.81% for all Chinese exporters and the antidumping duty to 203.71% or 330.69% depending on the exporter. In May 2020, the ITC announced their final determination that the ceramic tile production industry in the U.S. is being materially injured by imports of ceramic tile from China, but retroactive duty deposits would not be required as the ITC made a negative critical circumstances determination. The DOC subsequently issued antidumping and countervailing orders.
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

Contractual Obligations
There were no material changes to our contractual obligations outside the ordinary course of our business during the thirty-nine weeks ended September 24, 2020.
Off-Balance Sheet Arrangements
For the thirty-nine weeks ended September 24, 2020, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources. We do not have any relationship with unconsolidated entities or financial partnerships for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.
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
Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our Credit Facilities, which carry variable interest rates. As of September 24, 2020, the remaining principal balance of our outstanding variable rate debt aggregated approximately $218.9 million. A 1.0% increase in the effective interest rate for this debt would cause an increase in interest expense of approximately $2.2 million over the next twelve months. To lessen our exposure to changes in interest rate risk, we entered into a $102.5 million interest rate cap agreement in November 2016 with Wells Fargo that capped our LIBOR at 2.0% beginning in December 2016. We do not anticipate that the interest rate cap agreement with Wells Fargo will significantly impact interest expense in the near term as the U.S. Federal Reserve and other central banks have taken recent action to lower interest rates in response to the COVID-19 pandemic, and interest rates are near historic lows.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in reports filed or submitted under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the chief executive officer and the chief financial officer, have reviewed the effectiveness of the Company’s disclosure controls and procedures as of September 24, 2020 and, based on their evaluation, have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. The condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the fiscal quarter ended September 24, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

During the first and second quarters of fiscal 2020, the effects of the COVID-19 pandemic negatively impacted our business and could re-emerge and have a negative impact on our net sales, results of operations, financial position, store operations, new store openings and earnings.
On March 11, 2020, the World Health Organization announced that infections of the coronavirus (COVID-19) had become a pandemic, and on March 13, 2020, the U.S. President announced a National Emergency relating to the COVID-19 pandemic. National, state and local authorities have recommended social distancing and some authorities have imposed quarantine and isolation measures on large portions of the population, including mandatory business closures. These measures, while intended to protect human life, have had and are expected to continue to have serious adverse impacts on domestic and foreign economies of uncertain severity and duration. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, or the re-introduction of business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter. While several countries, as well as certain states, counties and cities in the United States, have relaxed the public health restrictions with a view to partially or fully reopening their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Additionally, the absence or delay of viable treatment options or a vaccine could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may experience or continue to experience a recession, and our business and operations could be materially adversely affected by a prolonged recession in the U.S. and other major markets.
In response to the COVID-19 pandemic and these changing conditions, beginning in mid-March, we closed some of our stores and shifted other stores to a curbside pickup model in the jurisdictions where government regulations permitted our stores to continue to operate and where the customer demand made such operations sustainable. We also furloughed or modified work hours for many of our employees and identified and implemented cost savings measures throughout our operations. Beginning in May and concluding in June, we implemented a phased approach to reopening stores for in-store shopping with enhanced safety and sanitation measures such as requiring associates to wear face masks, installing social distancing markers on floors and protective shields at cash registers, and regularly sanitizing shopping carts, pin pads, design desks, and other high-traffic areas. The COVID-19 pandemic and these responses had and may in the future have an adverse affect on our customer traffic, sales, operating costs, and profit, and we cannot predict how long the COVID-19 pandemic will last, whether we will be required to re-close stores or what other government responses may occur. The COVID-19 pandemic has also adversely affected our ability to staff our existing stores and open new stores, and we have experienced construction delays.
Our operations have been and could be further disrupted if more of our employees are diagnosed with COVID-19 since this could require us to quarantine some or all of a store’s employees and disinfect the impacted stores. If a significant percentage of our workforce is unable to work, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with COVID-19, our operations may be negatively impacted, potentially affecting our liquidity, financial condition or results of operations. In addition, the COVID-19 pandemic has made it difficult to hire a sufficient number of store associates in many of our stores. If we are unable to hire a sufficient number of store associates or if there are insufficient existing store associates not subject to quarantine, we may need to reduce store hours or temporarily close stores.
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

FLOOR & DECOR HOLDINGS, INC.

Dated: October 29, 2020	By:	/s/ Thomas V. Taylor
Thomas V. Taylor
Chief Executive Officer
(Principal Executive Officer)

Dated: October 29, 2020	By:	/s/ Trevor S. Lang
Trevor S. Lang
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)