Form 10-K
period 2020-12-31
Floor & Decor Holdings, Inc.
filed 2021-02-25
CIK 1507079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission file number 001-38070
Floor & Decor Holdings, Inc.
(Exact name of registrant as specified in its charter)
Delaware
(State or Other Jurisdiction of Incorporation or Organization)
2500 Windy Ridge Parkway SE Atlanta, Georgia
(Address of Principal Executive Offices)
27-3730271
(I.R.S. Employer Identification No.)
30339
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The aggregate market value of the Registrant’s Common Stock held by non-affiliates as of June 25, 2020, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $5.0 billion. There were 104,396,523 shares of Common Stock outstanding as of February 22, 2021.
Documents Incorporated by Reference:
Portions of the Registrant’s proxy statement for the Annual Meeting of Shareholders to be filed pursuant to Regulation 14A of the Exchange Act on or before April 30, 2021, are incorporated by reference into Part III of this Form 10-K. Except as expressly incorporated by reference, the Registrant’s proxy statement shall not be deemed to be part of this report.

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
The forward-looking statements contained in this Annual Report are only predictions. Although we believe that the expectations reflected in the forward-looking statements in this Annual Report are reasonable, we cannot guarantee future events, results, performance or achievements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements in this Annual Report, including, without limitation, those factors described in Item 1A, “Risk Factors” of Part I of this Annual Report, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of this Annual Report, and elsewhere in the Company’s filings with the Securities and Exchange Commission (the “SEC”). Some of the key factors that could cause actual results to differ from our expectations include the following:
•an overall decline in the health of the economy, the hard surface flooring industry, consumer spending and the housing market; including as a result of the novel coronavirus ("COVID-19") pandemic;
•a pandemic, such as COVID-19, or other natural disaster or unexpected event, and its impact on our suppliers, customers, employees, lenders, ability to operate our distribution centers and stores or our future financial and operating results;
•our failure to successfully anticipate consumer preferences and demand;
•our inability to manage our growth;
•our inability to manage costs and risks relating to new store openings;
•geopolitical risks that impact our ability to import from foreign suppliers;
•our dependence on foreign imports for the products we sell, which may include the impact of tariffs;
•suppliers may sell similar or identical products to our competitors;
•competition from other stores and internet-based competition;
•any disruption in our distribution capabilities, including from difficulties operating our distribution centers;
•fluctuations in commodity, material, transportation and energy costs;
•our failure to execute our business strategy effectively and deliver value to our customers;
•our inability to manage our inventory obsolescence, shrinkage and damage;
•our inability to find available locations for our stores on terms acceptable to us;
•our inability to maintain sufficient levels of cash flow or liquidity to meet growth expectations;
•violations of laws and regulations applicable to us or our suppliers;
•our inability to obtain merchandise on a timely basis at prices acceptable to us;
•our failure to adequately protect against security breaches involving our information technology systems and customer information;
•the resignation, incapacitation or death of any key personnel;
•our inability to find, train and retain key personnel; and
•restrictions imposed by our indebtedness on our current and future operations.
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
Our fiscal year is the 52- or 53-week period ending on the Thursday preceding December 31. The following discussion contains references to fiscal 2016, fiscal 2017, fiscal 2018, fiscal 2019, fiscal 2020, and fiscal 2021, which represent our fiscal years ended or ending, as applicable, December 29, 2016, December 28, 2017, December 27, 2018, December 26, 2019, December 31, 2020, and December 30, 2021. Fiscal 2016, fiscal 2017, fiscal 2018, fiscal 2019, and fiscal 2021 are 52-week periods, and fiscal 2020 is a 53-week period.
Our Company
Founded in 2000, Floor & Decor is a high-growth, differentiated, multi-channel specialty retailer of hard surface flooring and related accessories with 133 warehouse-format stores and two small design studios across 31 states. We believe that we offer the industry’s broadest in-stock, trend-right assortment of tile, wood, laminate, vinyl, and natural stone flooring along with decorative and installation accessories at everyday low prices positioning us as the one-stop destination for our customers’ entire hard surface flooring needs. We appeal to a variety of customers, including general contractors, professional installers and other commercial businesses (“Pro”), Do It Yourself customers (“DIY”) and customers who buy the products for professional installation (“Buy it Yourself” or “BIY”). We believe the majority of our BIY customers are homeowners. Our Pro customers are loyal, shop often and help promote our brand. The combination of our category and product breadth, low prices, in-stock inventory in project-ready quantities, proprietary credit offerings, integrated website and app, free design services, free storage options and dedicated customer service positions us to gain share in the attractive Pro customer segment. We believe our DIY customers spend significant time planning their projects while conducting extensive research in advance. We provide our customers with the education and inspiration they need before making a purchase through our differentiated online and in-store experience.
Our warehouse-format stores, which average approximately 78,000 square feet, are typically larger than any of our specialty retail flooring competitors’ stores. Other large format home improvement retailers only allocate a small percentage of their floor space to hard surface flooring and accessories. When our customers walk into a Floor & Decor store for the first time, we believe they are amazed by our visual presentation, our store size, our everyday low prices and the breadth and depth of our merchandise. We believe that our inspiring design studios, creative and informative visual merchandising, and accessible price points greatly enhance our customers’ experience. Our stores are easy to navigate and designed to interactively showcase the wide array of designs and product styles a customer can create with our flooring and decorative accessories. We engage our customers both through our trained store associates and designers who can assist in narrowing choices and making the process of home renovation easier, as well as our staff dedicated to serving Pro customers. By carrying a deep level of in-stock hard surface flooring inventory and wide range of tools and accessories, we seek to offer our customers immediate availability on everything they need to complete their entire flooring or remodeling project. In addition to our stores, our website FloorandDecor.com showcases our products, offers informational training and design ideas and has our products available for sale, which a customer can pick up in-store or have delivered. Our ability to purchase directly from manufacturers through our direct sourcing model enables us to be fast to market with a balanced assortment of bestseller and unique, hard to find items that are the latest trend-right products. We believe these factors create a differentiated value proposition for Floor & Decor and drive customer loyalty with our Pro, DIY and BIY hard surface flooring customers in our markets, as evidenced by our track record of consistent comparable store sales growth, which has averaged 10.9% over the last five years. Based on these characteristics, we believe Floor & Decor is redefining and expanding the addressable market size of the hard surface flooring category and that we have an opportunity to significantly expand our store base to approximately 400 stores nationwide within the next 8-10 years, as described in more detail below.
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
Over the last several years, we have invested significant resources across our business and infrastructure to support innovation and growth. We believe that these investments will continue to strengthen our customer value proposition and further differentiate Floor & Decor from our competition, positioning us for continued market share gains. We have made significant investments in product innovation across all categories, improving our assortment and seeking to provide more value to our Pro, DIY and BIY customers. We have also invested in e-commerce, technology and personnel to support our stores. We believe that our investments in our business will continue to improve our customer value proposition, differentiating us and strengthening our competitive advantage.

We believe our strong financial results are a reflection of our consistent and disciplined culture of innovation and reinvestment, creating a differentiated business model in the hard surface flooring category, as evidenced by the following:
•twelve years of comparable store sales growth averaging 13.1% per year (and averaging 10.9% per year for fiscal 2016 to fiscal 2020) with a 5.5% increase in fiscal 2020 compared to 4.0% for fiscal 2019;
•store base expansion from 69 warehouse-format stores at the end of fiscal 2016 to 133 warehouse-format stores and two small-format design studios at the end of fiscal 2020, representing a compound annual growth rate (“CAGR”) of 17.8%; we added 13 warehouse-format stores during fiscal 2020, which was an 11% growth in warehouse stores compared to fiscal 2019;
•total net sales growth from $1.05 billion to $2.43 billion from fiscal 2016 to fiscal 2020, representing a CAGR of 23.3%;
•net income growth from $43.0 million to $195.0 million from fiscal 2016 to fiscal 2020, representing a CAGR of 45.9%;
For additional discussion of our fiscal 2020 financial results, see Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations.”
Our Competitive Strengths
We believe our strengths, described below, set us apart from our competitors and are the key drivers of our success.
Unparalleled Customer Value Proposition. Our customer value proposition is a critical driver of our business. The key     components include:
•Differentiated Assortment Across a Wide Variety of Hard Surface Flooring Categories. Our stores are generally larger than those of our specialty retail flooring competitors, and we allocate substantially more square footage to hard surface flooring and accessories than other large format home improvement retailers. We believe we have the most comprehensive in-stock, trend-right product assortment in the industry within our categories with on average approximately 4,100 stock keeping units (“SKUs”) in each store which, based on our market experience, is a far greater in-stock offering than any other flooring retailer. Additionally, we customize our product assortment at the store level for the regional preferences of each market. We have an ongoing product line review process across all categories that allows us to identify and interpret emerging trends in hard surface flooring. We work with our suppliers to quickly introduce new products and styles in our stores. We appeal to a wide range of customers through our “good/better/best” merchandise selection, as well as through our broad range of product styles from classic to modern, as well as new trend-right products. We consistently innovate with proprietary brands and products that appeal to certain customers with over 60 proprietary brands, including AquaGuard®, DuraLux® , and NuCore®.
•Low Prices. We provide everyday low prices in the retail hard surface flooring market. Our merchandising and individual store teams competitively shop each market so that we can offer our flooring products and related accessories at low prices. We also work with our vendors to identify and create new, affordable products in categories traditionally considered high-end to further democratize hard surface flooring by providing a greater number of options to a larger customer base. We believe we are unique in our industry in employing an “everyday low price” strategy, where we strive to offer our products at consistently everyday low prices throughout the year instead of engaging in frequent promotional activities. Our ability to provide these low prices is supported by our direct-sourcing model, which strives to eliminate third-party intermediaries and shortens time to market. We believe this strategy creates trust with our Pro, DIY and BIY customers because they consistently receive low prices at Floor & Decor without having to wait for a sale or negotiate to obtain the lowest price.

•One-Stop Project Destination with Immediate Availability. We carry an extensive range of products, including flooring and decorative accessories, as well as installation accessories such as thin set, underlayment, grout and tools, to fulfill a customer’s entire flooring project. More recently, we added adjacent categories such as vanities, bathroom accessories, frameless glass in the bathroom, and customized countertops for the kitchen. Our large in-stock assortment, including decorative and installation accessories, differentiates us from our competitors. Our stores stock job-size quantities to immediately fulfill a customer’s entire flooring project. In the instance where a product is not available in the store, our four regional distribution centers and neighboring stores can quickly ship the product to meet a customer’s needs. On average, each warehouse-format store carries approximately 4,100 SKUs, which equates to 1.2 million square feet of flooring products or $2.5 million of inventory at cost. Customers also have access to all of our inventory for in-store pick up or delivery through FloorandDecor.com.
Unique and Inspiring Shopping Environment. Our stores average approximately 78,000 square feet and are typically designed with warehouse features including high ceilings, clear signage, bright lighting and industrial racking and are staffed with knowledgeable store associates. We offer an easy-to-navigate store layout with clear lines of sight and departments organized by our major product categories of tile, wood, laminate, vinyl, natural stone, decorative accessories and installation accessories and smaller, adjacent categories for the bathroom and kitchen. We believe our unique signage, which clearly displays individual product features and benefits, improves the ease of shopping and facilitates customer decision making. We use merchandise displays and point of sale marketing throughout our stores to highlight product features, benefits and design elements. These features educate and enable customers to visualize how the product would look in their homes or businesses. Furthermore, we encourage customers to interact with our merchandise, to experiment with potential designs and to see the actual product they will purchase, an experience that is not possible in flooring stores that do not carry in-stock inventory in project-ready quantities. The majority of our stores have design studios that showcase project ideas to further inspire our customers, and we employ experienced designers in all of our stores to provide free design consulting. Additionally, we provide a robust online experience for potential customers on FloorandDecor.com. For our DIY customers, we also offer weekly “how-to” installation classes on Saturdays. We believe inspiring and educating customers within our stores and on our website provides us with a significant competitive advantage in serving our customers.
Extensive Service Offerings to Enhance the Pro Customer Experience. Our focus on meeting the unique needs of the Pro customer, and by extension the BIY customer, drives our sales mix for Pro and BIY customers, which we believe represents a higher percentage than our competitors. We generate approximately 70% of our sales from homeowners and 30% of our sales from Pros; however, when looking at who determines where to shop, the Pro influences 40% of our sales while homeowners influence 60% our sales. We also estimate that approximately 85% of these flooring purchases will involve a Pro installation. We provide an efficient one-stop shopping experience for our Pro customers, offering low prices on a broad selection of high-quality flooring products, deep inventory levels to support immediate availability of our products, financial credit, free storage for purchased inventory, the convenience of early store hours and, in most stores, separate entrances for merchandise pick-up. We also offer Design Services to our Pro customer to support them in servicing their customers. Additionally, each store has a dedicated Pro sales force with technology to service our Pro customer more efficiently, and we have Pro Zones, which are areas offering a variety of services to Pro customers, in a majority of our stores. We have a Pro loyalty rewards program, which provides business-building tools and awards points based on purchases. We believe rewarding our Pro customers through this program improves their loyalty to Floor & Decor, and by serving the needs of Pro customers, we drive repeat and high-ticket purchases, customer referrals, and brand awareness from this attractive and loyal customer segment. We offer commercial credit terms to some of our larger Pro customers, and in late 2020, we added a unique commercial credit card offering for our Pros'.
Decentralized Culture with an Experienced Store-Level Team and Emphasis on Training. We have a decentralized culture that empowers managers at the store and regional levels to make key decisions to maximize the customer experience. Our store managers, who carry the title Chief Executive Merchant (“CEM”), have significant flexibility to customize product mix, pricing, marketing, merchandising, visual displays and other elements in consultation with their regional leaders. We create or implement localized assortments that are not only trend forward but often create trends in the industry, which we believe differentiates us from our national competitors that tend to have standard assortments across markets. Throughout the year, we train all of our employees on a variety of topics, including product knowledge, sales strategies, leadership and store operations. Our store managers and store department managers are an integral part of our company, and many have over 15 years of relevant industry experience in retail. We have made important investments in the training and development of our people, including the creation of a full time training department. Approximately 70% of our new store management positions are filled through internal promotions, including 96% of our CEMs. We also have incentive compensation programs and an employee stock purchase plan for all employees, regardless of position or title. We train prospective store managers at our CEM Leadership Workshop, which is part of an extensive training program. Once a year, we hold a week long training session with our senior management, regional directors and store managers, where we focus on the upcoming year’s strategic priorities to keep our entire business aligned. We believe our decentralized culture and coordinated training foster an organization aligned around providing a superior customer experience, ultimately contributing to higher net sales and profitability.

Sophisticated, Global Supply Chain. Our merchandising team has developed direct sourcing relationships with manufacturers and quarries in 24 countries. Through these relationships, we believe we understand the best places to procure our various product categories. We currently source our products from more than 220 vendors worldwide and have developed long-term relationships with many of them. We often collaborate with our vendors to design and manufacture products for us to address emerging customer preferences that we observe in our stores and markets. We procure the majority of our products directly from the manufacturers, which eliminates additional costs from exporters, importers, wholesalers and distributors. We believe direct sourcing is a key competitive advantage, as many of our specialty retail flooring competitors are too small to have the scale or the resources to work directly with suppliers. We have established a Global Sourcing and Compliance Department to, among other things, enhance our policies and procedures with respect to addressing compliance with appropriate regulatory bodies, including compliance with the requirements of the Lacey Act of 1900 (as amended, the “Lacey Act”), the California Air Resources Board (“CARB”) and the Environmental Protection Agency (“EPA”). Our Compliance Department also addresses compliance with Floor & Decor’s supplier compliance policies, such as specifications and packaging of the products we purchase. We also utilize third-party consultants for audits, testing and surveillance to ensure product safety and compliance. Additionally, we have invested in technology and personnel to collaborate throughout the entire supply chain process to support our direct sourcing model, which has improved our ability to find, manage and source trend-right merchandise quickly and at lower costs, allowing us to offer products at low prices while maintaining attractive gross margins.
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

Our Growth Strategy
We expect to continue to drive our strong net sales and profit growth through the following strategies:
Open Stores in New and Existing Markets. We believe there is an opportunity to significantly expand our store base in the United States from 133 warehouse-format stores currently to approximately 400 stores nationwide over the next 8-10 years based on our internal research with respect to housing density, demographic data, competitor concentration and other variables in both new and existing markets. We plan to target new store openings in both new and existing, adjacent and underserved markets. We have a disciplined approach to new store development, based on an analytical, research-driven site selection method and a rigorous real estate approval process. We believe our new store model delivers strong financial results and returns on investment, targeting net sales on average of $12 million to $15 million and approximately $2.5 million in four-wall adjusted EBITDA before pre-opening expenses in the first year, pre-tax payback in approximately two and a half to three and a half years and cash-on-cash returns of approximately 50% in the third year. Over the past several years, we have made significant investments in personnel, information technology, supply chain, warehouse infrastructure, and connected customer strategies to support our current growth and the expansion of our stores. We intend to grow our store base by approximately 20% annually for the next several years. The performance of our new stores opened over the last three years, the performance of our older stores over that same time frame, our disciplined real estate strategy, and the track record of our management team in successfully opening retail stores support our belief in the significant store expansion opportunity.
Increase Comparable Store Sales. We expect to grow our comparable store sales by continuing to offer our customers a dynamic and expanding selection of compelling, value-priced hard surface flooring and accessories while maintaining strong service standards for our customers. We regularly introduce new products into our assortment through our category product line review process, including collaboration with our vendors to bring to market innovative products such as waterproof rigid core vinyl and water-resistant laminates. Because almost 60% of our stores have been opened for less than five years, we believe they will continue to drive comparable store sales growth as they ramp to maturity. We believe that we can continue to enhance our customer experience by focusing on service, optimizing sales and marketing strategies, investing in store staff and infrastructure, remodeling existing stores and improving visual merchandising and the overall aesthetic appeal of our stores. We also believe that growing our proprietary credit offering, Pro and designer strategies, further integrating connected customer strategies, and enhancing other key information technology, will contribute to increased comparable store sales. As we increase awareness of Floor & Decor’s brand, we believe there is a significant opportunity to gain additional market share, especially from independent flooring retailers and large format home improvement retailers. We are also adding adjacent categories that align with flooring projects like vanities, bathroom accessories, frameless glass in the bathroom, and customized countertops for the kitchen. We believe the combination of these initiatives plus the expected growth of the hard surface flooring category described in more detail under “Our Industry” below will continue to drive strong comparable store sales growth.
Expand Our “Connected Customer” Experience. Floor & Decor’s online experience allows our Pro, BIY and DIY customers to explore our product selection and design ideas before and after visiting our stores and offers the convenience of making online purchases for delivery or pick up in-store. We believe our online platform reflects our brand attributes and provides a powerful tool to educate, inspire and engage our consumers, and we view our website and multi-channel strategies as leading our brand. Our research indicates that approximately 80% of customers who shopped at Floor & Decor in the last two years have visited our website. We continuously invest in our connected customer strategies to improve how our customers experience our brand. For example, we regularly update our website, which provides our customers with inspirational vignettes, videos, products, a room visualizer, and education. Additional initiatives include: (i) implementing our new Customer Relationship Management ("CRM") to obtain a single view of our customers, (ii) developing personalized content based on location, purchase and browsing history, (iii) developing more relevant content and improved search and purchasing tools to help customers add decorative and installation accessories and (iv) creating frequently asked questions to help customers choose the best product for their jobs. We believe this reinforces our unique customer value proposition and ultimately drives sales. Our e-commerce sales represented approximately 19% of our total net sales for fiscal 2020. While the hard surface flooring category has a relatively low penetration of e-commerce sales due to the nature of the product, we believe our connected customer presence represents an attractive growth opportunity to drive consumers to Floor & Decor.

Continue to Invest in the Pro and Commercial Customer. We believe our differentiated focus on Pro customers has created a competitive advantage for us and will continue to drive our net sales growth. We will invest in gaining and retaining Pro customers due to their frequent and high-ticket purchases, loyalty, and propensity to refer other potential customers. We have made important investments in the Pro services regional team, including the addition of Regional Pro Directors, to better recruit and train the Pro services team in each store. We have also invested in new technology, such as integrated CRM software, to help us further penetrate and grow our Pro business, dedicated phone lines for our Pro customers to call and text, commercial credit and open account terms, jobsite delivery, a dedicated website for Pro customers, training on technical flooring installation solutions, and tools to facilitate large commercial jobs sourced throughout the store. Recently, we introduced an industry leading Pro credit card with terms and tools that help our professional customers manage their business better. We plan to further invest in initiatives to increase speed of service, improve financing solutions, leverage technology, elevate our Pro branding, dedicate additional store staffing to support Pro customers, and enhance the in-store experience for our Pro customers. We have implemented a “Pro Zone” in a majority of our stores that focuses on the specific needs of the Pro customer as well as a Pro loyalty program in all of our stores. Additionally, we communicate our value proposition and various Pro-focused offerings by hosting a number of Pro networking events. Building on our success in serving the Pro customer, in 2016 we entered the adjacent commercial sales channel, thereby increasing the size of the addressable market we serve. Our commercial effort, which we have branded Floor & Decor Commercial, features a commercial sales team that targets corporate customers, large scale multi-family developers, large home builders, hotels, restaurants, and retailers with large flooring needs. We believe Pro customers will continue to be an integral part of our sales growth, and Floor & Decor Commercial will provide incremental revenue and profit opportunities in the future.
Continue to Invest in Design Services. Our Design Services offer a unique to large format retail experience, which leads our customers through a seamless, inspirational design process to complete their projects. Our research tells us when a designer is involved, customer satisfaction is higher, the average ticket is approximately 3x higher compared with customers who do not use a designer, and design appointments close at a higher rate than typical transactions. We position our designers as experts through our inspirational content and promote design services through all channels. We intend to continue to invest in recruiting top design talent, training, tools and technology. Design-focused training is a priority to ensure our teams are knowledgeable and prepared to deliver a start-to-finish consultative selling experience. We believe the planned rollout of our CRM technology to our design teams this year will enhance communication and workflow, from initial customer interaction through securing the close of the sale and beyond. Recent realignment within the regional store leadership organization to support design is expected to amplify the effectiveness of influence and high-level strategic execution. Additionally, we intend to continue to test advanced service options in various markets to further set us apart.
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
Our Industry
Floor & Decor operates in the large, growing and highly fragmented $13 billion to $14 billion hard surface flooring market (in manufacturers’ dollars), which is part of the larger $22 billion to $23 billion U.S. floor coverings market (in manufacturers’ dollars) based on internal and external research including 2020 reports by Market Insights, LLC, and Catalina Research, Inc., leading providers of market research for the floor coverings industry. We estimate that, after retail markup, the addressable hard surface flooring market for Floor & Decor is between $22 billion and $23 billion. We estimate we represent approximately 9% of this market, an increase from approximately 8% in 2019. The hard surface flooring market described above does not include installation materials and tools, which represented 17% of our net sales in 2020. The competitive landscape of the hard surface flooring market includes big-box home improvement centers, national and regional specialty flooring retailers, and independent flooring retailers. We believe we benefit from growth in the overall hard surface flooring market, which increased on average 6% per year from 2015 to 2019, decreasing by approximately 2% to 3% in 2020 as a result of the COVID-19 pandemic, and is estimated to grow on average 4% to 6% per year from 2021 through 2025, assuming no negative economic cycle, housing downturn or recession. We believe that growth in the hard surface flooring market has been and will continue to be driven by home remodeling demand drivers such as the aging household inventory, millennials forming households, existing home sales, rising home equity values and the secular shift from carpet to hard surface flooring. In addition, we believe we have an opportunity to increase our market share as our competitors are unable to compete with our combination of price, service and in-stock assortment.

Based on our internal market research, key long-term industry trends include increasing spend on home renovations, aging of the existing housing stock, rising level of home ownership, and favorable demographic trends. Over the last decade, hard surface flooring has consistently taken share from carpet as a percentage of the total floor coverings market, increasing from 49% of the market in 2015 to 55% in 2020. Historically, mix shift towards hard surface flooring has been driven by product innovation, changing consumer preferences, better hygiene qualities, increasing ease of installation and higher durability. Product innovation, which has been aided by the increasing use of technology such as inkjet tile printing, waterproof wood-look flooring and water-resistant laminates, and non-traditional uses of hard surface flooring including walls, fireplaces and patios, has increased the size of the hard surface flooring market and has allowed us to better serve customer needs.

2015	2020

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
Our Products
We offer an assortment of tile, wood, laminate, vinyl, and natural stone flooring, along with adjacent categories including decorative and installation materials at everyday low prices. Our objective is to carry a broad and deep in-stock product offering in order to be the one-stop destination for our customer’s entire project needs. We seek to showcase products in our stores and online to provide multiple avenues for inspiration throughout a customer’s decision-making process.
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

Our fiscal 2020 net sales by key product categories are set forth below:

25%
23%
18%
17%
9%
6%
1%
1%
Tile
Laminate/Luxury Viny Plank
Decorative Accessories/ Wall Tile
Installation Materials and Tools
Wood
Natural Stone
Adjacent Categories
Other (1)

Category	Products Offered	Select Product Highlights
Tile	Porcelain, White Body, Ceramic	We offer a wide selection of Porcelain and Ceramic tiles from 4”x4” all the way up to 36”x72” and 48”x48”. We source many products directly from Italy, where many design trends in tile originate. We offer traditional stone looks as well as wood-looking planks and contemporary products like cement-look and vein cut styles. We work with many factories in the United States, Spain, Turkey, Italy, Mexico, Brazil, and other countries to bring the most in-demand styles at low prices.
Wood	Solid Prefinished Hardwood, Solid Unfinished Hardwood, Engineered Hardwood, Bamboo, Cork, Wood Wall
We sell common species such as Oak, Walnut, Birch, Hickory and Maple but also exotics such as Bamboo and Acacia, all in multiple colors. Our wood flooring comes in multiple widths from 21/4” up to 93/4” wide planks. Customers have the option of buying prefinished or unfinished flooring in many of our stores.

Natural Stone	Marble, Travertine, Limestone, Slate, Granite	Natural stone is quarried around the world, and we typically buy directly from the source. For example, we buy natural stones from Italy, Greece, Spain, Turkey, Portugal, India, and China. We work with factories in these countries and others to cut stone tiles in many sizes, finishes and colors.
Laminate/Luxury Vinyl Plank	Laminate Flooring, Luxury Vinyl, Engineered/Composite (Rigid Core) Vinyl	Laminate, AquaGuard® water-resistant laminate, NuCore®, DuraLux® Rigid and Luxury Vinyl plank flooring is offered in styles that mimic our bestselling tile and wood species, colors and finishes. Our product offers a full range of installation methods, many are water-resistant to waterproof, and all are great for customers who want the beauty of real hardwood and stone but the ease of maintenance and durability that laminate and luxury vinyl offer.
Decorative Accessories/Wall Tile	Glass, Natural Stone, Tile Mosaics and Decorative Tiles, Decorative Trims, Prefabricated Countertops, Medallions, Wall Tile	With over 800 choices in glass, tile and stone mosaics and decoratives, we can customize nearly any look or style a customer desires. This trend-forward and distinctive category is a favorite of our designers and offers customers an inexpensive way to quickly update a backsplash or shower.

Category	Products Offered	Select Product Highlights
Installation Materials and Tools	Grout, Underlayment, Adhesives, Mortar, Backer Board, Power and Hand Tools, Wood Moldings, Wood Glues, Blades	This category offers everything a customer needs to complete his or her project, including backer board, mortar, grout, underlayment, adhesives, wood glues, molding and tools. We sell top brands, which we believe are highly valued by our customers.
Adjacent categories	Custom Countertops, Glass Shower Doors, Vanities, Vanity Mirrors, Vanity Tops, Bathroom Sinks, Bath Faucets, Shower Faucet Sets, Bath Accessories	We offer products designed with ease and function in mind to complete kitchen and bathroom projects. Our product line of Studio Design branded vanities, bathroom accessories and more offer stylish options at everyday low prices.
(1) Other includes delivery and sample revenue less adjustments for deferred revenue, sales return reserves, rewards under our Pro Premier Loyalty program, and other revenue related adjustments that are not allocated on a product-level basis. Refer to the notes to our consolidated financial statements included in this Annual Report for more information.
Stores
We operate 133 warehouse-format stores across 31 states and two small-format design studios. Most of our stores are situated in highly visible retail and industrial locations. Our warehouse-format stores average approximately 78,000 square feet and carry on average approximately 4,100 flooring, decorative and installation accessory SKUs, which equates to approximately 1.2 million square feet of flooring products or $2.5 million of inventory at cost.
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
We believe there is an opportunity to significantly expand our store base in the United States from our 133 warehouse-format stores currently to approximately 400 stores nationwide within the next 8-10 years based on our internal research with respect to housing density, demographic data, competitor concentration and other variables in both new and existing markets. For the next several years, we plan to grow our store base by approximately 20% per year, with a mix being opened in existing geographies and the others being opened in new markets. We have developed a disciplined approach to new store development, based on an analytical, research-driven method to site selection and a rigorous real estate review and approval process. By focusing on key demographic characteristics for new site selection, such as aging of homes, length of home ownership and median income, we expect to open new stores with attractive returns.
When opening new stores, inventory orders are placed several months prior to a new store opening. Significant investment is made in building out or constructing the site, hiring and training employees in advance, and advertising and marketing the new store through pre-opening events to draw the flooring industry community together. Each new store is thoughtfully designed with store interiors that include interchangeable displays on wheels, racking to access products and stand-up visual displays to allow ease of shopping and an exterior highlighted by a large, bold Floor & Decor sign. The majority of our stores have design studios that showcase project ideas to further inspire our customers, and, in all of our stores, we employ experienced designers to provide design consulting to our customers free of charge. Additionally, we have rolled out “Pro Zones”, which are dedicated areas offering a variety of services to Pro customers, in a majority of our stores.
Our new store model targets a store size of 70,000-80,000 square feet, total initial net cash investment of approximately $7 million to $9 million, which could increase as we have the ability to own and self-develop more new stores, net sales on average of $12 million to $15 million and approximately $2.5 million in four-wall adjusted EBITDA before pre-opening expenses in the first year, pre-tax payback in approximately two and a half to three and a half years and cash-on-cash returns of approximately 50% in the third year. We believe the success of our stores across geographies and vintages supports the portability of Floor & Decor into a wide range of markets. The performance of our new stores is inherently uncertain and is subject to numerous factors that are outside of our control. As a result, we cannot assure you that our new stores will achieve our target results.

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
In addition to highlighting our broad product selection, we believe FloorandDecor.com offers a convenient opportunity for customers to purchase products online and pick them up in our stores. Approximately 84% of our e-commerce sales are picked up in-store. As we continue to grow, we believe connected customer will become an increasingly important part of our strategy, and the investments we made in our connected customer strategy were particularly beneficial during the COVID-19 pandemic.
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
A key objective of our messaging is to make people aware of our stores, products and services. Based on our internal research, we estimate the conversion rate from a customer visiting one of our stores or our website to purchasing our products is 84%.
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
Sourcing
Floor & Decor has a well-developed and geographically diverse supplier base. We source our industry leading merchandise assortment from over 220 suppliers in 24 countries. Our largest supplier accounted for 16% of our net sales in fiscal 2020, while no other individual supplier accounted for more than 6% of our net sales. We are focused on bypassing agents, brokers, distributors, and other middlemen in our supply chain in order to reduce costs and lead time. We believe that our direct sourcing model and the resulting relationships we have developed with our suppliers are distinct competitive advantages. The cost savings we achieve by directly sourcing our merchandise enable us to offer our customers low prices.
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
In the first quarter of fiscal 2018, we relocated all of the existing inventory from our 322,000 square foot leased distribution center near Miami, Florida to our 1.4 million square foot distribution center near Savannah, Georgia. Our lease on the unused distribution center near Miami, Florida ends in fiscal 2021. Additionally, we began operating a 1.5 million square foot leased distribution center in Baltimore, Maryland in the fourth quarter of fiscal 2019.
We also plan to relocate our existing distribution center near Houston, Texas to a larger distribution center in the Houston area that is currently under construction. This relocation is expected to be completed in the first quarter of fiscal 2022. We plan to continue to seek further opportunities to enhance our distribution capabilities and align them with our strategic growth initiatives.
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

We believe that the key competitive factors in the retail hard surface flooring industry include:
•product assortment;
•product innovation;
•in-store availability of products in project-ready quantities;
•product sourcing;
•product presentation;
•customer service;
•store management;
•store location; and
•low prices.
We believe that we compete favorably with respect to each of these factors by providing a highly diverse selection of products to our customers, at an attractive value, in appealing and convenient retail stores.
Our Structure
Floor & Decor Holdings, Inc. was incorporated as a Delaware corporation in October 2010 in connection with the acquisition of Floor & Decor Outlets of America, Inc. (“F&D”) in November 2010 by our previous sponsor owners.
The following chart illustrates our current corporate structure:
Human Capital
We have built a strong team of employees to support our continued success. Each of our stores is led by a CEM and is supported by an operations manager, product category department managers, a design team, a Pro sales and support team, and a number of additional associates. Outside of our stores, we have employees dedicated to corporate, store support, infrastructure, e-commerce, call center and similar functions as well as support for our distribution centers and sourcing office. We dedicate significant resources to training our employees and believe they are key to our success.
As of December 31, 2020, we had 8,790 employees, 6,395 of whom were full-time and none of whom were represented by a union. Of the total employees, 7,696 work in our stores, 752 work in corporate, store support, infrastructure, e-commerce or similar functions, 330 work in distribution centers, and 12 work in our Asia sourcing office in Shanghai, China. We believe that we have good relations with our employees.

We look at a variety of measures and objectives related to the development, attraction, safety, engagement and retention of our employees, including:
•Store Staffing. In order to provide the level of customer service that we expect, it is important that we adequately staff our stores with trained employees. During fiscal 2020, we faced challenges recruiting staff for certain of our stores due to the ongoing impact of the COVID-19 pandemic. In response, we appointed a Vice President of Workforce Management to focus on supporting our stores in their staffing needs. As of December 31, 2020, the majority of our stores were staffed at a level that we deem appropriate.
•Diversity, Equity & Inclusion. We are mindful of the benefits of diversity, equity and inclusion in all aspects of the employment cycle and believe they are key to our culture and long-term success. In 2020, we appointed a Vice President of Diversity, Equity & Inclusion to lead our diversity and inclusion efforts.
•Training. We believe that training associates is also important to ensuring appropriate levels of customer service. We have a Learning Department, and in 2020, associates engaged in approximately 98,000 hours of training.
•Internal Advancement Opportunities. We believe our growth opportunities are a critical way to attract and retain employees. In 2020, 963 employees were promoted to more senior positions.
•Safety. Maintaining a safe shopping environment is very important to us. We have worked to ensure our stores are safe environments for both our customers and employees and in response to the COVID-19 pandemic, we introduced various safety measures and protocols consistent with guidance from the Centers for Disease Control and state and local health authorities.
•Rewards. We believe in rewarding our associates for their hard work on behalf of Floor & Decor and provide a variety of incentives to allow associates to share in the Company’s success, including (i) incentive compensation plans for all associates, (ii) a 401(k) plan with Company-sponsored match, (iii) health care benefits for full-time associates, (iv) an employee stock purchase plan that facilitates purchases of Company stock by eligible associates, and (v) other benefits such as an employee assistance program.
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
Trademarks and other Intellectual Property
As of February 25, 2021, we have 77 registered marks and several pending trademark applications in the United States. We regard our intellectual property, including our over 60 proprietary brands, as having significant value, and our brand is an important factor in the marketing of our products. Accordingly, we have taken, and continue to take, appropriate steps to protect our intellectual property.
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
Summary of Risk Factors
The following is a summary of the principal risks that you should carefully consider before investing in our securities. In addition, see "Risk Factors" set forth in Item 1A. of this Annual Report and other reports and documents filed by us with the SEC for a more detailed discussion of the principal risks as well as certain other risks you should carefully consider before deciding to invest in our securities.
•Our business, financial condition and operating results are dependent on general economic conditions and discretionary spending by our customers, which in turn are affected by a variety of factors beyond our control. If such conditions deteriorate, our business, financial condition, and operating results may be adversely affected.
•The hard surface flooring industry depends on home remodeling activity and other important factors.
•Any failure by us to successfully anticipate trends may lead to loss of consumer acceptance of our products, resulting in reduced net sales.
•If we fail to successfully manage the challenges that our planned new store growth poses or encounter unexpected difficulties during our expansion, our operating results and future growth opportunities could be adversely affected.
•Increased competition could cause price declines, decrease demand for our products and decrease our market share.
•During the first and second quarters of fiscal 2020, the effects of the COVID-19 pandemic negatively impacted our business and could re-emerge and have a negative impact on our net sales, results of operations, financial position, store operations, new store openings and earnings.
•U.S. policies related to global trade and tariffs, including with respect to antidumping and countervailing duties, could adversely affect our business, financial condition and results of operations.
•Any disruption in our distribution capabilities, our related planning and control processes or our material and energy costs may adversely affect our business, financial condition, and operating results.

•Our success is dependent on, among other things, our ability to execute our business strategy effectively, manage our inventory and deliver value to our customers.
•Our success depends upon our ability to attract, train, and retain our key executive and other personnel and other highly qualified managers and staff.
•If we are unable to enter into leases for additional stores on acceptable terms or renew or replace our current store leases, or if one or more of our current leases is terminated prior to expiration of its stated term, and we cannot find suitable alternate locations, our growth and profitability could be adversely affected.
•Our net sales growth could be adversely affected if comparable store sales growth is less than expected.
•Our continued growth requires significant capital investments, which could be adversely affected if we have insufficient cash flow from operations or liquidity.
•We depend on our suppliers, and any failure by any of them to supply us with quality products on attractive terms and prices or to adhere to our quality standards may adversely affect our business, financial condition and operating results.
•Changes in tax laws, trade policies and regulations or in our operations and newly enacted laws or regulations may impact our effective tax rate or may adversely affect our business, financial condition and operating results.
•We are subject to risks associated with obtaining products from abroad that could adversely affect our business, financial condition and results of operations.
•Our ability to offer compelling products depends on the continued availability of sufficient suitable natural products.
•Our business exposes us to personal injury, product liability and warranty claims and related governmental investigations, which could result in negative publicity, harm our brand and adversely affect us.
•Unfavorable allegations, government investigations and legal actions surrounding our products and us could harm our reputation, impair our ability to grow or sustain our business, and adversely affect our business, financial condition and operating results.
•We are engaged in various legal actions, claims and proceedings arising in the ordinary course of business, and while we cannot predict the outcomes, this litigation and any future litigation could have an adverse impact on us.
•Federal, state or local laws and regulations, or our failure to comply with such laws and regulations, could increase our expenses, restrict our ability to conduct our business and expose us to legal risks.
•Labor activities could cause labor relations difficulties for us.
•If we fail to protect the privacy and security of information related to our customers, us, our employees, our suppliers and other third parties, we could become subject to litigation, investigations, liability and negative publicity that could significantly harm us.
•We may not be able to successfully maintain effective internal controls over financial reporting.
•We are subject to payments-related risks that could increase our operating costs, expose us to fraud, subject us to potential liability and potentially disrupt our business.
•Our and our suppliers facilities and systems are vulnerable to natural disasters and other unexpected events, and as a result, we may lose merchandise and be unable to effectively deliver it to our stores.
•Our intellectual property rights are valuable, and any failure to protect them could reduce the value of our products and brand and harm our business.
•We are subject to risks related to corporate social responsibility.
•The effectiveness of our advertising strategy is a driver of our future success.
•We are a holding company with no business operations of our own and depend on cash flow from our subsidiaries to meet our obligations.
•We face risks related to our liquidity, indebtedness and our fixed lease obligations.

•We are exposed to credit risk on certain of our receivables and the inability or failure to collect outstanding credit, could result in losses and adversely affect our operating results.
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
The hard surface flooring industry is highly dependent on the remodeling of existing homes, businesses and, to a lesser extent, new home construction. In turn, remodeling and new home construction depend on a number of factors that are beyond our control, including interest rates, tax policy, trade policy, employment levels, consumer confidence, credit availability, real estate prices, existing home sales, demographic trends, trends in response to the COVID-19 pandemic, weather conditions, natural disasters and general economic conditions. In particular:
•the national economy or any regional or local economy where we operate could weaken, including as a result of a resurgence of COVID-19 and related shutdowns or restrictions;
•home-price appreciation could slow or turn negative;
•regions where we have stores that could be impacted by hurricane, fire, or other natural disasters (including those due to the effects of climate change such as increased storm severity, drought, wildfires, and potential flooding due to rising sea levels and storm surges);
•increased demand for home improvement products could lessen as the COVID-19 pandemic subsides, causing consumers to spend discretionary income in other ways;
•interest rates could rise;
•credit could become less available;
•tax rates and/or health care costs could increase; or
•fuel costs or utility expenses could increase.
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
We have 133 warehouse-format stores and two small-format standalone design studios located throughout the United States as of December 31, 2020. We plan to open 27 warehouse-format stores during fiscal 2021 and to increase the number of new stores that we open during each of the next several years thereafter. This growth strategy and the investment associated with the development of each new store may cause our operating results to fluctuate and be unpredictable or decrease our profits. We cannot ensure that store locations will be available to us, or that they will be available on terms acceptable to us. If additional retail store locations are unavailable on acceptable terms, we may not be able to carry out a significant part of our growth strategy or our new stores’ profitability may be lower. Our future operating results and ability to grow will depend on various other factors, including our ability to:
•successfully select new markets and store locations;
•attract, train and retain highly qualified managers and staff;
•maintain our reputation of providing quality, safe and compliant products; and
•manage store opening costs.
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
Some of our competitors are organizations that are larger, are better capitalized, have existed longer, have product offerings that extend beyond hard surface flooring and related accessories and have a more established market presence with substantially greater financial, marketing, delivery, customer loyalty, personnel and other resources than we have. In addition, while the hard surface flooring category has a relatively low threat of new internet-only entrants due to the nature of the product, the growth opportunities presented by e-commerce could outweigh these challenges and result in increased competition. Competitors may forecast market developments more accurately than we do, offer similar products at a lower cost, have better delivery offerings, or adapt more quickly to new trends and technologies or evolving customer requirements than we do. Further, because the barriers to entry into the hard surface flooring industry are relatively low, manufacturers and suppliers of flooring and related products, including those whose products we currently sell, could enter the market and start directly competing with us. Intense competitive pressures from any of our present or future competitors could cause price declines, decrease demand for our products and decrease our market share. Also, if we continue to grow and become more well-known, other companies may change their strategies to present new competitive challenges. Moreover, in the future, changes in consumer preferences may cause hard surface flooring to become less popular than other types of floor coverings. Such a change in consumer preferences could lead to decreased demand for our products.
All of these factors may harm us and adversely affect our net sales, market share, and operating results.

During the first and second quarters of fiscal 2020, the effects of the COVID-19 pandemic negatively impacted our business and results of operations. Additional governmental restrictions on business operations, including as a result of a further resurgence of the COVID-19 pandemic, could have a negative impact on our net sales, results of operations, financial position, store operations, new store openings and earnings.
On March 11, 2020, the World Health Organization announced that infections of COVID-19 had become a pandemic, and on March 13, 2020, the U.S. President announced a National Emergency relating to the COVID-19 pandemic. National, state and local authorities have recommended social distancing and some authorities have imposed quarantine and isolation measures on large portions of the population, including mandatory business closures. These measures, while intended to protect human life, have had and are expected to continue to have serious adverse impacts on domestic and foreign economies of uncertain severity and duration. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, or the re-introduction of business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter. While several countries, as well as certain states, counties and cities in the United States, began to relax the early public health restrictions with a view to partially or fully reopening their economies, many cities, both globally and in the United States, have since experienced a surge in the reported number of cases and hospitalizations related to the COVID-19 pandemic. This increase in cases has led to the reintroduction of restrictions and business shutdowns in certain states, counties and cities in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Additionally, in December 2020, the U.S. Food and Drug Administration authorized certain vaccines for emergency use. However, it remains unclear how quickly the vaccines will be distributed nationwide and globally or if or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. The delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may experience or continue to experience a recession, and our business and operations could be materially adversely affected by a prolonged recession in the U.S. and other major markets.
In response to the COVID-19 pandemic and these changing conditions, beginning in late March 2020, we closed some of our stores and shifted other stores to a curbside pickup model in the jurisdictions where government regulations permitted our stores to continue to operate and where the customer demand made such operations sustainable. We also furloughed or modified work hours for many of our employees and identified and implemented cost savings measures throughout our operations. In May and June 2020, we implemented a phased approach to reopening stores for in-store shopping with enhanced safety and sanitation measures such as requiring associates to wear face masks, installing social distancing markers on floors and protective shields at cash registers, and sanitizing shopping carts, pin pads, design desks, and other high-traffic areas. After reopening our stores for in-store shopping, in the third and fourth quarters of fiscal 2020, we saw increased sales and order activity, likely due to customers being required or encouraged to stay at home, school closures and employers requiring employees to work remotely due to the ongoing impacts of the COVID-19 pandemic. Some of this increased demand is also likely attributable to the timing of tax refunds and COVID-related stimulus payments.
The COVID-19 pandemic and initial responses had an adverse effect on our customer traffic, sales, operating costs, and profit during the first two quarters of fiscal 2020 and may have such an impact again in the future. We cannot predict how long the COVID-19 pandemic will last, whether we will be required to re-close stores or what other government responses may occur. The COVID-19 pandemic has also adversely affected our ability to staff our existing stores and open new stores, and we have experienced construction delays. While our stores saw increased sales and order activity in the final two quarters of fiscal 2020, those results, as well as those of other metrics such as net revenues, gross margins and other financial and operating data, may not be indicative of results for future periods. Additionally, such increased demand may increase beyond manageable levels, may fluctuate significantly, or may not continue, including the possibility that demand may decrease from historical levels.
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
The current domestic and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy. In particular, the ongoing trade dispute between the U.S. and China has resulted in the U.S. imposing tariffs of 25% on the vast majority of the products we import from China. Also, countervailing duties of 358.81% and antidumping duties of 203.71% or 330.69% apply to exports of Chinese ceramic tile. Historically, approximately half of the products we sell were imported from China, the majority of which are impacted by these tariffs. Approximately 30% of the products we sold in fiscal 2020 were sourced from China. Any further expansion in the types or levels of tariffs implemented on China or other countries has the potential to negatively impact our business, financial condition and results of operations. Additionally, there is a risk that the U.S. tariffs on imports are met with tariffs on U.S. produced exports and that a further trade conflict could ensue, which has the potential to significantly impact global trade and economic conditions, including the imposition of new measures with little notice. Potential costs and any attendant impact on pricing arising from these tariffs and any further expansion in the types or levels of tariffs implemented could require us to modify our current business practices and could adversely affect our business, financial condition, and results of operations.

Any disruption in our distribution capabilities, supply chain or our related planning and control processes may adversely affect our business, financial condition, and operating results.
Our success is highly dependent on our planning and distribution infrastructure, which includes the ordering, transportation, and distribution of products to our stores and the ability of suppliers to meet distribution requirements. We also need to ensure that we continue to identify and improve our processes and supply chain and that our distribution infrastructure and supply chain keep pace with our anticipated growth and increased number of stores. The cost of these enhanced processes could be significant and any failure to maintain, grow, or improve them could adversely affect our business, financial condition, and operating results. Due to our rapid expansion, we have had to significantly increase the size of our distribution centers. Additionally, we opened a 1.5 million square foot distribution center in Maryland in the fourth quarter of fiscal 2019. Based on our growth intentions, we plan to add additional distribution centers or increase the size of our existing distribution centers in the future. Increasing the size of our distribution centers may decrease the efficiency of our distribution costs.
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
Additionally, our supply chain and our suppliers could be disrupted by factors beyond our control, including from damage or destruction to our distribution centers; weather-related events; natural disasters; international trade disputes or trade policy changes or restrictions; tariffs or import-related taxes; third-party strikes, lock-outs, work stoppages or slowdowns; shortages of truck drivers; shipping capacity constraints; third-party contract disputes; supply or shipping interruptions or costs; military conflicts; acts of terrorism; public health issues, including pandemics or quarantines (such as the COVID-19 outbreak); or other factors beyond our control. Any such disruption could negatively impact our financial performance or financial condition.
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
Our operating results may be adversely affected by fluctuations in material, energy and transportation costs beyond our control.
Our operating results may be affected by the wholesale prices of hard surface flooring products, setting and installation materials, and the related accessories that we sell. These prices may fluctuate based on a number of factors beyond our control, including the price of raw materials used in the manufacture of hard surface flooring, energy costs, changes in supply and demand, concerns about inflation, general economic conditions, labor costs, competition, import duties, tariffs, currency exchange rates, government regulation, the impact of natural disasters (including those due to the effects of climate change), duty and other import costs. In particular, energy costs have fluctuated dramatically in the past and may fluctuate in the future. These fluctuations may result in an increase in our transportation costs for distribution from the manufacturer to our distribution centers and from our distribution centers to our retail stores, utility costs for our distribution centers and retail stores, and overall costs to purchase products from our suppliers. A material component of the cost of our product includes transportation costs to move the product from the manufacturer to our stores, and there have been recent capacity constraints. These costs could increase and have a material impact on inventory and cost of sales. Recently, there has been a rise in international container and domestic trucking costs, and if we are not able to raise retail prices, it could have a negative impact on our cost of sales.
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
We currently maintain a high level of inventory consisting of on average approximately 4,100 SKUs per store and an average inventory per store of approximately $2.5 million at cost in order to have a broad assortment of products across a wide variety of hard surface flooring categories in project-ready quantities. We also carry an additional $235.3 million of inventory outside our stores, primarily at our distribution centers, as of the end of fiscal 2020. The investment associated with this high level of inventory is substantial, and efficient inventory management is a key component of our business success and profitability. If we fail to adequately project the amount or mix of our inventory, we may miss sales opportunities or have to take unanticipated markdowns or hold additional clearance events to dispose of excess inventory, which will adversely affect our operating results.
In the past, we have incurred costs associated with inventory markdowns and obsolescence. Due to the likelihood that we will continue to incur such costs in the future, we generally include an allowance for such costs in our projections. However, the costs that we actually incur may be substantially higher than our estimate and adversely affect our operating results.
In addition, in fiscal 2020, we implemented a new demand forecasting and inventory replenishment system. If this new system is not effective, our operating results may be adversely affected. We continue to focus on ways to reduce these risks, but we cannot assure you that we will be successful in our inventory management.
If we are unable to enter into leases for additional stores on acceptable terms or renew or replace our current store leases, or if one or more of our current leases is terminated prior to expiration of its stated term, and we cannot find suitable alternate locations, our growth and profitability could be adversely affected.
We currently lease the majority of our store locations and our store support center. Our growth strategy largely depends on our ability to identify and open future store locations, which can be difficult because our stores generally require at least 50,000 square feet of floor space. Our ability to negotiate acceptable lease terms for these store locations, to re-negotiate acceptable terms on expiring leases or to negotiate acceptable terms for suitable alternate locations could depend on conditions in the real estate market, competition for desirable properties, our relationships with current and prospective landlords, or on other factors that are not within our control. We also intend to purchase the real property for a small number of new locations, and such strategy may not be successful. Any or all of these factors and conditions could adversely affect our growth and profitability.
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
We will require significant capital to fund our expanding business, which may not be available to us on satisfactory terms or at all. If we are unable to maintain sufficient levels of cash flow or if we do not have sufficient availability under our asset-based revolving credit facility (as amended, the "ABL Facility"), we may not meet our growth expectations or we may require additional financing, which could adversely affect our financial health and impose covenants that limit our business activities.
We plan to continue investing for growth, including opening new stores, remodeling existing stores, adding staff, adding distribution center capacity and upgrading our information technology systems and other infrastructure. These investments will require significant capital, which we plan on funding with cash flow from operations and borrowings under the ABL Facility.
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
We depend on our suppliers to deliver quality products to us on a timely basis at attractive prices. Additionally, we source the products that we sell from over 220 domestic and international suppliers. Although we purchase from a diverse supplier base, purchases from our largest supplier, which is located in China, accounted for approximately 16% of our net sales in fiscal 2020. No other singular vendor supplied products representing more than 6% of net sales in fiscal 2020. If we are unable to acquire desired merchandise in sufficient quantities on terms acceptable to us, or if we experience a change in business relationship with any of our major suppliers, it could impair our relationship with our customers, impair our ability to attract new customers, reduce our competitiveness, and adversely affect our business, financial condition and operating results.
Additionally, we provide certain of our suppliers access to supply chain financing arrangements with financial institutions with whom we have relationships. The terms of such supply chain financing arrangements could be modified or canceled by such financial institutions at any time. If such programs are modified or cancelled, our suppliers may not be able to obtain alternate financing at all or on acceptable terms. If our suppliers or other participants in our supply chain experience difficulty obtaining financing in the capital and credit markets to purchase raw materials or to finance capital equipment and other general working capital needs, it may result in delays or non-delivery of shipments of our products or require us to pay our suppliers more quickly, which would have a negative impact on our cash balances.
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
We procure the majority of our products from suppliers located outside of the United States. As a result, we are subject to risks associated with obtaining products from abroad, including:
•the imposition of new or different duties (including antidumping and countervailing duties), tariffs, taxes and/or other charges on exports or imports, including as a result of errors in the classification of products upon entry or changes in the interpretation or application of rates or regulations relating to the import or export of our products;
•political unrest, acts of war, terrorism and economic instability resulting in the disruption of trade from foreign countries where our products originate;
•disruption due to the public health crises such as the coronavirus;
•currency exchange fluctuations;
•the imposition of new or more stringent laws and regulations, including those relating to environmental, health and safety matters and climate change issues, labor conditions, quality and safety standards, trade restrictions, and restrictions on funds transfers;
•the risk that one or more of our suppliers will not adhere to applicable legal requirements, including fair labor standards, the prohibition on child labor, environmental, product safety or manufacturing safety standards, anti-bribery and anti-kickback laws such as the Foreign Corrupt Practices Act (the “FCPA”) and sourcing laws such as the Lacey Act;
•disruptions or delays in production, shipments, delivery or processing through ports of entry (including those resulting from strikes, lockouts, work-stoppages or slowdowns, or other forms of labor unrest);
•changes in local economic conditions in countries where our suppliers are located; and
•differences in product standards, acceptable business practice and legal environments.
Additionally, we imported approximately 30% of the products we sold in fiscal 2020 from China. The Chinese government has in the past imposed restrictions on manufacturing facilities, including a shut-down of transportation of materials and power plants to reduce air pollution. If, in the future, restrictions are imposed that include our operations, our suppliers’ ability to supply current or new orders would be significantly impacted. In addition, China has been impacted by the coronavirus, which, along with other public health crises, could impact our ability to obtain products in a timely manner. These and other factors beyond our control could disrupt the ability of our suppliers to ship certain products to us cost-effectively or at all, expose us to significant operational and legal risk and negatively affect our reputation, any of which could adversely affect our business, financial condition and results of operations.

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
Our success depends in part on our ability to attract, hire, train and retain qualified managers and staff. Purchasing hard surface flooring is an infrequent event for consumers, and the typical consumer in these groups has limited knowledge of the range, characteristics and suitability of the products available before starting the purchasing process. Therefore, consumers in the hard surface flooring market expect to have sales associates serving them who are knowledgeable about the entire assortment of products offered by the retailer and the process of choosing and installing hard surface flooring.
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
There is a high level of competition for qualified regional managers, store managers and sales associates among home improvement and flooring retailers in local markets, and as a result, we may not succeed in attracting and retaining the personnel we require to conduct our current operations and support our plans for expansion. In addition, we compete with other retail businesses for many of our associates in hourly positions, and we invest significant resources in training and motivating them to maintain a high level of job satisfaction. These positions have historically had high turnover rates, which can lead to increased training and retention costs, particularly in a tight labor market. We may also continue to see wage pressure in several of the markets in which we operate. These factors, in conjunction with stresses on hiring and retention caused by the COVID-19 pandemic, led to such shortages in fiscal 2020.
If our recruiting and retention efforts are not successful, we may have or continue to have a shortage of qualified employees in future periods. Any such shortage would decrease our ability to effectively serve our customers. Such a shortage would also likely lead to higher wages for employees and a corresponding reduction in our operating results. In addition, as we expand into new markets, we may find it more difficult to hire, develop, and retain qualified employees and may experience increased labor costs. Any failure by us to attract, train, and retain highly qualified managers and staff could adversely affect our operating results and future growth opportunities, and any increased labor costs due to competition, increased minimum wage, employee benefit costs (including various federal, state, and location actions to increase minimum wages), unionization activity, or other factors would adversely impact our operating expenses.
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

In connection with the installation or delivery of our products, customers may engage third parties associated with us to enter their homes. In addition, we intend to pilot in-home design services. While we believe we have appropriate indemnification and risk management practices in place, such activities involve liability and reputational risk, which could adversely affect us.
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
We, and our officers and directors and stockholders, may be the target of securities-related litigation in the future, which could divert our management’s attention and resources, result in substantial costs, and have an adverse effect on our business, results of operations, financial condition and stock price.
We may be the target of securities-related litigation in the future. Litigation can divert our management’s attention and resources, result in substantial costs, and have an adverse effect on our business, results of operations, financial condition and stock price. For example, in May 2019, an alleged stockholder of the Company filed a putative class action lawsuit against the Company and certain of our officers, directors, and stockholders alleging certain violations of federal securities laws based on, among other things, purported materially false and misleading statements and omissions allegedly made by the Company. We denied the material allegations in the lawsuit and defended ourselves vigorously. The case was dismissed on September 21, 2020, and no appeal was taken. See the information under the “Litigation” caption in Note 9, “Commitments and Contingencies” to our consolidated financial statements included in this Annual Report for more information.

We maintain director and officer insurance to mitigate the risks associated with potential claims; however, we are responsible for meeting certain deductibles under such policies, and, in any event, we cannot assure you that the insurance coverage will adequately protect us from all claims made against us. Further, as a result of the litigation, the costs of insurance may increase, and the availability of coverage may decrease. As a result, we may not be able to maintain our current levels of insurance at a reasonable cost, or at all, which might make it more difficult to attract qualified candidates to serve as executive officers or directors. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business and materially damage our reputation and the value of our brand despite the fact that we deny the allegations or are ultimately found not liable.
Federal, state or local laws and regulations, or our failure to comply with such laws and regulations, could increase our expenses, restrict our ability to conduct our business and expose us to legal risks.
We are subject to a wide range of general and industry-specific laws and regulations imposed by federal, state and local authorities in the countries in which we operate including those related to customs, foreign operations (such as the FCPA), truth-in-advertising, consumer protection (such as the California Consumer Privacy Act and Telephone Consumer Protection Act), privacy, product safety (such as the Formaldehyde Standards in Composite Wood Products Act), the environment (such as the Lacey Act), intellectual property infringement, zoning and occupancy matters as well as the operation of retail stores and distribution facilities. In addition, various federal and state laws govern our relationship with, and other matters pertaining to, our employees, including wage and hour laws, laws governing independent contractor classifications, requirements to provide meal and rest periods or other benefits, family leave mandates, requirements regarding working conditions and accommodations to certain employees, citizenship or work authorization and related requirements, insurance and workers’ compensation rules and anti-discrimination laws. In recent years, we and other parties in the flooring industry have been or currently are parties to litigation involving claims that allege violations of the foregoing laws, including claims related to product safety and patent claims. In addition, there has been an increase in the number of wage and hour class action claims that allege misclassification of overtime eligible workers and/or failure to pay overtime-eligible workers for all hours worked, particularly in the retail industry, and we are currently defending one such claim. Although we believe that we have complied with these laws and regulations, there is nevertheless a risk that we will become subject to additional claims that allege we have failed to do so. Any claim that alleges a failure by us to comply with any of the foregoing laws and regulations may subject us to fines, penalties, injunctions, litigation and/or potential criminal violations, which could adversely affect our reputation, business, financial condition and operating results.
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

We may not be able to successfully maintain effective internal controls over financial reporting, which could have an adverse effect on our business and stock price.
We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports as well as our fiscal year-end assessment of the effectiveness of our internal control over financial reporting. We identified and previously reported in our Annual Report on Form 10-K as of December 27, 2018 a material weakness in our internal controls related to ineffective information technology general controls in the areas of user access and program change-management over certain information technology systems that support the Company’s financial reporting processes. During 2019, we completed the remediation measures related to the material weakness and concluded that our internal control over financial reporting was effective as of December 26, 2019. Completion of remediation does not provide assurance that our remediation or other controls will continue to operate properly.
While the previously identified material weakness has been remediated, we may suffer from other material weaknesses in the future. To comply with the requirements of Sections 302 and 404, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal controls can divert our management’s attention from other matters that are important to the operation of our business. In addition, when evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Sections 302 and 404. If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected. This could subject us to litigation or investigations requiring management resources and payment of legal and other expenses and could result in negative publicity, harm to our reputation and adversely affect our business, financial condition and operating results or adversely affect the market price of our common stock.
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
The terms of our $400.0 million ABL Facility and our approximately $219.6 million senior secured term loan facility (as amended to date, the “Term Loan Facility” and together with the ABL Facility, our “Credit Facilities”), restrict our subsidiaries from paying dividends and otherwise transferring cash or other assets to us except in certain limited circumstances. If we become insolvent or there is a liquidation or other reorganization of any of our subsidiaries, our stockholders likely will have no right to proceed against their assets. Creditors of those subsidiaries will be entitled to payment in full from the sale or other disposal of the assets of those subsidiaries before we, as an equity holder, would be entitled to receive any distribution from that sale or disposal. If our subsidiaries are unable to pay dividends or make other payments to us when needed, we will be unable to satisfy our obligations.
We face risks related to our indebtedness.
As of December 31, 2020, the principal amount of our total indebtedness was approximately $217.8 million related to our indebtedness outstanding under the Term Loan Facility. In addition, as of December 31, 2020, we had the ability to access approximately $378.7 million of unused borrowings available under the ABL Facility without violating any covenants thereunder and had approximately $21.3 million in outstanding letters of credit thereunder.
Our indebtedness, combined with our lease and other financial obligations and contractual commitments, could adversely affect our business, financial condition and operating results by:
•making it more difficult for us to satisfy our obligations with respect to our indebtedness, including restrictive covenants and borrowing conditions, which may lead to an event of default under the agreements governing our debt;
•making us more vulnerable to adverse changes in general economic, industry and competitive conditions and government regulation;
•requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of cash flows to fund current operations and future growth;
•exposing us to the risk of increased interest rates as our borrowings under our Credit Facilities are at variable rates;
•restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;
•requiring us to comply with financial and operational covenants, restricting us, among other things, from placing liens on our assets, making investments, incurring debt, making payments to our equity or debt holders and engaging in transactions with affiliates;
•limiting our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business and growth strategies or other purposes; and
•limiting our ability to obtain credit from our suppliers and other financing sources on acceptable terms or at all.
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

Additionally, in July 2017, the Financial Conduct Authority (the authority that regulates London Interbank Offered Rate ("LIBOR")) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee has proposed a paced market transition plan to the secured overnight financing rate (SOFR) from USD-LIBOR, but it is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021, or if alternative rates or benchmarks will be adopted. Changes in the method of calculating LIBOR, or the replacement of LIBOR with an alternative rate or benchmark, may adversely affect interest rates and result in higher borrowing costs. The Company has material debt contracts that are indexed to USD-LIBOR and is currently working on a transition plan. We believe all our material agreements have appropriate language to negotiate a transition to an alternative index rate and are continuing to monitor this activity and evaluate the related risks. However, if LIBOR ceases to exist, we may need to amend or restructure our existing LIBOR-based debt instruments and any related hedging arrangements that extend beyond 2021, which may be difficult, costly and time consuming. We cannot give assurance that our financial condition and operating results will not be adversely affected.
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
If we do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our indebtedness, selling our assets, reducing or delaying capital investments, or seeking to raise additional capital. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. From time to time, capital markets may experience periods of disruption and instability. For example, between 2008 and 2009, the global capital markets were unstable as evidenced by periodic disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole. While market conditions have largely recovered from the events of 2008 and 2009, there have been continuing periods of volatility, some lasting longer than others. There can be no assurance these market conditions will not continue or worsen in the future. More recently, we observed an increase in the cost of obtaining debt financing due to the impact of the COVID-19 pandemic on capital markets as evidenced by the higher cost of our term loan B-1 facility (refer to Note 10, "Debt" of the notes to the consolidated financial statements for additional details related to our credit facilities).
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
We are a holding company, and accordingly, substantially all of our operations are conducted through our subsidiaries. The credit agreements governing our Credit Facilities contain, and any future indebtedness would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to engage in acts that may be in our best long-term interests. The credit agreements governing our Credit Facilities include covenants that, among other things, restrict our and our subsidiaries’ ability to:
•incur additional indebtedness;
•create liens;
•make investments, loans, or advances;
•merge or consolidate;

•sell assets, including capital stock of subsidiaries, or make acquisitions;
•pay dividends on capital stock or redeem, repurchase or retire capital stock, or make other restricted payments;
•enter into transactions with affiliates;
•repurchase certain indebtedness; and
•exceed a certain total net leverage ratio or, in certain cases, maintain less than a certain fixed charge coverage ratio.
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
We are required to use a significant portion of cash generated by our operations to satisfy our fixed lease obligations, which could adversely affect our ability to obtain future financing to support our growth or other operational investments. We will require substantial cash flows from operations to make our payments under our operating leases, all of which provide for periodic increases in rent. As of December 31, 2020, our minimum annual rental obligations under long-term operating leases for the fiscal years ending December 30, 2021 and December 29, 2022 are approximately $145.8 million and $141.8 million, respectively. If we are not able to make payments under our operating leases, this could trigger defaults under other leases or, in certain circumstances, under our Credit Facilities, which could cause the counterparties or lenders under those agreements to accelerate the obligations due thereunder.
Risks Related to the Ownership of Our Common Stock
Our stock price may continue to be volatile, which could result in a significant loss or impairment of your investment.
On May 2, 2017, we completed our initial public offering (the “IPO”). Since the IPO, the price of our common stock as reported by The New York Stock Exchange (“NYSE”) has ranged from a low closing sales price of $24.00 on December 24, 2018 to a high closing sales price of $105.29 on February 8, 2021. In addition, the trading price of our common stock has been, and may continue to be, subject to wide price fluctuations in response to various factors, many of which are beyond our control, including those described above in “—Risks Related to our Business” and the following:
•actual or anticipated fluctuations in our quarterly or annual financial results;
•the financial guidance we may provide to the public, any changes in such guidance or our failure to meet such guidance;
•failure of industry or securities analysts to maintain coverage of us, changes in financial estimates by any industry or securities analysts that follow us or our failure to meet such estimates;
•downgrades in our credit ratings or the credit ratings of our competitors;
•market factors, including rumors, whether or not correct, involving us or our competitors;

•unfavorable market reactions to allegations regarding the safety of products sold by us or our competitors that are similar to products that we sell and costs or negative publicity arising out of any potential litigation and/or government investigations resulting therefrom;
•fluctuations in stock market prices and trading volumes of securities of similar companies;
•short selling of our common stock by investors;
•limited “public float” in the hands of a small number of persons whose sales or lack of sales of our common stock could result in positive or negative pricing pressure on the market price for our common stock;
•additions or departures of key personnel;
•announcements of new store openings, commercial relationships, acquisitions, or entry into new markets by us or our competitors;
•failure of any of our initiatives, including our growth strategy, to achieve commercial success;
•regulatory or political developments;
•changes in accounting principles or methodologies;
•litigation or governmental investigations;
•negative publicity about us in the media and online; and
•general financial market conditions or events.
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
In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. Such litigation and any other similar litigation that could be brought in the future, could cause us to incur substantial costs associated with defending such litigation or paying for settlements or damages. Such lawsuits could also divert the time and attention of our management from our operating business. Regardless of whether lawsuits are resolved in our favor or if we are the plaintiff or the defendant in any litigation, any lawsuits to which we are or may become a party will likely be expensive and time consuming to defend or resolve. As a result, such litigation may adversely affect our business, financial condition and operating results.
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
The market price of our common stock could decline as a result of (i) sales of a large number of shares of our common stock in the market, particularly sales by our directors, employees (including our executive officers) and certain other significant stockholders, and (ii) a large number of shares of our common stock being registered or offered for sale. These sales, or the perception that these sales could occur, may depress the market price of our common stock. As of February 22, 2021, there were 104,396,523 shares of common stock outstanding, all of which were freely tradeable on the NYSE, except that any shares held by our affiliates, as that term is defined in Rule 144 under the Securities Act (“Rule 144”), may only be sold in compliance with the registration requirements of the Securities Act or under an exemption under Rule 144 or otherwise.

Additionally, as of February 22, 2021, approximately 3,724,642 shares of our common stock are issuable upon exercise of stock options that vest and are exercisable at various dates through November 2, 2030, with an average weighted exercise price of $20.66 per share. Of such options, 2,073,333 are currently exercisable. In addition, we have issued 390,639 shares of restricted stock with restrictions that lapse at various dates through November 2, 2024. We have filed a registration statement on Form S-8 under the Securities Act to register shares of our common stock issued or reserved for issuance under our stock incentive plans. The Form S-8 registration statement became effective immediately upon filing, and shares covered by that registration statement are eligible for sale in the public markets, subject to vesting restrictions and the limitations of Rule 144 applicable to affiliates.
All of our shares of common stock will be eligible for future sale, subject to the applicable volume, manner of sale, holding period and other limitations of Rule 144. In addition, certain of our pre IPO stockholders have “piggy back” registration rights with respect to the common stock, subject to certain conditions and exceptions contained in a registration rights agreement.
In the future, we expect to issue stock options, restricted stock and/or other forms of stock-based compensation, which have the potential to dilute stockholders’ value and cause the price of our common stock to decline.
In the future, we expect to offer stock options, restricted stock and/or other forms of stock-based compensation to our eligible employees, consultants and directors. If we grant more equity awards to attract and retain key personnel, the expenses associated with such additional equity awards could materially adversely affect our results of operations and may also result in additional dilution to our stockholders. If any options that we issue are exercised or any restrictions on restricted stock that we issue lapse and those shares are sold into the public market, the market price of our common stock may decline. In addition, the availability of shares of common stock for award under our stock incentive plans or the grant of stock options, restricted stock or other forms of stock-based compensation may adversely affect the market price of our common stock.
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
The continued operation and growth of our business will require substantial funding. Accordingly, we do not currently expect to pay any cash dividends on shares of our common stock. Any determination to pay dividends in the future will be at the discretion of our Board or directors (the "Board") and will depend upon our operating results, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our Board deems relevant. Additionally, under our Credit Facilities, our subsidiaries are currently restricted from paying cash dividends except in limited circumstances, and we expect these restrictions to continue in the future. Accordingly, realization of a gain on your investment in our common stock will depend on the appreciation of the price of our common stock, which may never occur. Investors seeking cash dividends in the foreseeable future should not purchase our common stock. See Item 5, “Market for Registrant’s Common Equity- Related Stockholder Matters and Issuer Purchases of Equity” for more information.

As a result of becoming a public company, our costs have increased significantly, and our management is required to devote substantial time to complying with public company regulations, which will negatively impact our financial performance and could cause our results of operations or financial condition to suffer.
Since becoming a public company in 2017, we have incurred and we will continue to incur additional legal, accounting, insurance and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with the Sarbanes-Oxley Act, Dodd-Frank Wall Street Reform and Consumer Protection Act and related rules implemented by the SEC. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. These rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. In estimating these costs, we took into account expenses related to insurance, legal, accounting, and compliance activities, as well as other expenses. These laws and regulations can also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations can also make it more difficult for us to attract and retain qualified persons to serve on our Board, our Board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions, and other regulatory action and potentially civil litigation.
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
•the sole power of the Board to fill any vacancy on the Board, whether such vacancy occurs as a result of an increase in the number of directors or otherwise;
•the ability of a majority of our Board (even if less than a quorum) to designate one or more series of preferred stock and issue shares of preferred stock without stockholder approval;
•a requirement that, to the fullest extent permitted by law, certain proceedings against or involving us or our directors, officers, or employees be brought exclusively in the Court of Chancery in the State of Delaware; and
•the lack of cumulative voting rights for the holders of our Class A common stock with respect to the election of directors.
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
General Risk Factors
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
Our business, financial condition, and operating results are affected by general economic conditions and discretionary spending by our customers. Such general economic conditions and discretionary spending are beyond our control and are affected by, among other things:
•consumer confidence in the economy;
•the COVID-19 pandemic;
•trade relations and tariffs;
•unemployment trends;
•consumer debt levels;
•consumer credit availability;
•data security and privacy concerns;
•the housing market, including housing turnover and whether home values are rising or declining;
•energy prices;
•interest rates and inflation;
•price deflation, including due to low-cost imports;
•slower rates of growth in real disposable personal income;
•natural disasters and unpredictable weather;
•national security concerns and other geopolitical risks;
•uncertain U.S. political conditions;
•protests, demonstrations, riots and other political unrest;
•tax rates and tax policy; and
•other matters that influence consumer confidence and spending.
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
Under the U.S. Patient Protection and Affordable Care Act (as amended, the “Affordable Care Act”), we are required to provide affordable coverage, as defined in the Affordable Care Act, to all employees, or otherwise be subject to a payment per employee based on the affordability criteria in the Affordable Care Act. Additionally, some states and localities have passed state and local laws mandating the provision of certain levels of health benefits by some employers. These requirements limit our ability to control employee health care costs.
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
Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as diversity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency and considering ESG factors in our business operations. Adverse incidents could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results. We will incur additional and potentially significant expenses as we continue to execute our ESG framework in the coming years.
Changes to accounting rules or regulations could adversely affect our operating results.
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. New accounting rules or regulations and changes to existing accounting rules or regulations have occurred and may occur in the future. Future changes to accounting rules or regulations, such as changes to revenue recognition or lease accounting guidance or a requirement to convert to international financial reporting standards, could adversely affect our operating results through increased cost of compliance.
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.    PROPERTIES.
We have 133 U.S. warehouse-format stores located in 31 states, as shown in the chart below:

State	Number of Stores
Alabama	1
Arizona	6
California	19
Colorado	4
Florida	21
Georgia	8
Illinois	8
Indiana	1
Kansas	2
Kentucky	1
Louisiana	1
Maryland	1
Massachusetts	2
Michigan	2
Missouri	2
Nevada	3
New Hampshire	1
New Jersey	5
New Mexico	1
New York	1
North Carolina	3
Ohio	3
Oklahoma	1
Pennsylvania	2
South Carolina	1
Tennessee	3
Texas	19
Utah	3
Virginia	5
Washington	2
Wisconsin	1
Total	133
We opened 13 new warehouse-format stores during fiscal 2020. In addition to our warehouse-format stores, we operate two separate small-format design studios located in New Orleans, Louisiana and Dallas, Texas. Our headquarters, which we refer to as our store support center, is approximately 185,473 square feet and is located in Atlanta, Georgia. We completed our move to this new location in the fourth quarter of fiscal 2019 from our old store support center in Smyrna, Georgia. Additionally, we operate an approximately 37,000 square foot product review center in Marietta, GA, as well as a 20,400 square foot sample fulfillment center in Marietta, GA.
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
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock has been listed on the NYSE under the symbol “FND” since our IPO on April 27, 2017. Prior to that date, there was no public market for our common stock. On February 22, 2021, there were 23 stockholders of record of our Class A common stock. The actual number of stockholders is greater than the number of record holders stated above, and includes stockholders who are beneficial owners, but whose shares are held in “street name” by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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

Stock Performance Graph
The following graph shows a comparison of cumulative total return to holders of common stock against the cumulative total return of the S&P 500 Index and the S&P 500 Home Improvement Retail Index from April 27, 2017 (the date our common stock commenced trading on the NYSE) through December 31, 2020. The comparison of the cumulative total returns for each investment assumes that $100 was invested in our Class A common stock and the respective indices on April 27, 2017 through December 31, 2020, including reinvestment of any dividends. Historical share price performance should not be relied upon as an indication of future share price performance.

$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
4/27/2017
9/28/2017
3/29/2018
9/27/2018
3/28/2019
9/26/2019
3/26/2020
9/24/2020
12/31/2020
FND
S&P 500 Index
S&P 500 Home Improvement Retail Index

	4/27/2017	9/28/2017	3/29/2018	9/27/2018	3/28/2019	9/26/2019	3/26/2020	9/24/2020	12/31/2020
FND	$ 100.00	$ 120.81	$ 162.62	$ 95.85	$ 129.52	$ 160.03	$ 110.61	$ 223.24	$ 289.70
S&P 500 Index	$ 100.00	$ 105.28	$ 110.77	$ 122.22	$ 118.09	$ 124.89	$ 110.31	$ 136.17	$ 157.54
S&P 500 Home Improvement Retail	$ 100.00	$ 101.10	$ 111.16	$ 133.16	$ 123.40	$ 142.54	$ 119.16	$ 174.76	$ 175.37
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Repurchases of our Common Stock
None.
ITEM 6.    SELECTED FINANCIAL DATA.
None.

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
Overview
Founded in 2000, Floor & Decor is a high-growth, differentiated, multi-channel specialty retailer of hard surface flooring and related accessories with 133 warehouse-format stores across 31 states as of December 31, 2020. We believe that we offer the industry’s broadest assortment of tile, wood, laminate, vinyl, and natural stone flooring along with decorative and installation accessories at everyday low prices. We appeal to a variety of customers, including our Pro, DIY and BIY customers. Our warehouse-format stores, which average approximately 78,000 square feet, carry on average approximately 4,100 flooring and decorative and installation accessory SKUs, 1.2 million square feet of flooring products, and $2.5 million of inventory at cost. We believe that our inspiring design studios and creative and informative visual merchandising also greatly enhance our customers’ renovation experience. In addition to our stores, our website FloorandDecor.com showcases our products.
We believe our strong financial results are a reflection of a growing domestic hard surface flooring market, a unique approach to selling hard surface flooring, and our consistent and disciplined culture of innovation and reinvestment, together creating a differentiated business model in the hard surface flooring category. In fiscal 2020, we experienced our twelfth year of comparable store sales growth, averaging 13.1% over this time period and 6.2% over the past three years.

	Fiscal Year Ended
	12/31/2020	12/26/2019	12/27/2018	CAGR
Comparable store sales (% change) (1)	5.5%	4.0%	9.2%	N/A
Number of warehouse-format stores	133	120	100	15.3%
Net sales (in thousands)	$2,425,788	$2,045,456	$1,709,848	19.1%
Net income (in thousands)	$194,981	$150,631	$116,187	29.5%
(1) Fiscal 2020 comparable store sales exclude sales from the 53rd week.
During fiscal 2020, we continued to make key long-term strategic investments, including:
•investing in the protection of the health of our employees and customers, including temporarily implementing a curbside pickup model, shortening store operating hours, and implementing enhanced safety and sanitation measures in our stores;
•opening 13 new warehouse-format stores, including four new stores in densely populated markets in Central New Jersey, Detroit, and the San Diego area, ending the year with 133 warehouse-format stores;
•focusing on innovative new products and localized assortments, supported by inspirational in-store and online visual merchandising solutions;
•investing in our connected customer, in-store designer, and Pro customer personnel and customer relationship and store focused technology;
•adding more resources dedicated to serving our Pro customers, including hiring a professional external sales staff to drive more commercial sales;
•increasing proprietary credit offerings, including launching our non-recourse Pro credit card; and
•investing capital to continue enhancing the in-store shopping experience for our customers

COVID-19 Update
The COVID-19 pandemic had a material negative impact on our operations and financial results for the first and second quarters of fiscal 2020. Compared with the same periods of the prior year, comparable store sales declined by 20.8% and 9.6% during the thirteen and twenty-six weeks ended June 25, 2020, respectively, leading to decreases in operating and net income. These declines in sales, operating income, and net income were due to operational disruptions caused by the COVID-19 pandemic. Financial results improved substantially during the second half of fiscal 2020, with comparable store sales increasing by 18.4% and 21.6% during the fiscal quarters ended September 24, 2020 and December 31, 2020, respectively, and by 5.5% for fiscal 2020, leading to increases in operating and net income compared with the same periods a year ago.
In response to the COVID-19 pandemic, we took measures to protect the health and safety of our employees and customers, including temporarily limiting most of our stores to curbside services starting in late March 2020. Beginning in May 2020 and concluding in June 2020, we implemented a phased approach to reopening stores for in-store shopping with enhanced safety and sanitation measures such as requiring associates to wear face masks, installing social distancing markers on floors and protective shields at cash registers, and regularly sanitizing shopping carts, pin pads, design desks, and other high-traffic areas. By the end of the second quarter of fiscal 2020, all of our stores were reopened to customers and have remained open other than for temporary cleaning or in response to certain weather events.
Despite the disruptions caused by the COVID-19 pandemic, we remain focused on three priorities while navigating through this period of volatility and uncertainty:
•First, protect the health and safety of our employees and customers.
•Second, keep our brand strong and support all of our customers, including the numerous small businesses that rely upon us such as general contractors and flooring installers.
•Third, position Floor & Decor to emerge strong from this event.
We are working hard to continue monitoring and quickly responding to the ongoing impacts of the COVID-19 pandemic, including communicating often throughout the organization and adapting our operations to follow evolving federal, state, and local ordinances as well as health guidelines on mitigating the risk of COVID-19 transmission. We have teams in place monitoring this evolving situation and recommending risk mitigation actions; we have implemented travel restrictions; and we are encouraging social distancing practices. We have assessed and are implementing supply chain continuity plans. There has been no material impact on supply for most of our sourced merchandise, and we are also working closely with our suppliers and transportation partners.
There remains substantial uncertainty regarding the potential duration and severity of the COVID-19 pandemic. While we have reopened our stores to the public, we may face closure requirements and other operational restrictions at some or all of our physical locations for prolonged periods of time due to, among other factors, evolving and potentially more stringent federal, state, and local restrictions including shelter-in-place orders. We also may face store closures due to staffing challenges, including if store and distribution center associates are in quarantine due to the COVID-19 pandemic. While the U.S. Food and Drug Administration authorized vaccines produced by Pfizer-BioNTech and Moderna for emergency use in December 2020, it remains unclear how quickly the vaccines will be distributed nationwide and globally or if or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. The delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. In addition, changes in consumer behavior due to financial, health, or other concerns may continue even after the COVID-19 pandemic and may reduce consumer demand for our products. As a result of these and other uncertainties, the full financial impact of the pandemic cannot be reasonably estimated at this time.
Coronavirus Aid, Relief, and Economic Security Act
As discussed in Note 6, “Income Taxes,” to our consolidated financial statements included in this Annual Report, on March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") into law. Based on our assessment of the CARES Act, we estimate the following benefits to the Company:
•Due to the accelerated depreciation under the CARES Act of Qualified Improvement Property ("QIP") placed in service during fiscal 2018 and 2019, we incurred a net operating loss for fiscal 2019 that we expect to carry back to prior years during which the federal tax rate was 35%, resulting in a $7.7 million income tax benefit during the second quarter of fiscal 2020. We received $28.4 million of cash refunds related to the accelerated QIP depreciation and the carry back of fiscal 2019 net operating losses.
•Cash savings in fiscal 2020 from the temporary deferral of the employer portion of social security taxes. As of December 31, 2020, we have deferred $12.1 million of employer social security taxes, of which 50% are required to be deposited by December 2021 and the remaining 50% by December 2022.

•The receipt of refundable payroll tax credits related to employee retention. For the fiscal year ended December 31, 2020, we recognized employee retention credits totaling and $1.7 million.
Fiscal 2021 – A Look At The Upcoming Year
We believe that our compelling business model, in addition to the projected growth of the large and highly fragmented hard surface flooring market, provides us with an opportunity to significantly expand our store base in the U.S. from 133 warehouse format stores as of December 31, 2020 to approximately 400 stores nationwide within the next 8-10 years based on our past success as well as internal research with respect to housing density, demographic data, competitor concentration, and other variables in both new and existing markets. In 2021, we plan to grow our warehouse store base by approximately 20% and add two small design studios. In addition to opening new stores, our focus will be on executing our core strategies as well as continuing to make investments that we believe will support our long-term growth, as outlined in “Item 1. Business - Our Growth Strategy.” Our ability to open profitable new stores depends on many factors, including the successful selection of new markets and store locations, our ability to negotiate leases on acceptable terms, and our ability to attract highly qualified managers and staff. For further information, see “Risk Factors—Risks Related to Our Business.”
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
Comparable store sales refer to period-over-period comparisons of our net sales among the comparable store base and are based on when the customer obtains control of the product, which is typically at the time of sale. A store is included in the comparable store sales calculation on the first day of the thirteenth full fiscal month following a store’s opening, which is when we believe comparability has been achieved. Changes in our comparable store sales between two periods are based on net sales for stores that were in operation during both of the two periods. Any change in the square footage of an existing comparable store, including for remodels and relocations within the same primary trade area of the existing store being relocated, does not eliminate that store from inclusion in the calculation of comparable store sales. Stores that are closed for a full fiscal month or longer are excluded from the comparable store sales calculation for each full fiscal month that they are closed. Since our e-commerce, regional account manager, and design studio sales are fulfilled by individual stores, they are included in comparable store sales only to the extent the fulfilling store meets the above mentioned store criteria.
Our fiscal 2020 year, which ended December 31, 2020, includes a 53rd week. When presenting comparable store sales for fiscal 2020, we have excluded the last week of fiscal 2020.
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
Various factors affect comparable store sales, including:
•national and regional economic conditions;
•the retail sales environment and other retail trends;
•the home improvement spending environment;
•the hard surface flooring industry trends;
•the impact of competition;

•changes in our product mix;
•changes in staffing at our stores;
•cannibalization resulting from the opening of new stores in existing markets;
•changes in pricing;
•changes in advertising and other operating costs; and
•weather conditions.
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

Pre-opening Expenses
We account for non-capital operating expenditures incurred prior to opening a new store or relocating an existing store as “pre-opening” expenses in our Consolidated Statements of Operations and Comprehensive Income. Our pre-opening expenses begin, on average, three months to one year in advance of a store opening or relocating due to, among other things, the amount of time it takes to prepare a store for its grand opening. The majority of pre-opening expenses are incurred during the three months before a store opens. Pre-opening expenses primarily include the following: rent, advertising, training, staff recruiting, utilities, personnel, and equipment rental. A store is considered to be relocated if it is closed temporarily and re-opened within the same primary trade area.
Segments
We have one operating segment and one reportable segment. For additional segment information, refer to Note 1, "Summary of Significant Accounting Policies" of the notes to the consolidated financial statements included in this Annual Report.
Results of Operations
The comparison of the fiscal years ended December 26, 2019 and December 27, 2018 can be found in our annual report on Form 10-K for the fiscal year ended December 26, 2019 (the “2019 Annual Report”) located within Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
For the fiscal years ended December 31, 2020 and December 26, 2019
The following table summarizes key components of our results of operations for the periods indicated, in dollars and as a percentage of net sales (actuals in thousands, dollar changes in millions; certain numbers may not sum due to rounding):

	Fiscal Year Ended
	12/31/2020		12/26/2019
	Actual	% of Sales	Actual	% of Sales	$ Increase/(Decrease)	% Increase/(Decrease)
Net sales	$2,425,788	100.0%	$2,045,456	100.0%	$380.3	18.6%
Cost of sales	1,390,896	57.3	1,182,442	57.8	208.5	17.6
Gross profit	1,034,892	42.7	863,014	42.2	171.9	19.9
Operating expenses:
Selling and store operating	654,100	27.0	546,853	26.7	107.2	19.6
General and administrative	144,715	6.0	132,386	6.5	12.3	9.3
Pre-opening	21,498	0.9	24,594	1.2	(3.1)	(12.6)
Total operating expenses	820,313	33.8	703,833	34.4	116.5	16.5
Operating income	214,579	8.8	159,181	7.8	55.4	34.8
Interest expense, net	8,389	0.3	8,801	0.4	(0.4)	(4.7)
Gain on early extinguishment of debt	(1,015)	—	—	—	(1.0)	NM
Income before income taxes	207,205	8.5	150,380	7.4	56.8	37.8
Provision (benefit) for income taxes	12,224	0.5	(251)	—	12.5	NM
Net income	$194,981	8.0%	$150,631	7.4%	$44.4	29.4%
NM- Not Meaningful

	Fiscal Year Ended
	12/31/2020	12/26/2019
Comparable store sales (% change) (1)	5.5%	4.0%
Comparable average ticket (% change) (1)	0.7%	2.1%
Comparable customer transactions (% change) (1)	4.8%	1.9%
Number of warehouse-format stores	133	120
Adjusted EBITDA (in thousands) (2)	$322,995	$242,623
Adjusted EBITDA margin	13.3%	11.9%
(1) Comparable store sales, comparable average ticket, and comparable customer transactions exclude sales from the 53rd week in fiscal 2020.
(2) Refer to "Reconciliation of Non-GAAP Measures" further below for reconciliation of Adjusted EBITDA to net income.

Results of operations for prior periods should not be considered indicative of future results, in particular while our revenue and earnings improved during the second half of fiscal 2020 compared to the first half of fiscal 2020, the full impact that the COVID-19 pandemic could have on our business remains highly uncertain. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - COVID-19 Update” and Item 1A., “Risk Factors” for more information about the potential impacts that the COVID-19 pandemic may have on our results of operations and overall financial performance for future periods.
Impact of the 53rd Week in Fiscal 2020
The 53rd week in fiscal 2020 added approximately $41.8 million in net sales as well as an estimated $8.5 million in operating income, $6.4 million in net income, $0.06 in diluted earnings per share, $8.5 million in EBITDA, and $8.8 million in adjusted EBITDA. When presenting comparable store sales for fiscal 2020, we have excluded the last week of fiscal 2020.
Net Sales
Net sales during fiscal 2020 increased $380.3 million, or 18.6%, compared to fiscal 2019 due to the opening of 13 new stores since December 26, 2019 and an increase in comparable store sales of 5.5%. The comparable store sales increase during the period of 5.5%, or $112.3 million, was driven by a 4.8% increase in comparable customer transactions and a 0.7% increase in comparable average ticket. Among our six product categories, five experienced comparable store sales increases during the year, including tile, laminate/luxury vinyl plank, decorative accessories/wall tile, installation materials and tools, and natural stone. Non-comparable store sales increased $268.0 million during fiscal 2020 primarily due to the increase in new stores previously described.
We believe the increase in second half of fiscal 2020 sales relative to the first half of the year is due in part to (i) government intervention, including from the CARES Act, to help mitigate the negative impacts of the COVID-19 pandemic, (ii) customers nesting at home and investing in home improvements while spending less on leisure activities like travel, eating out, sporting events, and hotels, (iii) favorable macroeconomic housing metrics, such as low interest rates, rising home values, and an increase in housing turnover, and (iv) the investments we have made in our assortment, connected customer, Pro, design, real estate strategies, and associate training. We believe our business model, which relies in part on substantial amounts of on-trend, in-stock inventory, also contributed to the sales increase.
Gross Profit and Gross Margin
Gross profit during fiscal 2020 increased $171.9 million, or 19.9%, compared to fiscal 2019. This increase in gross profit was driven by the 18.6% increase in net sales and an increase in gross margin to 42.7%, up approximately 50 basis points from 42.2% in fiscal 2019. The increase in gross margin was primarily due to higher product margin driven by improved merchandising strategies and lower costs from the elimination of certain tariffs, partially offset by higher distribution center costs related to our new distribution center in Maryland. Refer to Note 1, "Summary of Significant Accounting Policies" of the notes to our consolidated financial statements in this Annual Report for additional details related to tariff refunds.
Selling and Store Operating Expenses
Selling and store operating expenses during fiscal 2020 increased $107.2 million, or 19.6%, compared to fiscal 2019 due primarily to opening 13 new stores since December 26, 2019. As a percentage of net sales, our selling and store operating expenses increased approximately 20 basis points to 27.0% from 26.7% in fiscal 2019. The increase was primarily attributable to higher operating costs for new stores open less than one year. Comparable store selling and store operating expenses as a percentage of comparable store sales decreased by approximately 80 basis points driven by a decrease in advertising spending and a decline in occupancy costs as a percentage of net revenue due to the year-over-year increase in sales.
General and Administrative Expenses
General and administrative expenses, which are typically expenses incurred outside of our stores, increased $12.3 million, or 9.3%, during fiscal 2020 compared to fiscal 2019 due to higher incentive compensation expense and costs to support store growth, including increased depreciation related to technology and other store support center investments and higher occupancy costs for our new store support center that we moved into during the fourth quarter of fiscal 2019. Our general and administrative expenses as a percentage of net sales decreased approximately 50 basis points to 6.0% in fiscal 2020 from 6.5% in fiscal 2019. The decline was driven by lower impairment charges compared to the prior year and a year-over-year decrease in expenses for travel, meals, and meetings as in-person meetings were reduced in response to the COVID-19 pandemic.

Pre-Opening Expenses
Pre-opening expenses during fiscal 2020 decreased $3.1 million, or 12.6%, compared to fiscal 2019. The decrease is primarily the result of a decline in the number of stores that we either opened or were preparing for opening compared to the prior year. We opened 13 warehouse stores and one design studio in fiscal 2020 as compared to opening 20 warehouse stores in fiscal 2019. Of the new store openings, 7 were in existing markets and 6 were in new markets in fiscal 2020 as compared to 12 in existing markets and 8 in new markets in fiscal 2019. We also relocated one warehouse store in fiscal 2019 and had no relocations in fiscal 2020.
Interest Expense
Net interest expense in fiscal 2020 decreased $0.4 million, or 4.7%, compared to fiscal 2019. The decrease in net interest expense was primarily due to a decrease in interest rates on borrowings, an increase in interest capitalized during the construction period of certain capital assets, and higher interest income related to cash on hand and tariff refund receivables during fiscal 2020 compared to fiscal 2019. Refer to Note 1, "Summary of Significant Accounting Policies" of the notes to our consolidated financial statements in this Annual Report for additional details related to interest on tariff refunds.
Income Taxes
The provision for income taxes was an $12.2 million expense in fiscal 2020 compared to a $0.3 million benefit in fiscal 2019. The effective tax rate was 5.9% for fiscal 2020 compared to (0.2)% for fiscal 2019. The increase in the effective tax rate was primarily due to an increase in operating income, the recognition of discrete expense for loss contingencies related to uncertain tax positions, and a decrease in excess tax benefits related to stock option exercises, partially offset by income tax benefits related to the CARES Act.
Reconciliation of Non-GAAP Financial Measures
EBITDA and Adjusted EBITDA
For the periods presented, the following table reconciles EBITDA and Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP:

	Fiscal Year Ended
in thousands	12/31/2020	12/26/2019
Net income	$194,981	$150,631
Depreciation and amortization (1)	90,520	73,019
Interest expense, net	8,389	8,801
Gain on early extinguishment of debt (2)	(1,015)	—
Income tax expense (benefit)	12,224	(251)
EBITDA	305,099	232,200
Stock compensation expense (3)	16,115	8,711
COVID-19 costs (4)	3,562	—
Tariff refunds (5)	(3,660)	(8,148)
Loss on asset impairments and disposals, net (6)	—	4,111
Other (7)	1,879	5,749
Adjusted EBITDA	$322,995	$242,623
(1) Excludes amortization of deferred financing costs, which is included as part of interest expense, net in the table above.
(2) Represents gain on partial debt extinguishment in connection with the May 2020 amendment to the senior secured term loan credit facility.
(3) Non-cash charges related to stock-based compensation programs, which vary from period to period depending on the timing of awards and forfeitures.
(4) Amounts are comprised of sanitation, personal protective equipment, and other costs directly related to disruptions caused by or efforts to mitigate the impact of the COVID-19 pandemic on our business.

(5) Represents income for estimated tariff refunds recognized for certain bamboo and other flooring products in fiscal 2020. In fiscal 2019, represents income recognized during the fourth quarter of fiscal 2019 for the portion of expected tariff refunds related to products sold prior to November 20, 2019, the date on which U.S. Customs issued Chapter 99 tariff exclusions for certain of our click-vinyl and engineered flooring products, net of a resulting increase to incentive compensation. Interest income for tariff refunds is included within interest expense, net in the table above.
(6) Amount primarily represents impairment loss for the operating lease right-of-use asset related to our former store support center in Smyrna, Georgia.
(7) Other adjustments include amounts management does not consider indicative of our core operating performance. Amounts for fiscal 2020 primarily relate to relocation expenses for our Houston distribution center, costs associated with two secondary public offerings of the Company’s Class A common stock by certain of our stockholders, and legal fees associated with the February 2020 amendment to our senior secured term loan credit facility. Amounts for fiscal 2019 primarily relate to costs associated with the secondary public offering of our Class A common stock by certain of our stockholders, the relocation of our store support center in Smyrna, Georgia, and the closure of our Miami distribution center. The Company did not sell any shares in the offerings and did not receive any proceeds from the sale of shares by the selling stockholders.
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
Liquidity and Capital Resources
Liquidity is provided primarily by our cash flows from operations and our $400.0 million ABL Facility. Unrestricted liquidity based on our December 31, 2020 financial data was $686.4 million, consisting of $307.8 million in cash and cash equivalents and $378.7 million immediately available for borrowing under the ABL Facility without violating any covenants thereunder.
Our primary cash needs are for merchandise inventories, payroll, store rent, and other operating expenses and capital expenditures associated with opening new stores and remodeling existing stores, as well as information technology, e-commerce, and store support center infrastructure. We also use cash for the payment of taxes and interest.
The most significant components of our operating assets and liabilities are merchandise inventories and accounts payable, and, to a lesser extent, accounts receivable, prepaid expenses and other assets, other current and non-current liabilities, taxes receivable, and taxes payable. In an operating environment outside of the COVID-19 pandemic, our liquidity is not generally seasonal, and our uses of cash are primarily tied to when we open stores and make other capital expenditures.
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
Twice a year, we conduct a clearance event with the goal of selling through discontinued inventory, followed by donations of the aged discontinued inventory that we are unable to sell. We generally conduct a larger clearance event during our third fiscal quarter followed by a smaller clearance event towards the end of the fiscal year. We define aged discontinued inventory as inventory in discontinued status for more than 12 months that we intend to sell or donate. As of December 31, 2020, we had $0.1 million of aged discontinued inventory that we intend to donate if we are unable to sell.

Impact of the COVID-19 Pandemic on Liquidity
Historically, our primary sources of funds for our business activities are cash flows from operations and our existing credit facilities. As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - COVID-19 Update” and “Item 1A. Risk Factors,” the COVID-19 pandemic had a significant negative impact on our business and financial results during the first half of fiscal 2020, and the full financial impact of the pandemic cannot be reasonably estimated at this time due to uncertainty regarding its potential severity and duration. As a result of the COVID-19 pandemic, we may be required to rely more heavily on our cash reserves and lines of credit than we have in recent years. In response to these uncertainties, we have taken proactive steps to improve liquidity and maintain financial flexibility, including making targeted reductions in operating expenses and capital expenditures and entering into a $75.0 million incremental term loan (see Note 10, "Debt" to our consolidated financial statements included in this Annual Report for additional details).
We continue to monitor this rapidly developing situation and may, as necessary, reduce expenditures further, borrow additional amounts under our term loan and revolving credit facilities, or pursue other sources of capital that may include other forms of external financing in order to increase our cash position and preserve financial flexibility. The financial and credit markets have experienced and may continue to experience significant volatility and turmoil. Our continued access to external sources of liquidity depends on multiple factors, including the condition of debt capital markets, our operating performance, and maintaining strong credit ratings. If the impacts of the COVID-19 pandemic continue to create severe disruptions or turmoil in the financial markets, or if rating agencies lower our credit ratings, it could adversely affect our ability to access the debt markets, our cost of funds, and other terms for new debt or other sources of external liquidity. We expect that cash generated from operations together with cash on hand, our actions to reduce expenditures, the availability of borrowings under our Credit Facilities, and if necessary, additional funding through other forms of external financing, will be sufficient to meet liquidity requirements, anticipated capital expenditures, and payments due under our Credit Facilities for at least the next twelve months.
Total capital expenditures in fiscal 2021 are planned to be between approximately $440 million to $460 million and will be funded primarily by cash generated from operations and borrowings under the ABL Facility. Our capital needs may change in the future due to changes in our business, including in response to the COVID-19 pandemic, or new opportunities that we choose to pursue; however, we currently expect the following for capital expenditures in fiscal 2021:
•open 27 warehouse-format stores, open 3 small-format design studios, and start construction on stores opening and relocating in fiscal 2022 using approximately $285 million to $295 million of cash;
•relocate our Houston, Texas distribution center and open a transload facility in Los Angeles, California using approximately $72 million to $76 million of cash;
•invest in existing store remodeling and expansion projects and existing distribution centers maintenance using approximately $56 million to $59 million of cash; and
•invest in information technology infrastructure, e-commerce and other store support center initiatives using approximately $27 million to $30 million of cash.
Cash Flow Analysis
A summary of our operating, investing, and financing activities are shown in the following table:

	Fiscal Year Ended
in thousands	12/31/2020	12/26/2019
Net cash provided by operating activities	$406,164	$204,658
Net cash used in investing activities	(212,448)	(196,008)
Net cash provided by financing activities	87,019	17,743
Net increase in cash and cash equivalents	$280,735	$26,393
Net Cash Provided By Operating Activities
Cash from operating activities consists primarily of net income adjusted for changes in working capital as well as non-cash items, including depreciation and amortization, deferred income taxes, and stock-based compensation.
Net cash provided by operating activities was $406.2 million for fiscal 2020 and $204.7 million for fiscal 2019. The change in net cash provided by operating activities was primarily the result of an increase in net income and a decrease in net working capital.

Net Cash Used In Investing Activities
Investing activities consist primarily of capital expenditures for new store openings, existing store remodels (including leasehold improvements, new racking, new fixtures, new product and display vignettes, and enhanced design studios) and new infrastructure and information systems.
Capital expenditures were $212.4 million for fiscal 2020 compared to $196.0 million for fiscal 2019. The increase is primarily related to the purchase of land to relocate our distribution center in the Houston, Texas area to a nearby location. For fiscal 2020, approximately 66% of capital expenditures was for new stores, 23% was for existing stores and distribution centers, while the remaining spending was associated with information technology, e-commerce, and store support center investments to support our growth.
Net Cash Provided by Financing Activities
Financing activities consist primarily of borrowings and related repayments under our credit agreements as well as dividends paid to common stockholders.
Net cash provided by financing activities was $87.0 million for fiscal 2020 compared to $17.7 million for fiscal 2019. The increase in net cash provided by financing activities was primarily driven by net proceeds from borrowings under the incremental term loan facility during the second quarter of fiscal 2020.
Our Credit Facilities
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
Term Loan Facility
As of December 31, 2020, the Term Loan B Facility bore interest based on one of the following rates, at our option:
i.Adjusted LIBOR Rate plus a margin of 2.00% (subject to a leverage-based step-up to 2.25% if we exceed certain leverage ratio tests and a 0.00% LIBOR floor).
ii.Base Rate plus a margin of 1.00% (subject to a leverage-based step-up to 1.25% if we exceed certain leverage ratio tests). Base Rate defined as the greater of the following:
a.the base rate in effect on such day,
b.the federal funds rate plus 0.50%,
c.the adjusted LIBOR rate for the interest period of one month plus a margin of 1.00%.
As of December 31, 2020, the Term Loan B-1 Facility bore interest based on one of the following rates, at our option:
i.Adjusted LIBOR Rate plus a margin of 4.00% (subject to a 1.00% LIBOR floor)
ii.Base Rate plus a margin of 3.00%.
On February 14, 2020, we entered into a repricing and third amendment to the credit agreement governing our senior secured term loan facility (as amended, the “Term Loan Facility”) which, among other things, (a) refinanced our existing term loan B facility with a new term loan B facility in the aggregate principal amount of approximately $144.6 million, (b) extended the stated maturity date under the Term Loan Facility to February 14, 2027, and (c) included an “accordion” feature that allows us to borrow additional amounts as described more fully in Note 10, “Debt” to our consolidated financial statements included in this Annual Report.

On May 18, 2020, we entered into a fourth amendment to the Term Loan Facility which, among other things, provides for a new incremental term loan facility in an aggregate principal amount of $75.0 million with a maturity date of February 14, 2027 (the “term loan B-1 facility”). We received net proceeds of $70.5 million from the term loan B-1 facility after deducting a $4.1 million original issuance discount and $0.3 million of debt issuance costs to third parties, and we intend to use the net proceeds to support our growth plans and for general corporate purposes. The term loan B-1 facility is a separate tranche from our existing term loan B facility. The terms of loans under the term loan B facility remain unchanged under the fourth amendment.
On February 9, 2021, we entered into a fifth amendment to the Term Loan Facility; see “Recent Developments” below.
ABL Facility
As of December 31, 2020, the ABL Facility bore interest based on one of the following rates, at our option:
i.LIBOR Rate plus a margin of 1.25%
ii.Base Rate plus a margin of 0.25%. Base Rate defined as the greater of the following:
a.the federal funds rate plus 0.50%,
b.the adjusted LIBOR rate plus 1.00%, or
c.the lender’s prime rate.
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
Refer to Note 10, “Debt” for additional details regarding our Term Loan Facility and ABL Facility, including applicable covenants.
Credit Ratings
Our credit ratings are periodically reviewed by rating agencies. In April 2020, Moody’s reaffirmed the Company’s issuer corporate family rating of Ba3 but changed its outlook for the Company to negative from stable. In November 2020, Moody's reaffirmed the Company's issuer corporate family rating of Ba3 and changed its outlook for the Company to stable from negative. In December 2020, Standard & Poor's reaffirmed the Company's corporate credit rating of BB- and revised its outlook for the Company to positive from stable. These ratings and our current credit condition affect, among other things, our ability to access new capital. Negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be lowered or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, financial condition, results of operations, and liquidity. In particular, a weakening of our financial condition, including any further increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, could result in a credit rating downgrade or change in outlook, or could otherwise increase our cost of borrowing.

Supply Chain Finance Program
As part of our ongoing efforts to improve cash flow and liquidity, we facilitate a voluntary supply chain finance program (the “Finance Program”) for certain of our suppliers. Suppliers that participate in the Finance Program extend our payment terms by approximately 40 days on average. Under with the Finance Program, participating suppliers may choose to sell receivables due from us to a participating financial institution at the sole discretion of both the suppliers and the financial institution. The Finance Program is administered by a third-party financial institution, and the Company's responsibility is limited to making payment on the terms originally negotiated with participating suppliers, regardless of whether such suppliers sell receivables to the financial institution. Suppliers who choose to participate in the Finance Program may, at their sole discretion, make offers to the financial partners who administer the Finance Program to finance one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to the third party financial institution.
Accordingly, amounts due to our suppliers that elected to participate in the Finance Program totaled $88.2 million and $101.2 million as of December 31, 2020 and December 26, 2019, respectively, and are included in trade accounts payable in our Consolidated Balance Sheets. Payments made under the Finance Program are reflected in net cash provided by operating activities in our Consolidated Statements of Cash Flows.
U.S. Tariffs and Global Economy
The current domestic and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy. In particular, the ongoing trade dispute between the U.S. and China has resulted in the U.S. imposing tariffs of 25% on many products from China. While exclusions from tariffs were granted for certain products from China, nearly all of these exclusions have expired. Historically, approximately half of the products we sell were imported from China, the majority of which are impacted by these tariffs. As we continue to manage the impact these tariffs may have on our business, we continue taking steps to mitigate some of these cost increases through negotiating lower costs from our vendors, increasing retail pricing as we deem appropriate, and sourcing from alternative countries. While our efforts have mitigated a substantial portion of the overall effect of increased tariffs, the enacted tariffs have increased our inventory costs and associated cost of sales for the remaining products still sourced from China.
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
The DOC has instructed U.S. Customs to require cash deposits based on the announced effective rates. The final rates for the first 18 months of the orders will not be determined until the first administrative review process is completed, approximately two years after the published date of the orders.
We took steps to mitigate the risk of future exposure by sourcing from alternative countries, and we are no longer importing applicable products from China. We have made duty deposits for applicable entries according to U.S. Customs entry procedures. While we do not currently believe additional duty deposits will apply, we believe our potential exposure could be up to approximately $3.0 million. The actual additional duties, if applicable, could differ from this estimate. We have not established a reserve for this matter as we currently do not believe additional duties will be applicable. Potential costs and any attendant impact on pricing arising from these tariffs or potential duties, and any further expansion in the types or levels of tariffs or duties implemented, could require us to modify our current business practices and could adversely affect our business, financial condition, and results of operations.

Tariff Refunds
In November 2019, the U.S. Trade Representative (“USTR”) made a ruling to retroactively exclude certain flooring products imported from China from the Section 301 tariffs that were implemented at 10% beginning in September 2018 and increased to 25% in June 2019. The granted exclusions apply to certain “click” vinyl and engineered products that we have sold and continue to sell. As these exclusions were granted retroactively, we are entitled to a refund from U.S. Customs and Border Protection for the applicable Section 301 tariffs previously paid on these goods. While tariff refund claims are subject to the approval of U.S. Customs, the Company currently expects to recover $24.3 million related to these Section 301 tariff payments, including interest, of which $12.9 million was received in fiscal 2020. Refer to Note 1, "Summary of Significant Accounting Policies" of the notes to the consolidated financial statements included in this Annual Report for additional details regarding tariff refunds.
Contractual Obligations
We enter into long-term obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. As of December 31, 2020, our contractual cash obligations over the next several periods were as follows:

	Payments due by period
(in thousands)	Total	12/30/2021	12/29/2022	12/28/2023	12/26/2024	12/25/2025	Thereafter
Term loans	$217,804	$1,647	$2,196	$2,196	$2,196	$2,384	$207,185
Estimated interest (1)	40,468	6,784	6,717	6,650	6,599	6,512	7,206
Operating leases (2)	1,397,130	145,813	141,815	136,289	133,866	125,790	713,557
Letters of credit	21,347	21,347	—	—	—	—	—
Purchase obligations (3)	411,222	406,040	3,566	1,616	—	—	—
Total	$2,087,971	$581,631	$154,294	$146,751	$142,661	$134,686	$927,948
(1)For purposes of this table, interest has been estimated based on interest rates in effect for our indebtedness as of December 31, 2020 and estimated borrowing levels in the future. Actual borrowing levels and interest costs may differ.
(2)We enter into operating leases during the normal course of business. Most lease arrangements provide us with the option to renew the leases at defined terms. The future operating lease obligations set forth above would change if we were to exercise these options or enter into additional operating leases.
(3)Purchase obligations include all legally binding contracts such as firm commitments for inventory purchases, container commitments, software and license commitments, and legally binding service contracts. Purchase orders that are not binding agreements are excluded from the table above.
Off-Balance Sheet Arrangements
For fiscal 2020, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures, or capital resources. We do not have any relationship with unconsolidated entities or financial partnerships for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.
Recently Adopted and Recently Issued Accounting Pronouncements
Refer to Note 1, "Summary of Significant Accounting Policies" of the notes to the consolidated financial statements included in this Annual Report for information on the recently adopted and recently issued accounting pronouncements that are applicable to the Company.
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
Effect if actual results differ from assumptions. A 10% change in our sales returns reserve at December 31, 2020 would have affected operating income by approximately $1.0 million in fiscal 2020.
Gift Cards and Merchandise Credits
Description. We sell gift cards to our customers in our stores and through our website and issue merchandise credits in our stores. We account for the programs by recognizing a liability at the time the gift card is sold or the merchandise credit is issued. The liability is relieved and revenue is recognized upon redemption. Additionally, we recognize breakage income in proportion to the pattern of rights exercised by the customer when we expect to be entitled to breakage. Net sales related to the estimated breakage are included in net sales in the Consolidated Statement of Operations and Comprehensive Income. We have an agreement with an unrelated third-party who is the issuer of the Company's gift cards and also assumes the liability for unredeemed gift cards. The Company is not subject to claims under unclaimed property statutes, as the agreement effectively transfers the ownership of such unredeemed gift cards and the related future escheatment liability, if any, to the third-party.
Judgments and uncertainties involved in the estimate. Our gift card breakage assumptions require judgments in assessing the level at which we group gift cards for analysis of breakage rates, redemption patterns, and the ultimate value of gift cards which we do not expect to be redeemed.
Effect if actual results differ from assumptions. A 10% change in our accrual for estimated gift card breakage at December 31, 2020 would have affected operating income by approximately $0.9 million in fiscal 2020.
Loyalty Program
Description. Our Pro Premier loyalty program allows customers to earn points through purchases in our stores and our website. Loyalty points are typically awarded at 1%, but may be awarded at up to 3% percent for our higher volume customers, of the relative standalone selling price of the merchandise sold and are recognized at the time of sale as a liability with a corresponding reduction to net sales. Additionally, loyalty breakage is recognized based on our estimate of the balance of loyalty points for which the likelihood of redemption by the customer is deemed remote.
Judgments and uncertainties involved in the estimate. With assistance from the third party servicer that manages the loyalty program, we estimate and recognize loyalty breakage based on historical redemption trends, market benchmarks for the pattern of redemptions for other retail loyalty programs, and other assumptions related to the likelihood of customer redemptions.

Effect if actual results differ from assumptions. The loyalty program was rolled out to all stores in late fiscal 2018. As the program matures, we may find that actual customer redemption patterns differ significantly from our estimated breakage rates. A 10% change in our accrual for estimated loyalty breakage at December 31, 2020 would have affected operating income by less than $0.1 million in fiscal 2020.
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
Effect if actual results differ from assumptions. A 10% change in our inventory valuation and shrinkage reserves at December 31, 2020 would have affected operating income by approximately $0.5 million in fiscal 2020.
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
Effect if actual results differ from assumptions. We have not made any material changes in the methodology used to recognize vendor allowances during the past three fiscal years. If actual results are not consistent with the assumptions and estimates used, we could be exposed to additional adjustments that could positively or negatively impact gross margin and inventory. However, substantially all receivables associated with vendor rebates and allowances do not require subjective long-term estimates because they are collected soon after quarter end, primarily within the first two months. Adjustments to gross margin and inventory in the following fiscal year have historically not been material.
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
Recent Developments
On February 9, 2021 (the “Fifth Amendment Effective Date”), we entered into a fifth amendment to the Term Loan Facility which among other things, (a) provides for a supplemental term loan in an aggregate principal amount of $65.0 million with a maturity date of February 14, 2027 (the “Supplemental Term Loan Facility”), and has the same terms as the Term Loan B Facility and (b) provides that voluntary prepayments of the Term Loan Facility made within six (6) months after the Fifth Amendment Effective Date are subject to a 1% soft call prepayment premium.
The margin applicable to the Supplemental Term Loans Facility is the same as the margin applicable to the Term Loan B Facility, which is: (x) in the case of ABR Loans (as defined in the Term Loan Facility), 1.00% per annum (subject to satisfying a leverage ratio test and subject to a leverage-based step-up to 1.25% if such leverage ratio test is exceeded), and (y) in the case of Eurodollar Loans (as defined in the Term Loan Facility), 2.00% per annum (subject to satisfying a leverage ratio test and subject to a leverage-based step-up to 2.25% if such leverage ratio test is exceeded) (subject to a 0.00% floor on Eurodollar Loans).
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in foreign exchange rates, interest rates and commodity prices. Changes in these factors could cause fluctuations in the results of our operations and cash flows. In the ordinary course of business, we are primarily exposed to foreign currency, interest rate risks, and risks from the impact of inflation or deflation. The impact of the COVID-19 pandemic both in the United States and globally continues to cause uncertainty and volatility in financial markets, including interest rates and foreign currency exchange rates. The COVID-19 pandemic is expected to have a continued adverse impact on market conditions and may trigger a period of global economic slowdown for an unknown duration. See further discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details.
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
Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our Credit Facilities, which carry variable interest rates. As of December 31, 2020, our senior secured term loan facility had a remaining principal balance of $217.8 million and was our only variable-rate debt outstanding. A 1.0% increase in the effective interest rate for this debt would cause an increase in interest expense of approximately $2.2 million over the next twelve months. To lessen our exposure to changes in interest rate risk, we entered into two separate $102.5 million interest rate cap agreements in November 2016 with Bank of America and Wells Fargo that capped our LIBOR at 2.0% beginning in December 2016. As of December 31, 2020, only the Wells Fargo interest rate cap was still in effect as the Bank of America interest rate cap was sold during the fiscal 2018.
Impact of Inflation/Deflation
We do not believe that inflation has had a material impact on our net sales or operating results for the past three fiscal years. However, substantial increases in costs, including the price of raw materials, labor, energy, transportation, and other inputs used in the production and distribution of our merchandise, could have a significant impact on our business and the industry in the future. Additionally, while deflation could positively impact our merchandise costs, it could have an adverse effect on our average unit retail price, resulting in lower net sales and operating results.
Commodity Price Risk
We experience inflation and deflation related to our purchase of certain commodity products. There can be no assurance that this price volatility will not affect our financial condition and/or our results of operations. In order to mitigate price volatility, we monitor commodity price fluctuations and may adjust our selling prices accordingly; however, our ability to recover higher costs through increased pricing may be limited by the competitive environment in which we operate. To date, such fluctuations have not had a material impact on our financial condition or results of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Floor & Decor Holdings, Inc. and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Floor & Decor Holdings, Inc. and Subsidiaries (the Company) as of December 31, 2020 and December 26, 2019, the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and December 26, 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2021 expressed an unqualified opinion thereon.
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

Right of use assets and lease liabilities

Description of the Matter
As discussed in Notes 1 and 9 to the consolidated financial statements, the Company recognizes lease assets and corresponding lease liabilities for all leases on the balance sheet, excluding short-term leases (leases with terms of 12 months or less) as described under Accounting Standards Codification 842 (“ASC 842”). Because most of the Company’s leases do not provide a determinable implicit rate, the Company used a third party to assist in determining its incremental borrowing rates, which were used to calculate its right-of-use assets and lease liabilities. As of December 31, 2020, the Company’s right-of-use assets were $916.3 million and lease liabilities were $1,035.6 million (of which $94.5 million was current and $941.1 million was long-term).
Auditing the Company’s right-of-use assets and lease liabilities was challenging due to the requirement that management estimate its incremental borrowing rates used in the application of ASC 842 because the Company does not have debt financing or other instruments that have directly comparable collateral or similar terms as its leased assets. Therefore, our procedures involved a high degree of subjective auditor judgment because of the significant judgments required for management to develop the estimates, including selection of an appropriate yield curve and estimating adjustments for collateralization and inflation.

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
To test the right-of-use assets and lease liabilities recorded by the Company for new or modified leases entered into during the year ended December 31, 2020, our audit procedures included, among others, evaluating the methodology, significant assumptions and underlying data used by the Company. We involved our valuation specialists to assist in evaluating the Company’s methodology to develop the incremental borrowing rates and preparing an independent calculation of the rates, which we compared to management’s estimates.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2011.
Atlanta, Georgia
February 25, 2021

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Floor & Decor Holdings, Inc. and Subsidiaries
Opinion on Internal Control Over Financial Reporting
We have audited Floor & Decor Holdings, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Floor & Decor Holdings, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and December 26, 2019, the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 25, 2021 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Atlanta, Georgia
February 25, 2021

Floor & Decor Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

in thousands, except for share and per share data	As of December 31, 2020	As of December 26, 2019
Assets
Current assets:
Cash and cash equivalents	$307,772	$27,037
Income taxes receivable	—	2,868
Receivables, net	50,427	69,301
Inventories, net	654,000	581,865
Prepaid expenses and other current assets	28,257	20,415
Total current assets	1,040,456	701,486
Fixed assets, net	579,359	456,289
Right-of-use assets	916,325	822,256
Intangible assets, net	109,269	109,299
Goodwill	227,447	227,447
Other assets	7,569	7,532
Total long-term assets	1,839,969	1,622,823
Total assets	$2,880,425	$2,324,309
Liabilities and stockholders’ equity
Current liabilities:
Current portion of term loan	$1,647	$—
Current portion of lease liabilities	94,502	74,592
Trade accounts payable	417,898	368,459
Accrued expenses and other current liabilities	162,283	102,807
Income taxes payable	12,391	—
Deferred revenue	10,115	6,683
Total current liabilities	698,836	552,541
Term loans	207,157	142,606
Lease liabilities	941,125	844,269
Deferred income tax liabilities, net	27,990	18,378
Other liabilities	7,929	2,179
Total long-term liabilities	1,184,201	1,007,432
Total liabilities	1,883,037	1,559,973
Commitments and Contingencies (Note 9)
Stockholders’ equity
Capital stock:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2020 and December 26, 2019	—	—
Common stock Class A, $0.001 par value; 450,000,000 shares authorized; 104,368,212 shares issued and outstanding at December 31, 2020 and 101,457,858 issued and outstanding at December 26, 2019	104	101
Common stock Class B, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2020 and December 26, 2019	—	—
Common stock Class C, $0.001 par value; 30,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2020 and December 26, 2019	—	—
Additional paid-in capital	408,124	370,413
Accumulated other comprehensive income (loss), net	164	(193)
Retained earnings	588,996	394,015
Total stockholders’ equity	997,388	764,336
Total liabilities and stockholders’ equity	$2,880,425	$2,324,309
See accompanying notes to consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income

in thousands, except for per share data	Fiscal Year Ended December 31, 2020	Fiscal Year Ended December 26, 2019	Fiscal Year Ended December 27, 2018
Net sales	$2,425,788	$2,045,456	$1,709,848
Cost of sales	1,390,896	1,182,442	1,007,580
Gross profit	1,034,892	863,014	702,268
Operating expenses:
Selling and store operating	654,100	546,853	439,495
General and administrative	144,715	132,386	105,327
Pre-opening	21,498	24,594	26,145
Total operating expenses	820,313	703,833	570,967
Operating income	214,579	159,181	131,301
Interest expense, net	8,389	8,801	8,917
Gain on early extinguishment of debt	(1,015)	—	—
Income before income taxes	207,205	150,380	122,384
Provision (benefit) for income taxes	12,224	(251)	6,197
Net income	$194,981	$150,631	$116,187
Change in fair value of hedge instruments, net of tax	357	(379)	391
Total comprehensive income	$195,338	$150,252	$116,578
Basic earnings per share	$1.90	$1.51	$1.20
Diluted earnings per share	$1.84	$1.44	$1.11
See accompanying notes to consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common Stock Class A		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
in thousands	Shares	Amount
Balance, December 28, 2017	95,509	$96	$323,419	$(205)	$119,550	$442,860
Stock-based compensation expense	—	—	6,514	—	—	6,514
Exercise of stock options	2,069	2	10,529	—	—	10,531
Issuance of restricted stock awards	10	—	—	—	—	—
Cumulative effect from adoption of ASU No. 2014-09	—	—	—	—	7,826	7,826
Other comprehensive gain, net of tax	—	—	—	391	—	391
Net income	—	—	—	—	116,187	116,187
Balance, December 27, 2018	97,588	98	340,462	186	243,563	584,309
Stock-based compensation expense	—	—	8,711	—	—	8,711
Exercise of stock options	3,741	3	18,795	—	—	18,798
Issuance of restricted stock awards	24	—	—	—	—	—
Shares issued under employee stock plans	105	—	2,445	—	—	2,445
Cumulative effect from adoption of ASU No. 2016-02	—	—	—	—	(179)	(179)
Other comprehensive loss, net of tax	—	—	—	(379)	—	(379)
Net income	—	—	—	—	150,631	150,631
Balance, December 26, 2019	101,458	101	370,413	(193)	394,015	764,336
Stock-based compensation expense	—	—	16,115	—	—	16,115
Exercise of stock options	2,485	2	19,252	—	—	19,254
Issuance of restricted stock awards	369	1	—	—	—	1
Shares issued under employee stock plans	56	—	2,344	—	—	2,344
Other comprehensive gain, net of tax	—	—	—	357	—	357
Net income	—	—	—	—	194,981	194,981
Balance, December 31, 2020	104,368	$104	$408,124	$164	$588,996	$997,388
See accompanying notes to consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

in thousands	Fiscal Year Ended December 31, 2020	Fiscal Year Ended December 26, 2019	Fiscal Year Ended December 27, 2018
Operating activities
Net income	$194,981	$150,631	$116,187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91,640	74,001	51,992
Gain on early extinguishment of debt	(1,015)	—	—
Loss on asset impairments and disposals, net	14	4,111	23
Amortization of tenant improvement allowances	—	—	(4,494)
Operating lease termination	—	1,926	—
Deferred income taxes	9,614	(10,584)	(968)
Interest cap derivative contracts	372	446	(212)
Stock-based compensation expense	16,115	8,711	6,514
Changes in operating assets and liabilities:
Receivables, net	18,874	(17,850)	(13,486)
Inventories, net	(72,135)	(110,851)	(53,557)
Trade accounts payable	49,439	54,956	54,773
Accrued expenses and other current liabilities	59,017	20,744	(1,731)
Income taxes	15,264	3,894	6,221
Deferred revenue	3,432	1,439	3,002
Deferred rent	—	—	14,455
Tenant improvement allowances	—	—	15,010
Other, net	20,552	23,084	(8,105)
Net cash provided by operating activities	406,164	204,658	185,624
Investing activities
Purchases of fixed assets	(212,448)	(196,008)	(151,397)
Net cash used in investing activities	(212,448)	(196,008)	(151,397)
Financing activities
Borrowings on revolving line of credit	275,000	100,100	217,050
Payments on revolving line of credit	(275,000)	(100,100)	(258,050)
Proceeds from term loans	75,000	—	—
Payments on term loans	(2,697)	(3,500)	(3,500)
Proceeds from exercise of stock options	19,254	18,798	10,531
Debt issuance costs	(6,882)	—	(170)
Proceeds from employee stock purchase plan	2,344	2,445	—
Net cash provided by (used in) financing activities	87,019	17,743	(34,139)
Net increase in cash and cash equivalents	280,735	26,393	88
Cash and cash equivalents, beginning of the period	27,037	644	556
Cash and cash equivalents, end of the period	$307,772	$27,037	$644
Supplemental disclosures of cash flow information
Buildings and equipment acquired under operating leases	$177,932	$277,392	$—
Cash paid for interest, net of capitalized interest	$8,043	$7,388	$7,563
Cash paid for income taxes, net of refunds	$12,670	$6,453	$1,082
Fixed assets accrued at the end of the period	$19,987	$19,527	$15,120
See accompanying notes to consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020
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
As of December 31, 2020, the Company, through its wholly owned subsidiary, Floor and Decor Outlets of America, Inc. (“F&D”), operates 133 warehouse-format stores, which average 78,000 square feet, and two small-format standalone design studios in 31 states, as well as four distribution centers and an e-commerce site, FloorandDecor.com.
Fiscal Year
The Company’s fiscal year is the 52- or 53-week period ending on the Thursday on or preceding December 31st. The fiscal year ended December 31, 2020 (fiscal "2020") includes 53 weeks, while the fiscal years ended December 26, 2019 (“fiscal 2019”) and December 27, 2018 (“fiscal 2018”) include 52 weeks. When a 53-week fiscal year occurs, we report the additional week at the end of the fiscal fourth quarter. 52-week fiscal years consist of thirteen-week periods in the first, second, third, and fourth quarters of the fiscal year. The 53-week fiscal year consists of thirteen-week periods in the first, second, and third quarters of the fiscal year and a fourteen-week period in the fourth quarter of the fiscal year.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.
Impact of the COVID-19 Pandemic
On March 11, 2020, the World Health Organization announced that infections of the coronavirus (COVID-19) had become a pandemic, and on March 13, 2020, the President of the United States announced a National Emergency relating to the COVID-19 pandemic. While the full impact that the COVID-19 pandemic could have on the Company's business remains highly uncertain, it had a material negative impact on the Company's operations and financial results during the first half of fiscal 2020. The following summarizes certain actions taken and impacts from the COVID-19 pandemic during and subsequent to the fiscal year ended December 31, 2020:
•Beginning in late March 2020, for the health and safety of its customers and employees, the Company temporarily closed some of its stores and shifted its remaining stores to a curbside pickup model. Under this model, customers were not allowed to enter the Company's stores, resulting in a significant decline in sales compared to the same period of the prior year.
•In May 2020, the Company began a phased approach to reopening its stores for in-store shopping with enhanced safety and sanitation measures such as requiring associates to wear face masks, installing social distancing markers on floors and protective shields at cash registers, and regularly sanitizing shopping carts, pin pads, design desks, and other high-traffic areas. By the end of the second quarter of fiscal 2020, all of the Company's stores were reopened for in-store shopping and have remained open other than for temporary cleaning or in response to certain weather events. Sales have recovered since reopening stores, with third and fourth quarter fiscal 2020 sales higher than in the same periods of the prior year.
•To provide additional liquidity in response to the business uncertainties resulting from the evolving COVID-19 pandemic, the Company entered into a $75.0 million incremental term loan on May 18, 2020. See Note 10, "Debt" for additional information.

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
•On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted, which includes provisions related to income taxes, the temporary deferral of the employer portion of social security taxes, and retention credits for 50% of eligible wages and health benefits paid to employees not providing services due to the COVID-19 pandemic. Refer to Note 6, "Income Taxes" for additional information.
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
Receivables
Receivables consist primarily of amounts due from credit card companies and receivables from vendors. The Company typically collects its credit card receivables within three to five business days of the underlying sale to the customer. The Company has agreements with a majority of its large merchandise vendors that allow for specified rebates based on purchasing volume. Generally, these agreements are on an annual basis, and beginning in fiscal 2020, the Company collects the majority rebates earned each quarter subsequent to quarter end. In prior years, rebates earned during the fiscal year were primarily collected annually after the Company's fiscal year-end. Additionally, the Company has agreements with substantially all vendors that allow for the return of certain merchandise throughout the normal course of business. When inventory is identified to return to a vendor, it is removed from inventory and recorded as a receivable on the Consolidated Balance Sheet, and any variance between capitalized inventory cost associated with the return and the expected vendor reimbursement is expensed in Cost of sales in the Consolidated Statement of Income when the inventory is identified to be returned to the vendor. The Company reserves for estimated uncollected receivables based on historical trends, which historically have been immaterial. The allowance for doubtful accounts was $0.3 million as of December 31, 2020 and December 26, 2019, respectively.
On November 7, 2019, the U.S. Trade Representative (“USTR”) made a ruling to grant exclusions from Section 301 tariffs for select types of flooring products imported from China, including certain “click” vinyl and engineered products that the Company has sold and continues to sell. The Section 301 tariffs from which these goods are now excluded were implemented at 10% beginning in September 2018 and increased to 25% in June 2019. In addition, on November 20, 2019, U.S. Customs and Border Protection (“U.S. Customs”) issued Chapter 99 exclusions for each unique article number identified under the November 7, 2019 USTR ruling. During fiscal 2020, additional Chapter 99 exclusions were issued for certain Bamboo and other flooring products imported from China. For the Company, some of the granted exclusions apply retroactively to tariffs paid as early as September 2018.
While tariff refund claims are subject to the approval of U.S. Customs, the Company currently expects to recover a total of $24.3 million related to Section 301 tariff payments, of which $12.9 million was received in fiscal 2020. As of December 31, 2020 and December 26, 2019, receivables included $11.4 million and 19.3 million of expected tariff refunds from U.S. Customs. The tariff refund receivables outstanding as of December 31, 2020 are expected to be received during fiscal 2021.
During fiscal 2020, the Company recognized a $4.5 million reduction to cost of sales and $0.6 million of interest income related to tariff refunds. Interest accrues from the date that tariff payments were originally made through the date that such payments are refunded to the Company.

Of the $19.3 million of expected tariff recoveries expected as of December 26, 2019, the Company recognized a $14.0 million reduction to cost of sales related to tariff refunds during the fourth quarter of fiscal 2019. This reduction to cost of sales included $11.0 million for products that had already been sold as of the date U.S. Customs issued Chapter 99 exclusions on November 20, 2019 and $3.0 million related to products sold after November 20, 2019 through the end of fiscal 2019. In addition, the Company recognized a $5.0 million reduction to the carrying cost of inventory as of December 26, 2019 for tariff refunds related to merchandise on hand. Approximately $0.3 million of interest income was also recognized in fiscal 2019 related to anticipated tariff recoveries.
Credit Program
Credit is offered to the Company's customers through a proprietary credit card underwritten by third-party financial institutions at no recourse to the Company. Beginning in fiscal 2018, the Company began offering limited credit to its commercial clients. The total exposure at the end of fiscal 2020 and fiscal 2019 was $1.2 million and $1.0 million, respectively.
Inventory Valuation and Shrinkage
Inventories consist of merchandise held for sale and are stated at the lower of cost or net realizable value. When evidence exists that the net realizable value of inventory is lower than its cost, the difference is recorded in cost of sales in the Consolidated Statements of Operations and Comprehensive Income as a loss in the period in which it occurs. The Company determines inventory costs using the moving weighted average cost method. The Company capitalizes transportation, duties, and other costs to get product to its retail locations. The Company records reserves for estimated losses related to shrinkage and other amounts that are otherwise not expected to be fully recoverable. These reserves are calculated based on historical shrinkage, selling price, margin, and current business trends. The estimates have calculations that require management to make assumptions based on the current rate of sales, age, salability, and profitability of inventory, historical percentages that can be affected by changes in the Company's merchandising mix, customer preferences, and changes in actual shrinkage trends. These reserves totaled $5,434 thousand and $4,468 thousand as of December 31, 2020 and December 26, 2019, respectively.
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
Fixed Assets
Fixed assets consist primarily of furniture, fixtures, and equipment, leasehold improvements (including those that are reimbursed by landlords as tenant improvement allowances), buildings and building improvements, computer software and hardware, and land. Fixed assets are stated at cost less accumulated depreciation utilizing the straight-line method over the assets’ estimated useful lives. The Company capitalizes interest on borrowings during the active construction period of certain capital projects.
Leasehold improvements are amortized using the straight-line method over the shorter of (i) the original term of the lease, (ii) renewal term of the lease if the renewal is reasonably certain or (iii) the useful life of the improvement. The Company’s fixed assets are depreciated using the following estimated useful lives:

Useful Life
Furniture, fixtures and equipment	2 - 7 years
Leasehold improvements	10 - 25 years
Buildings and building improvements	10 - 40 years
Computer software and hardware	3 - 7 years
Land	Indefinite
The cost and related accumulated depreciation of assets sold or otherwise disposed are removed from the accounts, and the related gain or loss is reported in the Consolidated Statements of Operations and Comprehensive Income.
.Capitalized Software Costs
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
During the fourth quarter of fiscal 2020, the Company qualitatively assessed whether it was more likely than not that the goodwill and indefinite-lived intangible assets were impaired. Based on this assessment, the Company determined that its goodwill and indefinite-lived intangible assets were not impaired as of October 22, 2020. No events or changes in circumstances have occurred since the date of the Company's most recent annual impairment test that would more likely than not reduce the fair value of the reporting unit below its carrying amount.
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
Leases
The Company recognizes lease assets and corresponding lease liabilities for all operating leases on the balance sheet, excluding short-term leases (leases with terms of 12 months or less) as described under ASU No. 2016-2, “Leases (Topic 842).” The majority of our long-term operating lease agreements include options to extend, which are also factored into the recognition of their respective assets and liabilities when appropriate based on management’s assessment of the probability that the options will be exercised. Lease payments are discounted using the rate implicit in the lease, or, if not readily determinable, a third-party secured incremental borrowing rate based on information available at lease commencement. The secured incremental borrowing rate is estimated based on yields obtained from Bloomberg for U.S. consumers with a BB- credit rating and is adjusted for collateralization as well as inflation. Additionally, certain of our lease agreements include escalating rents over the lease terms which, under Topic 842, results in rent being expensed on a straight-line basis over the life of the lease that commences on the date we have the right to control the property.
During fiscal 2020, the Company negotiated rent deferrals or abatements for a significant number of its stores due to the impact of the COVID-19 pandemic. The Company has also delayed rent payments for some stores as negotiations are in process with landlords. Total payments delayed or deferred as of December 31, 2020 were approximately $5.5 million, of which $4.5 million was included in the current portion of lease liabilities and $1.0 million was included in lease liabilities on the Consolidated Balance Sheets.
In accordance with FASB Staff Q&A - Topic 842: "Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic" issued in April 2020, the Company has elected to account for lease concessions that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee as though enforceable rights and obligations for those concessions existed in the original lease agreements. For qualified rent deferrals, the Company has recognized a non-interest bearing accrued liability, which will be reduced when the deferred payment is made in the future. For qualifying rent abatement concessions, which are immaterial in aggregate, the Company is recognizing negative lease expense for the amount of the abatement on a straight-line basis over the term of the lease. During fiscal 2020, the Company recognized approximately $0.1 million of negative lease expense related to rent abatement concessions.
Self-Insurance Reserves
The Company is partially self-insured for workers’ compensation and general liability claims less than certain dollar amounts and maintains insurance coverage with individual and aggregate limits. The Company also has a basket aggregate limit to protect against losses exceeding $11.0 million (subject to adjustment and certain exclusions) for workers' compensation claims and general liability claims. The Company’s liabilities represent estimates of the ultimate cost for claims incurred, including loss adjusting expenses, as of the balance sheet date. The estimated liabilities are not discounted and are established based upon analysis of historical data, actuarial estimates, regulatory requirements, an estimate of claims incurred but not yet reported, and other relevant factors. Management utilizes independent third-party actuarial studies to help assess the liability on a regular basis.
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
•Level 1: Quoted prices in active markets for identical assets or liabilities as of the reporting date;
•Level 2: Inputs other than quoted prices in active markets for identical assets or liabilities that are either directly or indirectly observable as of the reporting date; and
•Level 3: Unobservable inputs that reflect the reporting entity’s own estimates about the assumptions market participants would use in pricing the asset or liability.
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
We perform an assessment of the effectiveness of our derivative contracts designated as hedges, including assessing the possibility of counterparty default. If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings. We believe our derivative contracts, which continue to be designated as cash flow hedges, and which consist of interest rate cap contracts, will continue to be highly effective in offsetting changes in cash flow attributable to floating interest rate risk. See Note 8 "Derivatives and Risk Management" for additional information.
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
Revenue Recognition
As of the beginning of fiscal 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-9, “Revenue from Contracts with Customers” (“Topic 606”) using the modified retrospective transition method which requires that we recognize revenue differently pre- and post-adoption (see “Recent Accounting Pronouncements” for additional information).

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
Gift Cards and Merchandise Credits
We sell gift cards to our customers in our stores and through our website and issue merchandise credits in our stores. We account for the programs by recognizing a liability at the time the gift card is sold or the merchandise credit is issued. The liability is relieved and revenue is recognized upon redemption. Additionally, we recognize breakage income in proportion to the pattern of rights exercised by the customer when we expect to be entitled to breakage. Net sales related to the estimated breakage are included in net sales in the Consolidated Statements of Operations and Comprehensive Income. We have an agreement with an unrelated third-party who is the issuer of the Company's gift cards and also assumes the liability for unredeemed gift cards. The Company is not subject to claims under unclaimed property statutes, as the agreement effectively transfers the ownership of such unredeemed gift cards and the related future escheatment liability, if any, to the third-party. Gift card breakage is recognized based upon historical redemption patterns and represents the balance of gift cards for which the Company believes the likelihood of redemption by the customer is remote. Accordingly, in fiscal 2020, fiscal 2019, and fiscal 2018 gift card breakage income of $1.5 million, $1.2 million, and $1.6 million was recognized in net sales in the Consolidated Statements of Operations and Comprehensive Income, respectively, for such unredeemed gift cards.
Loyalty Program
We completed the roll out of our Pro Premier loyalty program to all stores in the second half of fiscal 2019, which allows customers to earn points through purchases in our stores and our website. Loyalty points are typically awarded at one percent of the relative standalone selling price of the merchandise sold and are recognized at the time of sale as a liability with a corresponding reduction to net sales. Additionally, loyalty breakage is recognized based on the Company’s estimate of the balance of loyalty points for which the likelihood of redemption by the customer is deemed remote. This estimate is determined with assistance from the third party servicer that manages the loyalty program and is based on the Company’s historical redemption trends, market benchmarks for the pattern of redemptions for other retail loyalty programs, and other assumptions related to the likelihood of customer redemptions. We are continuously monitoring redemption patterns and will adjust this rate, as necessary, as the program matures. In fiscal years 2020, 2019, and 2018 loyalty breakage of $1.4 million, $1.1 million, and $0.4 million respectively, was recognized as net sales in the Consolidated Statements of Operations and Comprehensive Income.
Sales Returns and Allowances
The Company accrues for estimated sales returns based on historical results. The allowance for sales returns at December 31, 2020 and December 26, 2019, was $22.3 million and $15.4 million, respectively.
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
Advertising Expenses
The Company expenses advertising costs as the advertising takes place. Advertising costs incurred during the fiscal years ended December 31, 2020, December 26, 2019, and December 27, 2018 were $66.6 million, $65.7 million, and $55.3 million, respectively, and are included in selling and store operating expenses and pre-opening expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income.
Pre-Opening Expenses
The Company accounts for non-capital operating expenditures incurred prior to opening a new store as "pre-opening" expenses in its Consolidated Statements of Operations and Comprehensive Income. The Company's pre-opening expenses begin on average three months to one year in advance of a store opening or relocating due to, among other things, the amount of time it takes to prepare a store for its grand opening. Pre-opening expenses primarily include: advertising, rent, staff training, staff recruiting, utilities, personnel, and equipment rental. A store is considered to be relocated if it is closed temporarily and re-opened within the same primary trade area. Pre-opening expenses for the fiscal years ended December 31, 2020, December 26, 2019, and December 27, 2018, totaled $21.5 million, $24.6 million, and $26.1 million, respectively.
Stock-Based Compensation
The Company accounts for employee stock options, restricted stock, and employee stock purchase plans in accordance with ASC 718, Compensation – Stock Compensation. The Company obtains independent third-party valuation studies to assist with determining the grant date fair value of our stock price. Stock options are granted with exercise prices equal to or greater than the fair market value on the date of grant as authorized by the board of directors or compensation committee. Options granted have vesting provisions ranging from one year to five years. Stock option grants are generally subject to forfeiture if employment terminates prior to vesting. The Company has selected the Black-Scholes-Merton option pricing model for estimating the grant date fair value of stock option awards granted. The Company bases the risk-free interest rate on the yield of a zero coupon U.S. Treasury security with a maturity equal to the expected life of the option from the date of the grant. The Company estimates the dividend yield to be zero as the Company does not intend to pay dividends in the future. The Company estimates the volatility of the share price of its common stock by considering the historical volatility of the stock of similar public entities. The Company considers a number of factors in determining the appropriateness of the public entities included in the volatility assumption, including the entity's life cycle stage, growth profile, size, financial leverage, and products offered. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period based on the number of years for which the requisite service is expected to be rendered.
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

The Company includes any estimated interest and penalties on tax-related matters in income taxes payable and income tax expense. The Company accounts for uncertain tax positions in accordance with ASC 740. ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements using a two-step process for evaluating tax positions taken, or expected to be taken, on a tax return. The Company may only recognize the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. In addition, the Company recognizes a loss contingency for uncertain tax positions when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Amounts recognized for uncertain tax positions require that management make estimates and judgments based on provisions of the tax law, which may be subject to change or varying interpretations. The Company includes estimated interest and penalties related to uncertain tax position accruals within accrued expenses and other current liabilities in the condensed Consolidated Balance Sheets and within income tax expense in the condensed Consolidated Statements of Operations and Comprehensive Income.
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
Recently Adopted Accounting Pronouncements
Credit Losses. In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which modifies the measurement approach for credit losses on financial assets measured on an amortized cost basis from an 'incurred loss' method to an 'expected loss' method. The amended guidance requires the measurement of expected credit losses to be based on relevant information, including historical experience, current conditions, and a reasonable and supportable forecast that affects the collectability of the related financial asset. The adoption of ASU No. 2016-13 in the first quarter of fiscal 2020 did not have a material impact on the Company’s consolidated financial statements.
Implementation Costs Incurred in Cloud Computing Arrangements. In August 2018, the FASB issued ASU No. 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.” ASU No. 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. In the first quarter of fiscal 2020, the Company adopted ASU No. 2018-15 on a prospective basis for implementation costs for new or existing arrangements incurred on or after the adoption date. The adoption of ASU No. 2018-15 did not have a material impact on the Company’s consolidated financial statements.
Leases. In February 2016, the FASB issued ASU No. 2016-2, “Leases (Topic 842).” ASU No. 2016-2 requires that lessees recognize lease assets and lease liabilities on the balance sheet with an option to exclude short-term leases (leases with terms of 12 months or less). The guidance also requires disclosures about the amount, timing, and uncertainty of cash flows arising from leases. We adopted ASU No. 2016-2 in the first quarter of fiscal 2019 using the modified retrospective approach. The cumulative effect adjustment upon adoption resulted in a $0.2 million opening balance sheet reduction to retained earnings. The adoption of ASU No. 2016-2 had a material impact on the Company’s Consolidated Balance Sheets but did not have a material impact on the Company’s Consolidated Statements of Operations and Comprehensive Income or Consolidated Statements of Cash Flows. See Note 9, “Commitments and Contingencies,” for additional information related to the Company’s leases.
Revenue from Contracts with Customers. In May 2014, the FASB issued ASU No. 2014-9, “Revenue from Contracts with Customers (Topic 606).” ASU No. 2014-9 provides new guidance related to the core principle that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services provided. We adopted this standard in the first quarter of fiscal 2018 using the modified retrospective approach, effective December 29, 2017. The cumulative adjustment upon adoption primarily resulted in a reduction of deferred revenue and related inventories and an increase to retained earnings of $7.8 million, net of tax. The adoption of ASU No. 2014-9 did not have a material impact to the Company’s consolidated financial statements.

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
Simplifying the Accounting for Income Taxes. In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The ASU also clarifies and amends existing guidance to improve consistent application among reporting entities. The guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The adoption of ASU No. 2019-12 is not expected to have a material impact to the Company’s consolidated financial statements.
2. Revenues
Net sales consist of revenue associated with contracts with customers for the sale of goods in amounts that reflect the consideration the Company is entitled to receive in exchange for those goods and services.
Deferred Revenue & Contract Liabilities
Under ASC 606, the Company recognizes revenue when the customer obtains control of the inventory. Amounts in deferred revenue at period-end reflect orders for which the inventory was not yet ready for physical transfer to customers.
Contract liabilities within the Consolidated Balance Sheets as of December 31, 2020 and December 26, 2019 primarily consisted of deferred revenue as well as amounts in accrued expenses and other current liabilities related to the Pro Premier loyalty program and unredeemed gift cards. As of December 31, 2020, contract liabilities totaled $24.8 million and included $10.1 million of deferred revenue, $12.1 million of loyalty program liabilities, and $2.6 million of unredeemed gift cards. As of December 26, 2019, contract liabilities totaled $15.5 million and included $6.7 million of deferred revenue, $6.6 million of loyalty program liabilities, and $2.2 million of unredeemed gift cards. Of the contract liabilities outstanding as of December 26, 2019, $8.2 million was recognized in revenue during fiscal 2020.
Deferred Revenue
Under Topic 606, the Company recognizes revenue when the customer obtains control of the inventory. Amounts in deferred revenue at period-end reflect orders for which the inventory is not currently ready for physical transfer to the customer.
Gift Card Breakage
Under Topic 606, gift card breakage income is recognized in proportion to the pattern of rights exercised by the customer when the Company expects to be entitled to breakage. The amount of revenue related to gift card breakage income was immaterial to the consolidated financial statements for the fiscal years ended December 31, 2020, December 26, 2019, and December 27, 2018.

Disaggregated Revenue
The Company has one operating segment and one reportable segment. The following table presents the net sales of each major product category for each of the last three fiscal years (in thousands):

	Fiscal Year Ended
	December 31, 2020		December 26, 2019		December 27, 2018
Product Category	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Tile	$605,357	25%	$523,076	26%	$476,337	27%
Laminate/luxury vinyl plank	555,963	23	442,171	22	316,109	18
Decorative accessories/wall tile (1)	485,076	19	393,908	19	325,139	19
Installation materials and tools	403,184	17	346,356	17	272,994	16
Wood	211,307	9	202,888	10	192,087	12
Natural stone	152,665	6	127,975	6	113,565	7
Other (2)	12,236	1	9,082	—	13,617	1
Total	$2,425,788	100%	$2,045,456	100%	$1,709,848	100%
(1)Decorative accessories/wall tile includes adjacent categories revenue totaling $20.5 million and $7.3 million for the fiscal years ended December 31, 2020 and December 26, 2019, respectively.
(2)Other includes delivery and sample revenue less adjustments for deferred revenue, sales return reserves, rewards under our Pro Premier Loyalty program, and other revenue related adjustments that are not allocated on a product-level basis.
3. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31, 2020	December 26, 2019
Accrued incentive compensation	$24,591	$18,635
Sales returns and allowances (1)	22,266	15,437
Sales tax payable	21,824	14,304
Accrued construction in progress new stores	20,818	10,043
Insurance reserve incurred but not reported	13,511	9,399
Wages and payroll tax payable	22,349	8,328
Loyalty program liability	12,073	6,649
Other (1)	24,851	20,012
Accrued expenses and other current liabilities	$162,283	$102,807
(1) The liability for sales returns and allowances as of December 26, 2019 has been reclassified within this table from Other to Sales returns and allowances to conform to the current period presentation.

4. Fixed Assets
Fixed assets as of December 31, 2020 and December 26, 2019, consisted of the following (in thousands):

	December 31, 2020	December 26, 2019
Furniture, fixtures and equipment	$259,696	$236,555
Leasehold improvements (1)	380,671	309,720
Computer software and hardware	138,321	113,975
Buildings and building improvements (1)	65,552	11,614
Land	30,731	8,715
Fixed assets, at cost	874,971	680,579
Less: accumulated depreciation and amortization	295,612	224,290
Fixed assets, net	$579,359	$456,289
(1) Represents buildings and building improvements on land that the Company owns as well as on land that the Company is leasing through ground leases. Prior period fixed asset balances related to buildings and building improvements on ground leases have been reclassified from leasehold improvements to building and building improvements to conform to the current period presentation.
Depreciation and amortization on fixed assets for the fiscal years ended December 31, 2020, December 26, 2019, and December 27, 2018, were $90.1 million, $69.9 million, and $50.5 million, respectively.
5. Intangible Assets
The following summarizes the balances of identifiable intangible assets as of December 31, 2020 and December 26, 2019 (in thousands):

	December 31, 2020			December 26, 2019
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible asset:
Vendor relationships	10 years	$319	$(319)	$319	$(289)
Indefinite-lived intangible asset:
Trade names		109,269	—	109,269	—
Total		$109,588	$(319)	$109,588	$(289)
Amortization expense related to amortizable intangible assets for the fiscal years ended December 31, 2020, December 26, 2019 and December 27, 2018, was $30 thousand, $31 thousand, and $32 thousand, respectively.
6. Income Taxes
The components of the provision for income taxes are as follows (in thousands):

	Fiscal Year Ended December 31, 2020	Fiscal Year Ended December 26, 2019	Fiscal Year Ended December 27, 2018
Current (benefit) / expense:
Federal	$(1,781)	$7,975	$5,496
State	4,391	2,358	1,669
Total current expense	2,610	10,333	7,165
Deferred expense / (benefit):
Federal	11,684	(6,522)	922
State	(2,070)	(4,062)	(1,890)
Total deferred expense / (benefit)	9,614	(10,584)	(968)
Provision (benefit) for income taxes	$12,224	$(251)	$6,197

The following is a summary of the differences between the total provision for income taxes as shown on the financial statements and the provision for income taxes that would result from applying the federal statutory tax rate of 21% for the fiscal years ended December 31, 2020, December 26, 2019, and December 27, 2018 to income before income taxes (in thousands).

	Fiscal Year Ended December 31, 2020	Fiscal Year Ended December 26, 2019	Fiscal Year Ended December 27, 2018
Computed “expected” provision at statutory rate	$43,513	$31,580	$25,700
State income taxes, net of federal income tax benefit	1,493	(1,364)	(627)
Permanent differences:
Excess tax benefit related to options exercised	(27,003)	(29,441)	(17,478)
Other	517	543	457
Total permanent differences	(26,486)	(28,898)	(17,021)
Change in U.S. tax rate	—	—	(573)
Provision to return	(150)	(282)	(739)
Federal tax credits	(920)	(1,306)	(685)
CARES Act benefit	(7,676)	—	—
Uncertain Tax Positions	2,724	—	—
Other, net	(274)	19	142
Provision (benefit) for income taxes	$12,224	$(251)	$6,197
The permanent differences of $27.0 million, $29.4 million, and $17.5 million in fiscal 2020, fiscal 2019, and fiscal 2018, respectively, are the federal benefits due to the recognition of excess tax deductions for stock options exercised. In the table above, the 2020, 2019, and 2018 state benefits related to the recognition of excess tax benefits of $5.3 million, $5.6 million, and $3.3 million, respectively, are included in state income taxes, net of federal income tax benefit.
The Tax Cuts and Jobs Act (the “Act “), which was enacted on December 22, 2017, reduced the U.S. federal corporate income tax rate from 35% to 21% and created new taxes that may apply on certain foreign sourced earnings. Staff Accounting Bulletin No. 118 ("SAB 118") allows for a measurement period that should not extend beyond one year from the Act enactment date of December 22, 2017. In accordance with SAB 118, the Company completed its accounting for the impact of the 2017 Act during the fourth quarter of fiscal 2018, before the end of the measurement period, and recorded a tax benefit of $18.5 million as a result of the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. As of December 31, 2020, the measurement period is closed and any amounts that were provisional at December 26, 2019 were finalized with little to no impact to the consolidated financial statement.

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and (liabilities) are presented below (in thousands):

	Fiscal Year Ended December 31, 2020	Fiscal Year Ended December 26, 2019
Deferred tax assets:
Accruals not currently deductible for tax purposes	$8,293	$2,820
Inventories	6,941	5,283
Stock-based compensation	5,979	3,984
Other intangibles	268	313
Gift card liability	557	453
Litigation accrual	120	139
Lease liabilities	259,273	233,106
Other	10,732	3,718
Total deferred tax assets	292,163	249,816
Deferred tax liabilities:
Intangible assets	(27,053)	(26,939)
Fixed assets	(62,374)	(35,576)
Right-of-use assets	(227,166)	(203,028)
Other	(3,560)	(2,651)
Total deferred tax liabilities	(320,153)	(268,194)
Net deferred tax liabilities	$(27,990)	$(18,378)
The Company generated $0.1 million and $0.7 million of tax-effected state net operating losses in fiscal 2020 and fiscal 2019, respectively; as of December 31, 2020, approximately $3.0 million of tax-effected state net operating losses were available to reduce future income taxes. The state net operating losses expire in various amounts beginning in 2032.

In assessing the realization of deferred tax assets, including net operating losses, management considered whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in prior carryback periods, future reversals of existing taxable temporary differences, tax planning strategies, and future taxable income exclusive of reversing temporary differences and carryforwards in making this assessment, and accordingly, has concluded that no valuation allowance is necessary as of December 31, 2020 or December 26, 2019.
The Company files income tax returns with the U.S. Federal government and various state jurisdictions. Prior tax years beginning in year 2018 remain open to examination by the Internal Revenue Service (“IRS”). We closed a federal audit by the IRS for the 2015 to 2017 tax years.
Following is a reconciliation of the beginning and ending balance of unrecognized tax benefits for periods presented:

	Fiscal Year Ended December 31, 2020	Fiscal Year Ended December 26, 2019	Fiscal Year Ended December 27, 2018
Unrecognized tax benefits balance at beginning of fiscal year	$402	$—	$—
Additions based on tax positions related to the current year	281	282	—
Additions for tax positions of prior years	5,424	120	—
Unrecognized tax benefits balance at end of fiscal year	$6,107	$402	$—
There were $1.9 million of unrecognized tax benefits as of December 31, 2020 that, if recognized, would affect the Company's effective tax rate, while there were no such unrecognized tax benefits as of December 26, 2019 and December 27, 2018 that would affect the Company's effective tax rate in future periods. Over the next twelve months, it is reasonably possible that our unrecognized tax benefits could be reduced by $5.4 million due to audit settlements, expiration of statute of limitations, or other resolution of uncertainties. The Company's policy is to classify interest and penalties related to unrecognized tax benefits in income tax expense. The Company recognized $0.6 million of interest expense related to unrecognized tax benefits during fiscal 2020 and no such interest expense during fiscal 2019 and fiscal 2018.
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
As a result of the faster tax depreciation methods allowed under the CARES Act for QIP and the retroactive application of those methods for QIP placed in service during fiscal 2018 and 2019, the Company incurred a fiscal 2019 net operating loss for federal income tax purposes that was carried back to prior years during which the federal tax rate was 35%, resulting in a $7.7 million income tax benefit during the second quarter of fiscal 2020. The Company received $28.4 million of cash refunds related to the accelerated QIP depreciation and the carry back of the fiscal 2019 net operating loss as of December 31, 2020.
As of December 31, 2020, the Company has deferred $12.1 million of employer social security taxes, of which 50% are required to be deposited by December 2021 and the remaining 50% by December 2022. Of the deferred employer social security taxes outstanding as of December 31, 2020, approximately $6.1 million is included in accrued expenses and other current liabilities and $6.0 million is included in other liabilities within the Condensed Consolidated Balance Sheets.
The Company recorded $1.7 million of employee retention credits during the fiscal year ended December 31, 2020, of which $1.5 million was recognized as an offset to selling and store operating expenses and $0.2 million was recognized as an offset to general and administrative expenses within the condensed Consolidated Statements of Operations and Comprehensive Income.

7. Fair Value Measurements
As of December 31, 2020 and December 26, 2019, the Company had certain financial assets and liabilities on its Consolidated Balance Sheets that were required to be measured at fair value on a recurring or non-recurring basis. The estimated fair values of financial assets and liabilities such as cash and cash equivalents, receivables, prepaid expenses and other current assets, other assets, accounts payable, and accrued expenses and other current liabilities approximate their respective fair values as reported within the Consolidated Balance Sheets. Refer to Note 1, “Summary of Significant Accounting Policies” and Note 5, “Intangible Assets” for a discussion of the valuation of goodwill and intangible assets, respectively. See Note 10, “Debt” for discussion of the fair value of the Company’s debt.
The Company also has outstanding interest rate cap contracts that were valued primarily using level 2 inputs based on data readily observable in public markets. The Company's interest rate cap contracts were negotiated with counterparties without going through a public exchange. Accordingly, the Company's fair value assessments for these derivative contracts gave consideration to the risk of counterparty default (as well as the Company's own credit risk). As of December 31, 2020 and December 26, 2019, the fair value of the Company's interest rate cap contract was less than $0.1 million.
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
Derivative Position as of December 31, 2020:

(in thousands)	Notional Balance		Final Maturity Date	Other Assets	AOCI, Net of Tax
Designated as hedges:
Interest rate cap (cash flow hedge)	$102,500	U.S. dollars	December 2021	$—	$(89)
Not designated as hedges:
Interest rate cap	$102,500	U.S. dollars	December 2021	$—	$(75)
Derivative Position as of December 26, 2019:

(in thousands)	Notional Balance		Final Maturity Date	Other Assets	AOCI, Net of Tax
Designated as hedges:
Interest rate cap (cash flow hedge)	$102,500	U.S. dollars	December 2021	$20	$236
Not designated as hedges:
Interest rate cap	$102,500	U.S. dollars	December 2021	$—	$(43)
Designated Hedge Gain (Losses)
Gains (losses) related to our designated hedge contracts are as follows:

	Effective Portion Reclassified From AOCI to Earnings			Effective Portion Recognized in Other Comprehensive Income (Loss)
	Fiscal Year Ended			Fiscal Year Ended
(in thousands)	December 31, 2020	December 26, 2019	December 27, 2018	December 31, 2020	December 26, 2019	December 27, 2018
Interest rate cap (cash flow hedge)	$—	$—	$—	$357	$(379)	$391
Interest rate swaps (cash flow hedges)	$—	$—	$—	$—	$—	$—
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
The majority of our long-term operating lease agreements are for our corporate office, retail locations, and distribution centers, which expire in various years through 2041. Most of these agreements are retail leases where both the land and building are leased. For a small number of retail locations, the Company has ground leases where only the land is leased. The initial lease terms for the Company's corporate office, retail, and distribution center facilities range from 10-20 years. The majority of these leases also include options to extend, which are factored into the recognition of their respective assets and liabilities when appropriate based on management’s assessment of the probability that the options will be exercised. Lease payments used in measurement of the lease liability typically do not include executory costs, such as taxes, insurance, and maintenance, unless those costs can be reasonably estimated at lease commencement. Additionally, one building lease contains variable lease payments, which are determined based on a percentage of retail sales over a contractual level, and we sublease real estate within one distribution center to a third party. Certain of our lease agreements include escalating rents over the lease terms which, under Topic 842, results in rent being expensed on a straight-line basis over the life of the lease that commences on the date we have the right to control the property. Our lease agreements do not contain any residual value guarantees or restrictive covenants that would reasonably be expected to have a material impact on our business.

When readily determinable, the rate implicit in the lease is used to discount lease payments to present value; however, substantially all of our leases do not provide a readily determinable implicit rate. If the rate implicit in the lease is not readily determinable, we use a third party to assist in the determination of a secured incremental borrowing rate, determined on a collateralized basis, to discount lease payments based on information available at lease commencement. The secured incremental borrowing rate is estimated based on yields obtained from Bloomberg for U.S. consumers with a BB- credit rating and is adjusted for collateralization as well as inflation. As of December 31, 2020 and December 26, 2019, the Company's weighted average discount rate was 5.3% and 5.3%, respectively. As of December 31, 2020 and December 26, 2019, the Company's weighted average remaining lease term was approximately 11 years and 10 years, respectively.
Lease Position
The table below presents supplemental balance sheet information related to operating leases.

in thousands, except lease term and discount rate	Classification	As of December 31, 2020	As of December 26, 2019
Assets
Building	Right-of-use assets	$851,092	$808,989
Equipment	Right-of-use assets	6,865	7,322
Land	Right-of-use assets	56,708	2,378
Software	Right-of-use assets	1,660	3,567
Total operating lease assets		916,325	822,256
Liabilities
Current
Building	Current portion of lease liabilities	88,287	67,500
Equipment	Current portion of lease liabilities	3,941	3,758
Land	Current portion of lease liabilities	440	170
Software	Current portion of lease liabilities	1,834	3,164
Total current operating lease liabilities		94,502	74,592
Noncurrent
Building	Lease liabilities	873,098	837,510
Equipment	Lease liabilities	2,924	3,902
Land	Lease liabilities	65,103	2,357
Software	Lease liabilities	—	500
Total noncurrent operating lease liabilities		941,125	844,269
Total operating lease liabilities		$1,035,627	$918,861

Weighted-average remaining lease term		11 years	10 years
Weighted-average discount rate		5.3%	5.3%

Lease Costs
The table below presents components of lease expense for operating leases.

		Fiscal Year Ended
in thousands	Classification	December 31, 2020	December 26, 2019 (3)
Fixed operating lease cost:	Selling and store operating	$105,207	$87,124
	Cost of sales	22,672	17,132
	Pre-opening	7,886	5,959
	General and administrative	4,118	2,272
Total fixed operating lease cost		$139,883	$112,487

Variable lease cost (1):	Selling and store operating	$34,499	$28,894
	Cost of sales	4,860	3,570
	Pre-opening	657	151
	General and administrative	151	5
Total variable lease cost		$40,167	$32,620

Sublease income	Cost of sales	(2,713)	(2,414)
Operating lease right-of-use asset impairment	General and administrative	—	4,136
Total operating lease cost (2)		$177,337	$146,829
(1)Includes variable costs for common area maintenance, property taxes, and insurance on leased real estate.
(2)Excludes short-term lease costs, which were immaterial for the fiscal years ended December 31, 2020 and December 26, 2019.
(3)To conform to the current period presentation, the presentation of the components of operating lease expense for the fiscal year ended December 26, 2019 has been updated within this table to provide disclosure of variable lease costs and additional information related to the classification of operating lease costs within the Consolidated Statements of Operations and Comprehensive Income.
Undiscounted Cash Flows
Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2020, were:

in thousands	Amount
2021	$145,813
2022	141,815
2023	136,289
2024	133,866
2025	125,790
Thereafter	713,557
Total minimum lease payments (1) (2)	1,397,130
Less: amount of lease payments representing interest	361,503
Present value of future minimum lease payments	1,035,627
Less: current obligations under leases	94,502
Long-term lease obligations	$941,125
(1)Future lease payments exclude approximately $132.9 million of legally binding minimum lease payments for operating leases signed but not yet commenced.
(2)Operating lease payments include $59.3 million related to options to extend lease terms that are reasonably certain of being exercised.

For the fiscal years ended December 31, 2020 and December 26, 2019, cash paid for operating leases was $131.3 million and $112.8 million.
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
The Company maintains insurance that may cover any liability arising out of the above-referenced litigation up to the policy limits and subject to meeting certain deductibles and to other terms and conditions thereof. Estimating an amount or range of possible losses resulting from litigation proceedings is inherently difficult, particularly where the matters involve indeterminate claims for monetary damages and are in the stages of the proceedings where key factual and legal issues have not been resolved. For these reasons, we are currently unable to predict the ultimate timing or outcome of or reasonably estimate the possible losses or a range of possible losses resulting from the above-referenced litigation.
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

10. Debt
The following table summarizes the Company's long-term debt as of December 31, 2020 and December 26, 2019 (dollars in thousands):

	Maturity Date	Interest Rate Per Annum at December 31, 2020		December 31, 2020	December 26, 2019
Credit Facilities:
UBS Facility Term Loan B	February 14, 2027	2.15%	Variable	$143,179	$145,500
UBS Facility Term Loan B-1	February 14, 2027	5.00%	Variable	74,625	—
Wells Facility Revolving Line of Credit	February 14, 2025	3.50%	Variable	—	—
Total secured debt at par value				217,804	145,500
Less: current maturities				1,647	—
Long-term debt maturities				216,157	145,500
Less: unamortized discount and debt issuance costs				9,000	2,894
Total long-term debt				$207,157	$142,606
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
The following table summarizes scheduled maturities of the Company’s debt, including current maturities, as of December 31, 2020:

in thousands	Amount
2021	$1,647
2022	2,196
2023	2,196
2024	2,196
2025	2,384
Thereafter (1)	207,185
Total minimum debt payments	$217,804
(1)Thereafter maturities are comprised of $136.3 million due under the term loan B facility and $70.9 million due under the term loan B-1 facility through February 14, 2027.
Components of interest expense are as follows for the periods presented:

	Fiscal Year Ended
in thousands	December 31, 2020	December 26, 2019	December 27, 2018
Total interest costs	$9,606	$8,801	$8,917
Interest capitalized	1,217	—	—
Interest expense, net	$8,389	$8,801	$8,917

Term Loan Facility
On February 14, 2020, the Company entered into a repricing and third amendment to the credit agreement governing its senior secured term loan facility (the "Term Loan B Facility") which, among other things, (a) refinanced the existing term loan B facility with a new term loan B facility in the same aggregate principal amount of approximately $144.6 million, and (b) extended the stated maturity date under the Term Loan Facility to February 14, 2027. The Term Loan Facility also includes an “accordion” feature that allows the Company, under certain circumstances, to increase the size of the Term Loan Facility by an amount up to the greater of $270.0 million and 100.0% of Consolidated EBITDA (as defined in the Term Loan Facility), plus additional amounts (x) if such increase is secured on a pari passu basis with the loans under the Term Loan Facility, up to a Consolidated First Lien Leverage Ratio (as defined in the Term Loan Facility) of 2.50:1.00, (y) if such increase is secured on a junior basis with the loans under the Term Loan Facility, up to a Consolidated Secured Leverage Ratio (as defined in the Term Loan Facility) of 3.50:1.00 and (z) if such increase is unsecured, up to a Consolidated Total Leverage Ratio (as defined in the Term Loan Facility) of 3.50:1.00, subject to certain additional adjustments, which, under certain circumstances, allow for a Consolidated Total Leverage Ratio of up to 4.50:1.00.
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
On May 18, 2020, to provide additional liquidity in response to the business uncertainties resulting from the evolving COVID-19 pandemic, the Company entered into a fourth amendment to the Term Loan Facility, which, among other things, provides for a new incremental term loan facility in an aggregate principal amount of $75.0 million with a maturity date of February 14, 2027 (the “Term Loan B-1 Facility”). The Company received net proceeds of $70.5 million from the term loan B-1 facility after deducting a $4.1 million original issuance discount and $0.3 million of debt issuance costs to third parties. The Company intends to use the net proceeds to support its growth plans and for general corporate purposes. The term loan B-1 facility is a separate tranche from the Company's existing term loan B facility. The terms of loans under the term loan B facility remained unchanged as a result of the fourth amendment to the Term Loan Facility.
The Term Loan Facility provides a margin for loans under the term loan B-1 facility of (x) in the case of ABR Loans (as defined in the Term Loan Facility), 3.00% per annum, and (y) in the case of Eurodollar Loans (as defined in the Term Loan Facility), 4.00% per annum (subject to a 1.00% floor on Eurodollar Loans). At December 31, 2020, the applicable interest rate for borrowings was 2.15% for the term loan B facility and 5.00% for the term loan B-1 facility.
The Company entered into a fifth amendment to the Term Loan Facility on February 9, 2021 as discussed in Note 14, "Subsequent Event."
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
As of December 31, 2020, the Company's ABL Facility had a maximum availability of $400.0 million with actual available borrowings limited to the sum, at the time of calculation, of (a) eligible credit card receivables multiplied by the credit card advance rate, plus (b) the cost of eligible inventory, net of inventory reserves, multiplied by the applicable appraisal percentage, plus (c) 85% of eligible net trade receivables, plus (d) all eligible cash on hand, plus (e) 100% of the amount for which the eligible letter of credit must be honored after giving effect to any draws, minus certain Availability Reserves (each component as defined in the ABL Facility). The ABL Facility is available for issuance of letters of credit and contains a sublimit of $50.0 million for standby letters of credit and commercial letters of credit combined. Available borrowings under the facility are reduced by the face amount of outstanding letters of credit.
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
Net availability under the ABL Facility, as reduced by outstanding letters of credit of $21.3 million, was $378.7 million based on financial data as of December 31, 2020.
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
Deferred Debt Issuance Cost and Original Issue Discount
Deferred debt issuance cost related to our ABL Facility of $975 thousand and $574 thousand as of December 31, 2020 and December 26, 2019, respectively, are included in other assets on our Consolidated Balance Sheets. Deferred debt issuance cost and original issue discount related to our Term Loan Facility of $9.0 million and $2.9 million as of December 31, 2020 and December 26, 2019, respectively, are included in term loans on our Consolidated Balance Sheets. For the fiscal years ended December 31, 2020, December 26, 2019, and December 27, 2018, deferred debt issuance and original issue discount amortization expense was $1.4 million, $1.1 million, and $1.0 million, respectively.

Fair Value of Debt
The fair values of certain of the Company’s debt instruments have been determined by utilizing Level 3 inputs, such as available market information and appropriate valuation methodologies, including the rates for similar instruments and the discounted cash flows methodology. Market risk associated with our fixed and variable rate long-term debt relates to the potential change in fair value and negative impact to future earnings, respectively, from a change in interest rates. The aggregate fair value of debt was based primarily on discounted cash flows utilizing estimated interest rates, maturities, credit risk, and underlying collateral and is classified primarily as Level 3 within the fair value hierarchy. At December 31, 2020 and December 26, 2019, the fair values of the Company’s debt are as follows (in thousands):

in thousands	December 31, 2020	December 26, 2019
Total debt at par value	$217,804	$145,500
Less: unamortized discount and debt issuance costs	9,000	2,894
Net carrying amount	208,804	142,606
Fair value	$215,626	$145,136
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
Stock Incentive Plans
On January 13, 2011, the Company adopted the 2011 Stock Option Plan (as amended, restated, supplemented or otherwise modified from time to time, the “2011 Plan”) to provide for the grant of stock options to employees (including officers), consultants and non-employee directors of the Company and its subsidiaries. Pursuant to the terms of the 2011 Plan, the Company was authorized to grant options for the purchase of up to 12,520,407 shares as of December 29, 2016 and 10,780,970 shares as of December 31, 2015. As of December 29, 2016 and December 31, 2015, there were 179,575 and 104,269 shares available for grant pursuant to awards under the 2011 Plan, respectively. We ceased granting awards under the 2011 Plan upon the implementation of the 2017 Plan (as defined below).
On April 13, 2017, the board of directors approved the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan (the “2017 Plan”), which was subsequently approved by the Company’s stockholders. The 2017 Plan authorizes the Company to grant options and restricted stock awards to eligible employees (including officers), consultants, and non-employee directors up to an aggregate of 5,000,000 shares of Class A common stock. As of December 31, 2020 and December 26, 2019, there were 2,120,839 and 2,806,549 shares available for grant pursuant to awards under the 2017 Plan, respectively.
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

On May 22, 2020, certain of the Company’s certain of the Company’s stockholders completed a secondary public offering (the “May 2020 Secondary Offering”) of an aggregate of 4,972,900 shares of common stock at a price to the public of $44.55 per share. The Company did not sell any shares in the May 2020 Secondary Offering and did not receive any proceeds from the sales of shares by the selling stockholders.
On August 13, 2020, certain of the Company’s certain of the Company’s stockholders completed a secondary public offering (the “August Secondary Offering”) of an aggregate of 5,686,422 shares of common stock at a price to the public of $67.60 per share. The Company did not sell any shares in the August Secondary Offering and did not receive any proceeds from the sales of shares by the selling stockholders.
Stock-based Compensation
The Company accounts for stock-based compensation in accordance with ASC 718, Compensation- Stock Compensation, which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation, net of forfeitures, over the requisite service period for awards expected to vest. Stock-based compensation expense for the fiscal years ended December 31, 2020, December 26, 2019, and December 27, 2018 was $16.1 million, $8.7 million, and $6.5 million, respectively, and was included in general and administrative expenses on the Company’s Consolidated Statements of Operations and Comprehensive Income.
Stock Options
Stock options are granted with an exercise price greater than or equal to the fair market value on the date of grant, as authorized by the Company’s board of directors or compensation committee. Options granted have contractual terms of ten years and vesting provisions ranging from one year to five years. Stock options granted during fiscal 2020 vest in four ratable annual installments on each of the first four anniversaries of the grant date, subject to the grantee’s continued service through the applicable vesting date. Stock option grants are generally subject to forfeiture if employment terminates prior to vesting.
The fair value of stock option awards granted was estimated using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Fiscal Year Ended December 31, 2020	Fiscal Year Ended December 26, 2019	Fiscal Year Ended December 27, 2018
Weighted average fair value per stock option	$22.27	$20.38	$15.63
Risk-free interest rate	1.17%	2.06%	3.05%
Expected volatility	39%	45%	45%
Expected life (in years)	5.75	6.68	6.29
Dividend yield	—%	—%	—%
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
The table below summarizes stock option activity for the fiscal year ended December 31, 2020:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 26, 2019	6,037,079	$13.64
Granted	294,563	58.15
Exercised	(2,485,427)	7.75
Forfeited or expired	(105,611)	25.71
Outstanding at December 31, 2020	3,740,604	$20.72	5.9	$269,794
Vested and exercisable at December 31, 2020	2,071,137	$13.22	4.8	$164,918

The fair value of stock options vested during the fiscal years ended December 31, 2020, December 26, 2019, and December 27, 2018 was $7.5 million, $7.5 million, and $4.9 million, respectively. The aggregate intrinsic value of stock options exercised was $135.5 million, $146.6 million, and $87.2 million for the fiscal years ended December 31, 2020, December 26, 2019, and December 27, 2018, respectively.
The Company’s total unrecognized compensation cost related to stock options as of December 31, 2020 was $16.0 million and is expected to be recognized over a weighted average period of 2.2 years.
Restricted Stock Units
During the fiscal year ended December 31, 2020, the Company granted restricted stock units to certain employees that represent an unfunded, unsecured right to receive a share of the Company’s Class A common stock upon vesting. These awards vest in four ratable annual installments on each of the first four anniversaries of the grant date, subject to the grantee’s continued service through the applicable vesting date. The fair value of the restricted stock units was determined based on the closing price of the Company’s Class A common stock on the date of grant.
The following table summarizes restricted stock unit activity during the fiscal year ended December 31, 2020:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 27, 2019	—	$—
Granted	133,256	59.24
Vested	—	—
Forfeited	(5,036)	55.08
Unvested at December 31, 2020	128,220	$59.40
The total unrecognized compensation cost related to restricted stock units as of December 31, 2020 was $6.2 million and is expected to be recognized over a weighted average period of 3.2 years.
Restricted Stock Awards
During the fiscal year ended December 31, 2020, the Company issued restricted stock awards to certain executive officers and non-employee directors comprised of performance-based restricted stock, total shareholder return (“TSR”) awards, and service-based restricted stock. The performance-based restricted stock cliff vest based on (i) the Company's achievement of predetermined financial metrics at the end of a three-year performance period and (ii) the grantee’s continued service through the vesting date, which varies by grantee and ranges between approximately three to four years from the grant date. The TSR awards cliff vest based on (i) the Company's relative TSR compared to a specified peer group, with no vesting unless the Company’s TSR exceeds the median of the specified peer group and (ii) the grantee's continued service through the vesting date, which varies by grantee and ranges between approximately three to four years from the grant date.
The following table summarizes restricted stock award activity during the fiscal year ended December 31, 2020:

	Restricted Stock Awards
	Service-based		Performance-based		TSR
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at December 27, 2019	37,032	$35.78	—	$—	—	$—
Granted	103,767	57.84	160,315	57.70	104,456	44.28
Vested	(8,955)	27.23	—	—	—	—
Forfeited	—	—	—	—	—	—
Unvested at December 31, 2020	131,844	$53.72	160,315	$57.70	104,456	$44.28

The fair value of performance-based and service-based restricted stock awards is based on the closing market price of the Company's Class A common stock on the date of grant. The fair value of the TSR awards is estimated on grant date using the Monte Carlo valuation method. Compensation cost for restricted stock awards is recognized using the straight-line method over the requisite service period, which for each of the awards is the service vesting period. As of December 31, 2020 and December 26, 2019, total unrecognized compensation cost related to unvested restricted stock awards was $15.2 million and $1.1 million, respectively. The unrecognized compensation cost remaining as of December 31, 2020 is expected to be recognized over a weighted average period of 2.6 years.
The total fair value of restricted stock awards that vested during the fiscal years ended December 31, 2020 and December 26, 2019 was $0.5 million and $0.5 million, respectively. No restricted stock awards vested during fiscal 2018.
Employee Stock Purchase Plan
At our 2018 annual meeting of stockholders held on May 17, 2018, our stockholders approved the Floor & Decor Holdings, Inc. Employee Stock Purchase Plan (the “ESPP”), which became available to substantially all of our employees beginning in the third quarter of fiscal 2018. The ESPP is a tax-qualified plan under Section 423 of the Internal Revenue Code, and it permits eligible employees to purchase shares of our common stock through payroll deductions, subject to certain limitations. The Company has designated a purchase price per share of common stock acquired under the ESPP at the lesser of 90% of the lower of the fair market value of our common stock on either the first or last trading day of each six-month offering period. There are 1,500,000 shares of our Class A common stock, par value $0.001 per share, approved for issuance under the ESPP, 56,389 and 104,363 of which were issued during fiscal 2020 and fiscal 2019, respectively. During fiscal 2020, fiscal 2019, and fiscal 2018, the Company recognized $0.7 million, $0.5 million, and $0.3 million, respectively, of stock-based compensation expense related to the ESPP.
Deferred Compensation Plan
In October 2019, the Company adopted the 2019 Director Nonqualified Excess Plan (the “Plan”) to provide for certain employees or independent contractors of the employer (including directors) to elect to defer compensation, including restricted stock grants, until they separate from service. The Plan is intended to be a nonqualified deferred compensation plan that complies with the provisions of Section 409A of the Internal Revenue Code and is effective for compensation starting in fiscal 2020. Deferrals and related compensation expense under the Plan were immaterial in fiscal 2020.

12. Earnings Per Share
Net Income per Common Share
The Company calculates basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effect of share-based awards.
The following table shows the computation of basic and diluted earnings per share for the periods presented:

in thousands, except per share data	Fiscal Year Ended December 31, 2020	Fiscal Year Ended December 26, 2019	Fiscal Year Ended December 27, 2018
Net income	$194,981	$150,631	$116,187
Basic weighted average shares outstanding	102,690	99,435	96,770
Dilutive effect of share-based awards	3,452	5,527	7,791
Diluted weighted average shares outstanding	106,142	104,962	104,561
Basic earnings per share	$1.90	$1.51	$1.20
Diluted earnings per share	$1.84	$1.44	$1.11
The following potentially dilutive securities were excluded from the calculation of diluted earnings per share as a result of their anti-dilutive effect:

in thousands	Fiscal Year Ended December 31, 2020	Fiscal Year Ended December 26, 2019	Fiscal Year Ended December 27, 2018
Stock options	320	971	298

13. Selected Quarterly Financial Information (unaudited)
The following tables present the Company’s unaudited quarterly results for fiscal 2020 and fiscal 2019.

	Fiscal 2020
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$554,937	$462,352	$684,847	$723,652
Gross profit	236,032	196,692	294,628	307,540
Net income	37,063	32,004	68,774	57,140
Basic earnings per share	0.36	0.31	0.67	0.55
Diluted earnings per share	0.35	0.30	0.65	0.54

	Fiscal 2019
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$477,050	$520,311	$521,093	$527,002
Gross profit	201,374	217,823	213,788	230,029
Net income	30,720	43,596	40,974	35,341
Basic earnings per share	0.31	0.44	0.41	0.35
Diluted earnings per share	0.29	0.42	0.39	0.34
14. Subsequent Event
Fifth Amendment to Term Loan Facility
On February 9, 2021, (the “Fifth Amendment Effective Date”), the Company entered into a fifth amendment to the Term Loan Facility which among other things, (a) refinanced the existing term loan B-1 facility with a new term facility in an aggregate principal amount of $65.0 million with a maturity date of February 14, 2027 (the “Supplemental Term Loan Facility”), and has the same terms as the Term Loan B Facility and (b) provides that voluntary prepayments of the Term Loan Facility made within six (6) months after the Fifth Amendment Effective Date are subject to a 1% soft call prepayment premium.
The margin applicable to the Supplemental Term Loans Facility is the same as the margin applicable to the Term Loan B Facility, which is: (x) in the case of ABR Loans (as defined in the Term Loan Facility), 1.00% per annum (subject to satisfying a leverage ratio test and subject to a leverage-based step-up to 1.25% if such leverage ratio test is exceeded), and (y) in the case of Eurodollar Loans (as defined in the Term Loan Facility), 2.00% per annum (subject to satisfying a leverage ratio test and subject to a leverage-based step-up to 2.25% if such leverage ratio test is exceeded) (subject to a 0.00% floor on Eurodollar Loans).

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.
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
Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2020, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.
Ernst & Young LLP, our independent registered public accounting firm, has issued an unqualified opinion on the effectiveness of internal control over financial reporting as of December 31, 2020, which is included in “Part II, Item 8 - Financial Statements and Supplementary Data.”
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the fourth quarter of our fiscal year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION.
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item will be contained in our definitive Proxy Statement in connection with our 2020 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2020 (the “Proxy Statement”), and is incorporated herein by reference.
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
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2020 and December 26, 2019
Consolidated Statements of Operations and Comprehensive Income for the fiscal years ended December 31, 2020, December 26, 2019, and December 27, 2018
Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2020, December 26, 2019, and December 27, 2018
Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended December 31, 2020, December 26, 2019, and December 27, 2018
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:
There are no Financial Statement Schedules included with this filing for the reason that they are not applicable or are not required or the information is included in the financial statements or notes thereto

3.	Exhibits:
Exhibit No
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

4.3	Description of Securities
10.1	FDO Holdings, Inc. Amended and Restated 2011 Stock Incentive Plan(4)#
10.2	First Amendment to FDO Holdings, Inc. Amended and Restated 2011 Stock Incentive Plan(4)#
10.3	Second Amendment to FDO Holdings, Inc. Amended and Restated 2011 Stock Incentive Plan(4)#
10.4	Third Amendment to FDO Holdings, Inc. Amended and Restated 2011 Stock Incentive Plan(4)#
10.5	Fourth Amendment to FDO Holdings, Inc. Amended and Restated 2011 Stock Incentive Plan(5)#
10.6	Form of Stock Option Agreement under the FDO Holdings, Inc. Amended and Restated 2011 Stock Incentive Plan(4)#
10.7	Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan(3)#
10.8	Form of Stock Option Agreement under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan(2)#
10.9	Form of Restricted Stock Agreement under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan(4)#
10.10	Form of Performance Restricted Stock Agreement under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan(12)#
10.11	Form of Indemnification Agreement by and between Floor & Decor Holdings, Inc. and its directors and officers
10.12	Second Amended and Restated Employment Agreement, dated February 3, 2020, between Floor and Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and Thomas V. Taylor(12)#
10.13	Consulting Agreement, dated December 3, 2012, by and between Floor and Decor Outlets of America, Inc., FDO Holdings, Inc. and George Vincent West(4)#
10.14	First Amendment, dated March 11, 2019, to Consulting Agreement by and between Floor and Decor Outlets of America, Inc., FDO Holdings, Inc., and George Vincent West (10)#
10.15	Second Amended and Restated Employment Agreement, dated February 3, 2020, between Floor and Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and Lisa G. Laube(12)#
10.16	Second Amended and Restated Employment Agreement, dated February 3, 2020, between Floor and Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and Trevor S. Lang(12)#
10.17	Second Amended and Restated Employment Agreement, dated February 3, 2020, between Floor and Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and David V. Christopherson(12)#
10.18	Amended and Restated Employment Agreement, dated February 3, 2020, between Floor and Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and Brian K. Robbins(12)#

10.19	Addendum to Employment Agreement, dated March 26, 2020, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and Thomas V. Taylor(16)#
10.20	Addendum to Employment Agreement, dated March 26, 2020, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and David V. Christopherson(16)#
10.21	Addendum to Employment Agreement, dated March 26, 2020, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and Brian K. Robbins(16)#
10.22	Addendum to Employment Agreement, dated March 26, 2020, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and Trevor S. Lang(16)#
10.23	Addendum to Employment Agreement, dated March 26, 2020, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and Lisa G. Laube(16)#
10.24	Floor & Decor Holdings, Inc Employee Stock Purchase Plan(6)#
10.25	First Amendment to Floor & Decor Holdings, Inc. Employee Stock Purchase Plan(7)#
10.26	Second Amendment to Floor & Decor Holdings, Inc. Employee Stock Purchase Plan(8)#
10.27
Amended and Restated Credit Agreement, dated as of September 30, 2016, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent and Swing Line Lender, Wells Fargo Bank, National Association, as Term Loan Agent, the lenders from time to time party thereto, Bank of America, N.A., as Syndication Agent, and Wells Fargo Bank, National Association and Merrill Lynch, Pierce and Fenner & Smith Incorporated, as Joint Lead Arrangers and Joint Bookrunners(4)

10.28
Amended and Restated Security Agreement, dated as of September 30, 2016, by and among Floor and Decor Outlets of America, Inc., the other borrowers and guarantors party thereto from time to time, Wells Fargo Bank, National Association, as Collateral Agent, and Wells Fargo Bank, National Association, as Administrative Agent(4)

10.29
Credit Agreement, dated as of September 30, 2016, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., the lenders from time to time parties thereto, UBS AG, Stamford Branch, as Administrative Agent and Collateral Agent, and UBS Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Bank PLC, Goldman Sachs Bank USA and Wells Fargo Securities LLC, as Joint Lead Arrangers and Joint Bookrunners(4)

10.30
Security Agreement, dated as of September 30, 2016, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., the other loan parties from time to time party thereto and UBS AG, Stamford Branch, as Collateral Agent and Administrative Agent and the lenders party thereto(4)

10.31
Guaranty Agreement, dated as of September 30, 2016, by FDO Acquisition Corp. in favor of UBS AG, Stamford Branch, as Collateral Agent, and UBS AG, Stamford Branch, as Administrative Agent and the lenders party thereto(4)

10.32
Amendment No. 1 to Credit Agreement, dated as of March 31, 2017, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., the other loan parties from time to time party thereto, the lenders from time to time party thereto, and UBS AG, Stamford Branch, as Administrative Agent and Collateral Agent(4)

10.33
Amendment No. 2 to Credit Agreement, dated as of November 22, 2017, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., the other loan parties from time to time party thereto, the lenders from time to time party thereto, and UBS AG, Stamford Branch, as Administrative Agent and Collateral Agent(9)

10.34
Amendment No. 3 to Credit Agreement and Amendment No. 1 to Security Agreement, dated as of February 14, 2020, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., FD Sales Company, LLC, the lenders from time to time parties thereto and UBS AG, Stamford Branch, as Administrative Agent and Collateral Agent (13)

10.35
Amendment No. 4 and Incremental Term Loan Agreement to Credit Agreement, dated as of May 18, 2020, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., FD Sales Company, LLC, the lenders from time to time parties thereto and UBS AG, Stamford Branch, as Administrative Agent and Collateral Agent (14)

10.36
Amendment No. 5 and Incremental Term Loan Agreement to Credit Agreement, dated as of February 9, 2021, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., FD Sales Company LLC, the lenders party thereto, UBS AG, Stamford Branch, as Administrative Agent and Collateral Agent and Golub Capital LLC, as Additional Initial Term Loan Arranger (15)

10.37	Floor & Decor Holdings, Inc., Incentive Compensation Recoupment Policy (11)#
10.38	Floor & Decor Holdings, Inc. Director Nonqualified Excess Plan
21.1	List of subsidiaries(4)
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File- the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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
(3)Filed as an exhibit to the Registrant’s Form 8-K (File No. 001-38070) filed with the SEC on May 2, 2017, and incorporated herein by reference.
(4)Filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-216000) filed with the SEC on April 7, 2017, and incorporated herein by reference.
(5)Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-221525) filed with the SEC on November 13, 2017, and incorporated herein by reference.
(6)Filed as Annex A to the Registrant’s Definitive Proxy Statement (File No. 001-38070), filed with the SEC on March 27, 2018, and incorporated herein by reference.
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
(10)Filed as Exhibit 10.1 to the Registrant’s Form 10-Q (File No. 001-38070) filed with the SEC on May 2, 2019, and incorporated herein by reference.
(11)Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-38070) filed with the SEC on May 2, 2019, and incorporated herein by reference.
(12)Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-38070) filed with the SEC on February 4, 2020, and incorporated herein by reference.
(13)Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-38070) filed with the SEC on February 19, 2020, and incorporated herein by reference.
(14)Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-38070) filed with the SEC on May 18, 2020, and incorporated herein by reference.
(15)Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-38070) filed with the SEC on February 9, 2021, and incorporated herein by reference.
(16)Filed as an exhibit to the Registrant’s Form 10-Q (File No. 001-38070) filed with the SEC on April 30, 2020, and incorporated herein by reference.

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOOR & DECOR HOLDINGS, INC.

Date: February 25, 2021	/s/ Thomas V. Taylor
Thomas V. Taylor Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 25, 2021.

Signature	Title	Date

/s/ Thomas V. Taylor	Chief Executive Officer (Principal Executive Officer) and Director	February 25, 2021
Thomas V. Taylor

/s/ Trevor S. Lang	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2021
Trevor S. Lang

/s/ Norman H. Axelrod	Chairman of the Board	February 25, 2021
Norman H. Axelrod

/s/ George Vincent West	Vice Chairman of the Board	February 25, 2021
George Vincent West

/s/ David B. Kaplan	Director	February 25, 2021
David B. Kaplan

/s/ Ryan R. Marshall	Director	February 25, 2021
Ryan R. Marshall

/s/ Kamy Scarlett	Director	February 25, 2021
Kamy Scarlett

/s/ Peter M. Starrett	Director	February 25, 2021
Peter M. Starrett

/s/ Richard L. Sullivan	Director	February 25, 2021
Richard L. Sullivan

/s/ Felicia D. Thornton	Director	February 25, 2021
Felicia D. Thornton

/s/ Charles D. Young	Director	February 25, 2021
Charles D. Young