Form 10-Q
period 2021-04-01
Floor & Decor Holdings, Inc.
filed 2021-05-06
CIK 1507079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2021
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2021
Class A common stock, $0.001 par value per share	104,911,805

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

in thousands, except for share and per share data	As of April 1, 2021	As of December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$354,051	$307,772
Receivables, net	60,002	50,427
Inventories, net	607,649	654,000
Prepaid expenses and other current assets	40,173	28,257
Total current assets	1,061,875	1,040,456
Fixed assets, net	611,311	579,359
Right-of-use assets	947,451	916,325
Intangible assets, net	109,269	109,269
Goodwill	227,447	227,447
Other assets	7,370	7,569
Total long-term assets	1,902,848	1,839,969
Total assets	$2,964,723	$2,880,425
Liabilities and stockholders’ equity
Current liabilities:
Current portion of term loans	$2,103	$1,647
Current portion of lease liabilities	79,041	94,502
Trade accounts payable	402,134	417,898
Accrued expenses and other current liabilities	160,406	162,283
Income taxes payable	13,635	12,391
Deferred revenue	15,659	10,115
Total current liabilities	672,978	698,836
Term loans	195,546	207,157
Lease liabilities	975,185	941,125
Deferred income tax liabilities, net	32,449	27,990
Other liabilities	7,845	7,929
Total long-term liabilities	1,211,025	1,184,201
Total liabilities	1,884,003	1,883,037
Commitments and Contingencies (Note 5)
Stockholders’ equity
Capital stock:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at April 1, 2021 and December 31, 2020	—	—
Common stock Class A, $0.001 par value; 450,000,000 shares authorized; 104,628,761 shares issued and outstanding at April 1, 2021 and 104,368,212 issued and outstanding at December 31, 2020	105	104
Common stock Class B, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at April 1, 2021 and December 31, 2020	—	—
Common stock Class C, $0.001 par value; 30,000,000 shares authorized; 0 shares issued and outstanding at April 1, 2021 and December 31, 2020	—	—
Additional paid-in capital	415,576	408,124
Accumulated other comprehensive income, net	247	164
Retained earnings	664,792	588,996
Total stockholders’ equity	1,080,720	997,388
Total liabilities and stockholders’ equity	$2,964,723	$2,880,425
See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Thirteen Weeks Ended
in thousands, except for per share data	April 1, 2021	March 26, 2020
Net sales	$782,537	$554,937
Cost of sales	445,604	318,905
Gross profit	336,933	236,032
Operating expenses:
Selling and store operating	189,946	153,066
General and administrative	44,041	30,858
Pre-opening	6,997	5,434
Total operating expenses	240,984	189,358
Operating income	95,949	46,674
Interest expense, net	1,388	1,807
Income before income taxes	94,561	44,867
Provision for income taxes	18,765	7,804
Net income	$75,796	$37,063
Change in fair value of hedge instruments, net of tax	83	68
Total comprehensive income	$75,879	$37,131
Basic earnings per share	$0.73	$0.36
Diluted earnings per share	$0.71	$0.35
See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
	Class A
in thousands	Shares	Amount
Balance, January 1, 2021	104,368	$104	$408,124	$164	$588,996	$997,388
Stock-based compensation expense	—	—	4,734	—	—	4,734
Exercise of stock options	195	1	2,382	—	—	2,383
Issuance of restricted stock awards	27	—	—	—	—	—
Forfeiture of restricted stock awards	(2)	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	25	—	—	—	—	—
Shares issued under employee stock purchase plan	26	—	1,302	—	—	1,302
Common stock redeemed for tax liability	(10)	—	(966)	—	—	(966)
Other comprehensive gain, net of tax	—	—	—	83	—	83
Net income	—	—	—	—	75,796	75,796
Balance, April 1, 2021	104,629	$105	$415,576	$247	$664,792	$1,080,720

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Class A
in thousands	Shares	Amount
Balance, December 27, 2019	101,458	$101	$370,413	$(193)	$394,015	$764,336
Stock-based compensation expense	—	—	2,908	—	—	2,908
Exercise of stock options	453	1	3,782	—	—	3,783
Issuance of restricted stock awards	368	—	—	—	—	—
Shares issued under employee stock purchase plan	30	—	1,131	—	—	1,131
Other comprehensive gain, net of tax	—	—	—	68	—	68
Net income	—	—	—	—	37,063	37,063
Balance, March 26, 2020	102,309	$102	$378,234	$(125)	$431,078	$809,289
See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Thirteen Weeks Ended
in thousands	April 1, 2021	March 26, 2020
Operating activities
Net income	$75,796	$37,063
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,415	22,088
Gain on asset impairments and disposals, net	—	(29)
Deferred income taxes	4,459	(4,739)
Interest cap derivative contracts	84	83
Stock-based compensation expense	4,734	2,908
Changes in operating assets and liabilities:
Receivables, net	(9,575)	18,740
Inventories, net	46,351	(7,076)
Trade accounts payable	(13,376)	(48,644)
Accrued expenses and other current liabilities	(16,204)	(2,478)
Income taxes	1,244	12,542
Deferred revenue	5,544	506
Other, net	(24,476)	(6,296)
Net cash provided by operating activities	100,996	24,668
Investing activities
Purchases of fixed assets	(45,876)	(38,384)
Net cash used in investing activities	(45,876)	(38,384)
Financing activities
Borrowings on revolving line of credit	—	275,000
Proceeds from term loans	65,000	—
Payments on term loans	(75,151)	(875)
Proceeds from exercise of stock options	2,383	3,783
Proceeds from employee stock purchase plan	1,302	1,131
Debt issuance costs	(1,409)	(2,429)
Tax payments for stock-based compensation awards	(966)	—
Net cash (used in) provided by financing activities	(8,841)	276,610
Net increase in cash and cash equivalents	46,279	262,894
Cash and cash equivalents, beginning of the period	307,772	27,037
Cash and cash equivalents, end of the period	$354,051	$289,931
Supplemental disclosures of cash flow information
Buildings and equipment acquired under operating leases	$53,758	$63,578
Cash paid for interest, net of capitalized interest	$1,376	$1,298
Cash paid for income taxes, net of refunds	$13,055	$—
Fixed assets accrued at the end of the period	$46,275	$19,620
See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
Nature of Business
Floor & Decor Holdings, Inc., together with its subsidiaries (the “Company,” “we,” “our,” or “us”) is a highly differentiated, rapidly growing specialty retailer of hard surface flooring and related accessories. We offer a broad in-stock assortment of tile, wood, laminate, vinyl, and natural stone flooring along with decorative and installation accessories and adjacent categories at everyday low prices. Our stores appeal to a variety of customers, including professional installers and commercial businesses (“Pro”), Do it Yourself customers (“DIY”), and customers who buy our products for professional installation (“Buy it Yourself” or “BIY”). We operate within one reportable segment.
As of April 1, 2021, the Company, through its wholly owned subsidiary, Floor and Decor Outlets of America, Inc. ("Outlets"), operates 140 warehouse-format stores, which average 78,000 square feet, and two small-format standalone design studios in 32 states, as well as four distribution centers and an e-commerce site, FloorandDecor.com.
Fiscal Year
The Company’s fiscal year is the 52- or 53-week period ending on the Thursday on or preceding December 31st. Fiscal year ending December 30, 2021 (“fiscal 2021”) includes 52 weeks, and the fiscal year ended December 31, 2020 (“fiscal 2020”) included 53 weeks. When a 53-week fiscal year occurs, we report the additional week at the end of the fiscal fourth quarter. 52-week fiscal years consist of thirteen-week periods in each quarter of the fiscal year.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. The Condensed Consolidated Balance Sheet as of December 31, 2020 has been derived from the audited Consolidated Balance Sheet for the fiscal year then ended. The interim condensed consolidated financial statements should be read together with the audited consolidated financial statements and related footnote disclosures included in the Company’s Annual Report on Form 10-K for fiscal 2020, filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2021 (the “Annual Report”).
Management believes the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments considered necessary for a fair statement of results for the interim periods presented.
Results of operations for the thirteen weeks ended April 1, 2021 and March 26, 2020 are not necessarily indicative of the results to be expected for the full years.
Impact of the COVID-19 Pandemic
On March 11, 2020, the World Health Organization announced that infections of the coronavirus ("COVID-19") had become a pandemic, and on March 13, 2020, the President of the United States announced a National Emergency relating to the COVID-19 pandemic. The full impact that the COVID-19 pandemic could continue to have on the Company's business remains a rapidly evolving situation and is highly uncertain. While the Company’s operations during the first quarter of fiscal 2021 did not appear to be negatively impacted, the COVID-19 pandemic had a material negative impact on the Company's fiscal 2020 operations and financial results during the first half of fiscal 2020 and could have additional negative impacts in the future. The extent of the impact of the pandemic on the Company's business and financial results will depend on future developments, including the duration of the pandemic, the success of vaccination programs, the spread of COVID-19 within the markets in which the Company operates, as well as the countries from which the Company sources inventory, fixed assets, and other supplies, the effect of the pandemic on consumer confidence and spending, and actions taken by government entities in response to the pandemic, all of which are highly uncertain.
Summary of Significant Accounting Policies
There have been no updates to our Significant Accounting Policies since the Annual Report. For more information regarding our Significant Accounting Policies and Estimates, see the “Summary of Significant Accounting Policies” section of “Item 8. Financial Statements and Supplementary Data” of our Annual Report.

Recently Adopted Accounting Pronouncements
Simplifying the Accounting for Income Taxes. In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The ASU also clarifies and amends existing guidance to improve consistent application among reporting entities. In the first quarter of fiscal 2021, the Company adopted ASU No. 2019-12 on a prospective basis. The adoption of ASU No. 2019-12 did not have a material impact on the Company’s condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
Reference Rate Reform. In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848),” which provides optional guidance to ease the potential accounting and financial reporting burden of reference rate reform, including the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The new guidance provides temporary optional expedients and exceptions for applying U.S. GAAP to transactions affected by reference rate reform if certain criteria are met. These transactions include contract modifications, hedging relationships, and the sale or transfer of debt securities classified as held-to-maturity. Entities may apply the provisions of the new standard as of the beginning of the reporting period when the election is made. Unlike other topics, the provisions of this update are only available until December 31, 2022, by which time the reference rate replacement activity is expected to be completed. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures and has yet to elect an adoption date.
2. Revenue
Net sales consist of revenue associated with contracts with customers for the sale of goods and services in amounts that reflect the consideration the Company is entitled to receive in exchange for those goods and services.
Deferred Revenue & Contract Liabilities
Under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, the Company recognizes revenue when the customer obtains control of the inventory. Amounts in deferred revenue at period-end reflect orders for which the inventory was not yet ready for physical transfer to customers.
Contract liabilities within the Condensed Consolidated Balance Sheets as of April 1, 2021 and December 31, 2020 primarily consisted of deferred revenue as well as amounts in accrued expenses and other current liabilities related to the Pro Premier loyalty program and unredeemed gift cards. As of April 1, 2021, contract liabilities totaled $32.4 million and included $15.7 million of deferred revenue, $13.9 million of loyalty program liabilities, and $2.8 million of unredeemed gift cards. As of December 31, 2020, contract liabilities totaled $24.8 million and included $10.1 million of deferred revenue, $12.1 million of loyalty program liabilities, and $2.6 million of unredeemed gift cards. Of the contract liabilities outstanding as of December 31, 2020, approximately $8.0 million was recognized in revenue during the thirteen weeks ended April 1, 2021.
Disaggregated Revenue
The Company has one operating segment and one reportable segment. The following table presents the net sales of each major product category (in thousands):

	Thirteen Weeks Ended
	April 1, 2021		March 26, 2020 (1)
Product Category	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Tile	$189,436	24%	$134,912	24%
Laminate / luxury vinyl plank	186,035	24	124,994	23
Decorative accessories / wall tile (1)	157,374	20	111,047	20
Installation materials and tools	130,601	17	94,576	17
Wood	62,131	8	48,995	9
Natural stone	49,251	6	34,877	6
Adjacent categories (1)	12,236	2	2,550	—
Other (2)	(4,527)	(1)	2,986	1
Total	$782,537	100%	$554,937	100%

(1) To conform to the current period presentation, the presentation of revenue by product category for the thirteen weeks ended March 26, 2020 has been updated within this table to provide disclosure of adjacent categories, which primarily includes bathroom and kitchen products and accessories, as a separate category. In prior periods, adjacent categories revenue was included as a component of the decorative accessories / wall tile product category.
(2) Other includes delivery and sample revenue and adjustments for deferred revenue, sales returns reserves, customer rewards under our Pro Premier Loyalty program, and other revenue related adjustments that are not allocated on a product-level basis.
3. Debt
The following table summarizes the Company's long-term debt as of April 1, 2021 and December 31, 2020:

in thousands	Maturity Date	Interest Rate per Annum at April 1, 2021		April 1, 2021	December 31, 2020
Credit Facilities:
UBS Facility Term Loan B	February 14, 2027	2.12%	Variable	$207,653	$143,179
UBS Facility Term Loan B-1	February 14, 2027	n/a	n/a	—	74,625
Wells Facility Revolving Line of Credit	February 14, 2025	3.50%	Variable	—	—
Total secured debt at par value				207,653	217,804
Less: current maturities				2,103	1,647
Long-term debt maturities				205,550	216,157
Less: unamortized discount and debt issuance costs				10,004	9,000
Total long-term debt				$195,546	$207,157
Total debt at fair value				$205,057	$215,626
n/a - not applicable
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
The following table summarizes scheduled maturities of the Company’s debt, including current maturities, as of April 1, 2021:

in thousands	Amount
Thirty-nine weeks ending December 30, 2021	$1,577
2022	2,103
2023	2,103
2024	2,103
2025	2,103
Thereafter	197,664
Total minimum debt payments	$207,653
Components of interest expense are as follows for the periods presented:

in thousands	April 1, 2021	March 26, 2020
Total interest costs	$1,969	$2,034
Interest capitalized	581	227
Interest expense, net	$1,388	$1,807

Term Loan Facility
On February 9, 2021 (the "Effective Date"), Outlets entered into a fifth amendment to the credit agreement governing its senior secured term loan facility (as amended, the "Term Loan Facility"). The fifth amendment provided for, among other things, a supplemental term loan in the aggregate principal amount of $65.0 million (the "Supplemental Term Loan Facility") that increased the term loan B facility. The Supplemental Term Loan Facility has the same maturity date (February 14, 2027) and terms as the term loan B facility, except that voluntary prepayments made within six months after the Effective Date are subject to a 1% soft call prepayment premium. The other terms of loans under the Term Loan Facility remain unchanged, including the applicable margin for loans under the term loan B facility. The proceeds of the Supplemental Term Loan Facility, together with cash on hand, were used to (i) repay the $75.0 million term loan B-1 facility and (ii) pay fees and expenses incurred in connection with the Supplemental Term Loan Facility.
The Term Loan Facility (including loans under the Supplemental Term Loan Facility) provides a margin for loans of: (x) in the case of ABR Loans (as defined in the Term Loan Facility) 1.00% per annum (subject to a leverage-based step-up to 1.25% if Outlets exceeds certain leverage ratio tests), and (y) in the case of Eurodollar Loans (as defined in the Term Loan Facility) 2.00% per annum (subject to a leverage-based step-up to 2.25% if Outlets exceeds certain leverage ratio tests and a 0.00% floor on Eurodollar Loans).
All obligations under the Term Loan Facility (including loans under the Supplemental Term Loan Facility) are secured by (1) a first-priority security interest in substantially all of the property and assets of Outlets and the other guarantors under the Term Loan Facility, with certain exceptions, and (2) a second-priority security interest in the collateral securing the revolving credit facility ("ABL Facility").
The Company evaluated the fifth amendment to the Term Loan Facility in accordance with ASC 470-50, Debt, and determined that the amendment resulted in a debt modification that was not an extinguishment. Therefore, no loss on debt extinguishment was recognized. The Company incurred costs of $1.6 million in connection with the refinancing which were comprised of (i) $1.4 million of fees to creditors that were accounted for as debt issuance costs and are amortizing to interest expense over the term of the Term Loan Facility using the interest method and (ii) $0.2 million of professional fees to other third parties that were expensed during the thirteen week period ended April 1, 2021 and included in general and administrative expense on the consolidated statements of operations and comprehensive income.
ABL Facility
As of April 1, 2021, the Company's ABL Facility had a maximum availability of $400.0 million with actual available borrowings limited to the sum, at the time of calculation, of (a) eligible credit card receivables multiplied by the credit card advance rate, plus (b) the cost of eligible inventory, net of inventory reserves, multiplied by the applicable appraisal percentage, plus (c) 85% of eligible net trade receivables, plus (d) all eligible cash on hand, plus (e) 100% of the amount for which the eligible letter of credit must be honored after giving effect to any draws, minus certain Availability Reserves (each component as defined in the ABL Facility). The ABL Facility is available for issuance of letters of credit and contains a sublimit of $50.0 million for standby letters of credit and commercial letters of credit combined. Available borrowings under the facility are reduced by the face amount of outstanding letters of credit.
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
Net availability under the ABL Facility, as reduced by outstanding letters of credit of $21.3 million, was $370.5 million based on financial data as of April 1, 2021.
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
4. Income Taxes
Effective tax rates for the thirteen weeks ended April 1, 2021 and March 26, 2020 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within each period. The Company’s effective income tax rate was 19.8% and 17.4% for the thirteen weeks ended April 1, 2021 and March 26, 2020, respectively. For each period, the effective income tax rate was lower than the statutory federal income tax rate of 21.0% primarily due to the recognition of income tax benefits from tax deductions in excess of book expense related to stock option exercises and other discrete items.
The Company recognizes discrete expense for loss contingencies related to uncertain tax positions, including estimated interest and penalties. The Company recognized no expense related to uncertain tax positions during the thirteen weeks ended April 1, 2021 compared with $2.2 million of such expense during the thirteen weeks ended March 26, 2020.
The Company accounts for income taxes under the asset and liability method in accordance with ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and tax basis of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Changes in tax laws and rates could affect recorded deferred tax assets and liabilities in the future. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in the period that includes the enactment date of such a change.
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
Coronavirus Aid, Relief, and Economic Security Act (CARES Act)
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provides for, among other things, the temporary deferral of the employer portion of social security taxes incurred through the end of calendar 2020 and an employee retention credit for 50% of wages and health benefits paid to employees not providing services due to the COVID-19 pandemic. In December 2020, the Consolidated Appropriations Act, 2021 was signed into law and generally extended and expanded the availability of the CARES Act employee retention credit through June 30, 2021. Subsequently, the American Rescue Plan Act of 2021, enacted in March 2021, generally extended and expanded the availability of the CARES Act employee retention credit through December 31, 2021.
As of April 1, 2021, the Company has deferred $12.1 million of employer social security taxes under the CARES Act, of which 50% are required to be deposited by December 2021 and the remaining 50% by December 2022. Of the deferred employer social security taxes outstanding as of April 1, 2021, approximately $6.1 million is included in accrued expenses and other current liabilities and $6.0 million is included in other liabilities within the Condensed Consolidated Balance Sheets.
The Company recognized $0.7 million related to employee retention credits during the thirteen weeks ended April 1, 2021 as an offset to selling and store operating expenses within the Condensed Consolidated Statements of Operations and Comprehensive Income.

5. Commitments and Contingencies
Lease Commitments
The Company accounts for leases in accordance with ASC 842, Leases. The majority of the Company's long-term operating lease agreements are for its corporate office, retail locations, and distribution centers, which expire in various years through 2046. Most of these agreements are retail leases wherein both the land and building are leased. For a small number of retail locations, the Company has ground leases in which only the land is leased. The initial lease terms for the Company's corporate office, retail, and distribution center facilities range from 10-20 years. The majority of the Company's retail and ground leases also include options to extend, which are factored into the recognition of their respective assets and liabilities when appropriate based on management’s assessment of the probability that the options will be exercised.
When readily determinable, the rate implicit in the lease is used to discount lease payments to present value; however, substantially all of the Company's leases do not provide a readily determinable implicit rate. If the rate implicit in the lease is not readily determinable, we use a third party to assist in the determination of a secured incremental borrowing rate, determined on a collateralized basis, to discount lease payments based on information available at lease commencement. The secured incremental borrowing rate is estimated based on yields obtained from Bloomberg for U.S. consumers with a BB- credit rating and is adjusted for collateralization as well as inflation. As of April 1, 2021 and March 26, 2020, the Company's weighted average discount rate was 5.3% and 5.2%, respectively, and the Company's weighted average remaining lease term was approximately 11 years and 10 years, respectively.
Lease Costs
The table below presents components of lease expense for operating leases.

		Thirteen Weeks Ended
in thousands	Classification	April 1, 2021	March 26, 2020 (3)
Fixed operating lease cost:	Selling and store operating	$28,768	$24,933
	Cost of sales	5,660	5,674
	Pre-opening	1,635	2,191
	General and administrative	1,029	1,018
Total fixed operating lease cost		$37,092	$33,816

Variable lease cost (1):	Selling and store operating	$9,776	$7,938
	Cost of sales	1,408	1,084
	Pre-opening	68	84
	General and administrative	22	27
Total variable lease cost		$11,274	$9,133

Sublease income	Cost of sales	(597)	(597)
Total operating lease cost (2)		$47,769	$42,352
(1) Includes variable costs for common area maintenance, property taxes, and insurance on leased real estate.
(2) Excludes short-term lease costs, which were immaterial for the thirteen weeks ended April 1, 2021 and March 26, 2020.
(3) To conform to the current period presentation, the presentation of the components of operating lease expense for the thirteen weeks ended March 26, 2020 has been updated within this table to provide disclosure of variable lease costs and additional information related to the classification of operating leases within the Condensed Consolidated Statements of Operations and Comprehensive Income.

Undiscounted Cash Flows
Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of April 1, 2021 were as follows:

in thousands	Amount
Thirty-nine weeks ending December 30, 2021	$136,002
2022	141,430
2023	140,051
2024	137,182
2025	128,248
Thereafter	748,306
Total minimum lease payments (1) (2)	$1,431,219
Less: amount of lease payments representing interest	376,993
Present value of future minimum lease payments	1,054,226
Less: current obligations under leases	79,041
Long-term lease obligations	$975,185
(1) Future lease payments exclude approximately $108.0 million of legally binding minimum lease payments for operating leases signed but not yet commenced.
(2) Operating lease payments include $67.6 million related to options to extend lease terms that are reasonably certain of being exercised.
For the thirteen weeks ended April 1, 2021 and March 26, 2020, cash paid for operating leases was $50.9 million and $32.9 million, respectively.
Litigation
On June 18, 2020, an alleged stockholder filed a putative derivative complaint, Lincolnshire Police Pension Fund v. Taylor, et al., No. 2020-0487-JTL, in the Delaware Court of Chancery, purportedly on behalf of the Company against certain of the Company’s officers, directors, and stockholders. The complaint alleges breaches of fiduciary duties and unjust enrichment. The factual allegations underlying these claims are similar to the factual allegations made in the previously dismissed In re Floor & Decor Holdings, Inc. Securities Litigation described in our Annual Report on Form 10-K. The complaint seeks unspecified damages and restitution for the Company from the individual defendants and the payment of costs and attorneys’ fees. The time for the defendants to respond to the complaint has not yet expired.
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
The Company is also subject to various other legal actions, claims and proceedings arising in the ordinary course of business, which may include claims related to general liability, workers’ compensation, product liability, intellectual property and employment-related matters resulting from its business activities. As with most actions such as these, an estimation of any possible and/or ultimate liability cannot always be determined. The Company establishes reserves for specific legal proceedings when it determines that the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated. These various other ordinary course proceedings are not expected to have a material impact on the Company's consolidated financial position, cash flows, or results of operations, however regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.

6. Stock-based Compensation
The Company accounts for stock-based compensation in accordance with ASC 718, Compensation- Stock Compensation, which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation, net of forfeitures, over the requisite service period for awards expected to vest. Stock-based compensation expense for the thirteen weeks ended April 1, 2021 and March 26, 2020 was $4.7 million and $2.9 million, respectively, and was included in general and administrative expenses within the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income.
Stock Options
Stock options are granted with an exercise price greater than or equal to the fair market value on the date of grant, as authorized by the Company’s board of directors or compensation committee. Options granted have contractual terms of ten years and vesting provisions ranging from one year to five years. The stock options granted to eligible employees during the thirteen weeks ended April 1, 2021 vest in four ratable annual installments on each of the first four anniversaries of the grant date, subject to the grantee’s continued service through the applicable vesting date. Stock option grants are generally subject to forfeiture if employment terminates prior to vesting.
The fair value of stock option awards granted during the thirteen weeks ended April 1, 2021 was estimated using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

Thirteen Weeks Ended
April 1, 2021
Weighted average fair value per stock option	$41.75
Risk-free interest rate	0.8%
Expected volatility	48.1%
Expected life (in years)	5.4
Dividend yield	—%
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
The table below summarizes stock option activity for the thirteen weeks ended April 1, 2021:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2021	3,740,604	$20.72
Granted	66,505	95.68
Exercised	(195,073)	12.22
Forfeited or expired	(15,635)	44.20
Outstanding at April 1, 2021	3,596,401	$22.47
Vested and exercisable at April 1, 2021	1,996,497	$15.03

The total unrecognized compensation cost related to stock options as of April 1, 2021 and December 31, 2020, was $16.4 million and $16.0 million, respectively. The unrecognized compensation cost remaining as of April 1, 2021 is expected to be recognized over a weighted average period of 2.4 years.
Restricted Stock Units
During the thirteen weeks ended April 1, 2021, the Company granted restricted stock units to certain employees that represent an unfunded, unsecured right to receive a share of the Company’s Class A common stock upon vesting. These awards vest in four ratable annual installments on each of the first four anniversaries of the grant date, subject to the grantee’s continued service through the applicable vesting date. The fair value of the restricted stock units was determined based on the closing price of the Company’s Class A common stock on the date of grant.
The following table summarizes restricted stock unit activity during the thirteen weeks ended April 1, 2021:

Restricted Stock Units
Unvested at January 1, 2021	128,220
Granted	100,799
Vested	(25,349)
Forfeited	(2,556)
Unvested at April 1, 2021	201,114
The total unrecognized compensation cost related to restricted stock units as of April 1, 2021 and December 31, 2020 was $15.0 million and $6.2 million, respectively. The unrecognized compensation cost remaining as of April 1, 2021 is expected to be recognized over a weighted average period of 3.5 years.
Restricted Stock Awards
During the thirteen weeks ended April 1, 2021, the Company issued service-based restricted stock awards to certain executive officers and non-employee directors that are subject to the grantee’s continued service through the applicable vesting date. Service-based restricted stock awards granted during the period to executive officers vest in four ratable annual installments on each of the first four anniversaries of the grant date, while such awards granted to non-employee directors during the period cliff vest on the first anniversary from the grant date.
The following table summarizes restricted stock award activity during the thirteen weeks ended April 1, 2021:

	Restricted Stock Awards
	Service-based	Performance-based	Total Stock Return (TSR)
Unvested at January 1, 2021	131,844	160,315	104,456
Granted	27,465	—	—
Vested	(10,459)	—	—
Forfeited	(2,508)	—	—
Unvested at April 1, 2021	146,342	160,315	104,456
The fair value of performance-based and service-based restricted stock awards is based on the closing market price of the Company's Class A common stock on the date of grant. The fair value of the TSR awards is estimated on grant date using the Monte Carlo valuation method. Compensation cost for restricted stock awards is recognized using the straight-line method over the requisite service period, which for each of the awards is the service vesting period. As of April 1, 2021 and December 31, 2020, total unrecognized compensation cost related to unvested restricted stock awards was $15.7 million and $15.2 million, respectively. The unrecognized compensation cost remaining as of April 1, 2021 is expected to be recognized over a weighted average period of 2.5 years.

7. Earnings Per Share
Net Income per Common Share
The Company calculates basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effect of share-based awards.
The following table shows the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended
in thousands, except per share data	April 1, 2021	March 26, 2020
Net income	$75,796	$37,063
Basic weighted average shares outstanding	104,073	101,629
Dilutive effect of share-based awards	3,026	3,881
Diluted weighted average shares outstanding	107,099	105,510
Basic earnings per share	$0.73	$0.36
Diluted earnings per share	$0.71	$0.35
The following potentially dilutive securities were excluded from the computation of diluted earnings per share as a result of their anti-dilutive effect:

	Thirteen Weeks Ended
in thousands	April 1, 2021	March 26, 2020
Stock options	81	590
Restricted stock	18	284
Restricted stock units	100	108

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of Floor & Decor Holdings, Inc. and Subsidiaries included in Item 1 of this quarterly report on Form 10-Q (this “Quarterly Report”) and with our audited financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2021 (the “Annual Report”). As used in this Quarterly Report, except where the context otherwise requires or where otherwise indicated, the terms “Floor & Decor,” “Company,” “we,” “our” or “us” refer to Floor & Decor Holdings, Inc. and its subsidiaries.
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
•the inability to staff our stores sufficiently, including for reasons due to the COVID-19 pandemic and other impacts of the COVID-19 pandemic;
•a pandemic, such as COVID-19, or other natural disaster or unexpected event, and its impacts on our suppliers, customers, employees, lenders, operations, including our ability to operate our distribution centers and stores or on the credit markets or our future financial and operating results;
•any disruption in our supply chain, including carrier capacity constraints or higher shipping prices;
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
Overview
Founded in 2000, Floor & Decor is a high growth, differentiated, multi-channel specialty retailer of hard surface flooring and related accessories with 140 warehouse format stores across 32 states as of April 1, 2021. We believe that we offer the industry’s broadest in-stock assortment of tile, wood, laminate, vinyl, and natural stone flooring along with decorative and installation accessories and adjacent categories at everyday low prices positioning us as the one-stop destination for our customers’ entire hard surface flooring needs. We appeal to a variety of customers, including professional installers and commercial businesses (“Pro”), Do it Yourself customers (“DIY”), and customers who buy the products for professional installation (“Buy it Yourself” or “BIY”).
We operate on a 52- or 53-week fiscal year ending the Thursday on or preceding December 31. The following discussion contains references to the first thirteen weeks of fiscal 2021 and fiscal 2020, which ended on April 1, 2021 and March 26, 2020, respectively.
During the thirteen weeks ended April 1, 2021, we continued to make long-term key strategic investments, including:
•supporting our stores and distribution centers during this heightened period of sales, with particular emphasis on increasing staffing levels and working collaboratively throughout our supply chain to increase our in-stock inventory levels;
•opening seven new warehouse-format stores, ending the quarter with 140 warehouse-format stores and two design studios;
•focusing on innovative new products and localized assortments, supported by inspirational in-store and online visual merchandising solutions;
•investing in our connected customer, in-store designer, and customer relationship and store focused technology;
•adding more resources dedicated to serving our Pro customers, including hiring a professional external sales staff to drive more commercial sales;

•increasing proprietary credit offerings, including through our non-recourse Pro credit card; and
•investing capital to continue enhancing the in-store shopping experience for our customers.
COVID-19 Update
As the COVID-19 pandemic continues into fiscal 2021, we remain focused on five priorities while navigating through this period of volatility and uncertainty:
•First, protect the health and safety of our employees and customers through enhanced safety and sanitation measures at our stores, distribution centers, and store support center.
•Second, keep our brand strong and support all of our customers, including the numerous small businesses that rely upon us such as general contractors and flooring installers.
•Third, invest in store and distribution center staffing to support the heightened demand.
•Fourth, work with all our supply chain partners to increase our in-stock inventory positions.
•Fifth, position Floor & Decor to emerge strong from this event.

We are working hard to continue monitoring and quickly responding to the ongoing impacts of the COVID-19 pandemic, including communicating often throughout the organization and adapting our operations to follow evolving federal, state, and local ordinances as well as health guidelines on mitigating the risk of COVID-19 transmission. We have teams in place monitoring this evolving situation and recommending risk mitigation actions, and we are encouraging social distancing practices.
We have also assessed and are implementing supply chain continuity plans. While to date there has been no material impact on supply for most of our sourced merchandise and our sales have remained strong as we continue to maintain a broad assortment of in-stock inventory, COVID-19-related labor shortages and supply chain disruptions continue to cause logistical challenges for us and the entire hard surface flooring industry. In particular, there is significant congestion at ports of entry to the United States, which is increasing the time and cost to ship goods to our stores and has resulted in a decrease in our in-stock levels for certain products. We are working closely with our suppliers and transportation partners to mitigate the impact of these disruptions; however, future capacity shortages or shipping cost increases could have an adverse impact upon our business.
In addition, while vaccines have become more widely available and an increasing portion of the U.S. population is being vaccinated, there remains substantial uncertainty regarding the potential duration and severity of the COVID-19 pandemic, including if or when “herd immunity” will be achieved and the public health restrictions imposed to slow the spread of the virus will be lifted entirely. There may also be future increases "waves" or variants of COVID-19 infections despite mass vaccination programs and other efforts to mitigate its spread. Although our stores are currently open to the public, we may face future closure requirements and other operational restrictions at some or all of our physical locations for prolonged periods of time if federal, state, and local authorities impose new and potentially more stringent restrictions such as shelter-in-place orders. We also may face store closures due to staffing challenges, including if store and distribution center associates are in quarantine due to the COVID-19 pandemic. In addition, changes in consumer behavior due to financial, health, or other concerns may continue even after the COVID-19 pandemic and may reduce consumer demand for our products. In addition, some of the countries from which we source inventory and other necessary supplies are not vaccinating their populations as quickly or effectively as the U.S., which could constrain our ability to obtain inventory and other necessary supplies. As a result of these and other uncertainties, the full financial impact of the pandemic cannot be reasonably estimated at this time.
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
Results of Operations
While our revenue and earnings have improved during the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020, the full impact that the COVID-19 pandemic could have on our business remains highly uncertain. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations -COVID-19 Update” and Item 1A., “Risk Factors” for more information about the potential impacts that the COVID-19 pandemic may have on our results of operations and overall financial performance for future periods.
The following table summarizes key components of our results of operations for the periods indicated, in dollars and as a percentage of net sales (actuals in thousands; dollar changes in millions; certain numbers may not sum due to rounding):

	Thirteen Weeks Ended
	April 1, 2021		March 26, 2020
	Actual	% of Sales	Actual	% of Sales	$ Increase/(Decrease)	% Increase/(Decrease)
Net sales	$782,537	100.0%	$554,937	100.0%	$227.6	41.0%
Cost of sales	445,604	56.9	318,905	57.5	126.7	39.7
Gross profit	336,933	43.1	236,032	42.5	100.9	42.7
Operating expenses:
Selling and store operating	189,946	24.3	153,066	27.6	36.9	24.1
General and administrative	44,041	5.6	30,858	5.6	13.2	42.7
Pre-opening	6,997	0.9	5,434	1.0	1.6	28.8
Total operating expenses	240,984	30.8	189,358	34.1	51.6	27.3
Operating income	95,949	12.3	46,674	8.4	49.3	105.6
Interest expense, net	1,388	0.2	1,807	0.3	(0.4)	(23.2)
Income before income taxes	94,561	12.1	44,867	8.1	49.7	110.8
Provision for income taxes	18,765	2.4	7,804	1.4	11.0	140.5
Net income	$75,796	9.7%	$37,063	6.7%	$38.7	104.5%

Selected Financial Information

	Thirteen Weeks Ended
	April 1, 2021	March 26, 2020
Comparable store sales (% change)	31.1%	2.4%
Comparable average ticket (% change)	1.5%	3.4%
Comparable customer transactions (% change)	29.2%	(1.0)%
Number of warehouse-format stores	140	123
Adjusted EBITDA (in thousands) (1)	$127,075	$73,126
Adjusted EBITDA margin	16.2%	13.2%
(1) Adjusted EBITDA is a non-GAAP financial measure. See “Non-GAAP Financial Measures” section below for additional information and a reconciliation of Adjusted EBITDA to net income.

Net Sales
Net sales during the thirteen weeks ended April 1, 2021 increased $227.6 million, or 41.0%, compared to the corresponding prior year period primarily due to an increase in comparable store sales of 31.1% and sales from the 17 new warehouse stores that we opened since March 26, 2020. The comparable store sales increase during the period of 31.1%, or $172.5 million, was driven by a 29.2% increase in comparable customer transactions and a 1.5% increase in comparable average ticket. Comparable store sales increased among all of our product categories during the period. Non-comparable store sales increased $55.1 million during the same period primarily due to the increase in new stores.
We believe the increase in first quarter fiscal 2021 sales is also due in part to (i) unprecedented government intervention to help mitigate the negative impacts of the COVID-19 pandemic and (ii) customers investing in home improvements while spending less on leisure activities like travel, eating out, sporting events, and hotels. We also believe that our business model, with its focus on substantial amounts of trend-right, in-stock inventory, is also contributing to the sales increase. In addition, we limited our stores to curbside services during the final week of the first quarter of fiscal 2020, which resulted in a decrease in sales during that period and contributed to the current quarter increase in comparable store sales. Further, the addition of a 53rd-week in fiscal 2020, which was the last week in December, a historically low volume week, shifted the beginning of fiscal 2021 to January and modestly benefited first quarter fiscal 2021 comparable store sales growth.
Gross Profit and Gross Margin
Gross profit during the thirteen weeks ended April 1, 2021 increased $100.9 million, or 42.7%, compared to the corresponding prior year period. The increase in gross profit was driven by the 41.0% increase in net sales and an increase in gross margin to 43.1%, up approximately 60 basis points from 42.5% in the same period a year ago. The increase in gross margin was primarily due to improved leverage of our distribution center and supply chain infrastructure on higher sales.
Selling and Store Operating Expenses
Selling and store operating expenses during the thirteen weeks ended April 1, 2021 increased $36.9 million, or 24.1%, compared to the thirteen weeks ended March 26, 2020. The increase was primarily attributable to 17 new warehouse stores opened since March 26, 2020 as well as additional staffing to satisfy sales growth. As a percentage of net sales, selling and store operating expenses decreased approximately 330 basis points to 24.3% from 27.6% in the corresponding prior year period. This decrease was primarily driven by leveraging our costs across an increase in comparable store sales. Comparable store selling and store operating expenses as a percentage of comparable store sales decreased by approximately 390 basis points as sales grew faster than new hiring during the current quarter and as our occupancy costs were lower as a percentage of net revenue due to the increase in sales.
General and Administrative Expenses
General and administrative expenses, which are typically expenses incurred outside of our stores, increased $13.2 million, or 42.7%, during the thirteen weeks ended April 1, 2021 compared to the corresponding prior year period primarily due to higher incentive compensation expense and costs to support store growth, including increased store support staff and higher depreciation related to technology and other store support center investments. Our general and administrative expenses as a percentage of net sales remained at approximately 5.6% during the thirteen weeks ended April 1, 2021 and March 26, 2020.
Pre-Opening Expenses
Pre-opening expenses during the thirteen weeks ended April 1, 2021 increased $1.6 million, or 28.8%, compared to the corresponding prior year period. The increase is primarily the result of an increase in the number of stores that we either opened or were preparing for opening compared to the prior year period. We opened seven warehouse stores during the thirteen weeks ended April 1, 2021 as compared to opening three warehouse stores during the thirteen weeks ended March 26, 2020.
Interest Expense
Net interest expense during the thirteen weeks ended April 1, 2021 decreased $0.4 million, or 23.2%, compared to the corresponding prior year period. The decrease in interest expense was primarily due to an increase in interest capitalized during the construction period of certain capital assets during the thirteen weeks ended April 1, 2021 compared to the corresponding prior year period.

Income Taxes
The provision for income taxes was $18.8 million during the thirteen weeks ended April 1, 2021 compared to $7.8 million during the thirteen weeks ended March 26, 2020. The effective tax rate was 19.8% for the thirteen weeks ended April 1, 2021 compared to 17.4% in the corresponding prior year period. The increase in the effective tax rate was primarily due to higher earnings without a proportionate increase in available tax credits and the recognition of lower excess tax benefits related to stock option exercises during the current quarter compared to the same period of the prior year.
Non-GAAP Financial Measures
EBITDA and Adjusted EBITDA are key metrics used by management and our board of directors to assess our financial performance and enterprise value. We believe that EBITDA and Adjusted EBITDA are useful measures, as they eliminate certain expenses that are not indicative of our core operating performance and facilitate a comparison of our core operating performance on a consistent basis from period to period. We also use Adjusted EBITDA as a basis to determine covenant compliance with respect to our ABL Facility and Term Loan Facility (together, the "Credit Facilities"), to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, and to compare our performance against that of other peer companies using similar measures. EBITDA and Adjusted EBITDA are also frequently used by analysts, investors, and other interested parties as performance measures to evaluate companies in our industry.
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

The following table reconciles net income to EBITDA and Adjusted EBITDA for the periods presented:

	Thirteen Weeks Ended
in thousands	April 1, 2021	March 26, 2020
Net income	$75,796	$37,063
Depreciation and amortization (1)	25,520	21,673
Interest expense, net	1,388	1,807
Income tax expense	18,765	7,804
EBITDA	121,469	68,347
Stock compensation expense (2)	4,734	2,908
COVID-19 costs (3)	216	1,310
Tariff refunds (4)	—	(401)
Other (5)	656	962
Adjusted EBITDA	$127,075	$73,126
(1) Excludes amortization of deferred financing costs, which is included as a part of interest expense, net in the table above.

(2) Non-cash charges related to stock-based compensation programs, which vary from period to period depending on the timing of awards and forfeitures.

(3) Amounts are comprised of sanitation, personal protective equipment, and other costs directly related to efforts to mitigate the impact of the COVID-19 pandemic on our business.

(4) Represents income for additional tariff refunds during the thirteen weeks ended March 26, 2020 related to certain engineered wood products. Interest income for tariff refunds is included within interest expense, net in the table above.

(5) Other adjustments include amounts management does not consider indicative of our core operating performance. Amounts for the thirteen weeks ended April 1, 2021 primarily relate to relocation expenses for our Houston distribution center and legal fees associated with the February 2021 amendment to our senior secured term loan credit facility. Amounts for the thirteen weeks ended March 26, 2020 primarily relate to legal fees associated with the February 2020 amendment to our senior secured term loan credit facility and costs associated with a potential secondary public offering of the Company’s Class A common stock by certain of our stockholders.
Liquidity and Capital Resources
Liquidity is provided primarily by our cash flows from operations and our $400.0 million ABL Facility. Unrestricted liquidity based on our April 1, 2021 financial data was $724.6 million, consisting of $354.1 million in cash and cash equivalents and $370.5 million immediately available for borrowing under the ABL Facility without violating any covenants thereunder.
Our primary cash needs are for merchandise inventories, payroll, store rent, and other operating expenses and capital expenditures associated with opening new stores and remodeling existing stores, as well as information technology, e-commerce, and distribution center and store support center infrastructure. We also use cash for the payment of taxes and interest.
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

Twice a year, we conduct a clearance event with the goal of selling through discontinued inventory, followed by donations of the aged discontinued inventory that we are unable to sell. We generally conduct a larger clearance event during our third fiscal quarter followed by a smaller clearance event towards the end of the fiscal year. We define aged discontinued inventory as inventory in discontinued status for more than 12 months that we intend to sell or donate. As of April 1, 2021, we had $1.3 million of aged discontinued inventory that we intend to donate if unable to sell.
Impact of the COVID-19 Pandemic on Liquidity
While our primary sources of funds for business activities are typically cash flows from operations and our existing credit facilities, the full potential impact of the pandemic on our sources of funds and liquidity cannot be reasonably estimated at this time due to uncertainty regarding the potential severity and duration of the pandemic and its future effect on our business. For additional discussion of the impact of the COVID-19 pandemic on our business, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - COVID-19 Update.”
We continue to monitor the impact of the COVID-19 pandemic on our business and may, as necessary, reduce expenditures, borrow additional amounts under our term loan and revolving credit facilities, or pursue other sources of capital that may include other forms of external financing in order to increase our cash position and preserve financial flexibility. The pandemic may continue to drive volatility and uncertainty in financial and credit markets. Our continued access to external sources of liquidity depends on multiple factors, including the condition of debt capital markets, our operating performance, and maintaining strong credit ratings. If the impacts of the pandemic continue to create severe disruptions or turmoil in the financial markets, or if rating agencies lower our credit ratings, it could adversely affect our ability to access the debt markets, our cost of funds, and other terms for new debt or other sources of external liquidity. We expect that cash generated from operations together with cash on hand, our actions to reduce expenditures, the availability of borrowings under our credit facilities, and if necessary, additional funding through other forms of external financing, will be sufficient to meet liquidity requirements, anticipated capital expenditures, and payments due under our credit facilities for at least the next twelve months.
The exact scope of our capital plans is evolving and will ultimately depend on a variety of factors, including the impact of the COVID-19 pandemic on our business. Total capital expenditures are currently planned to be between approximately $440 million to $460 million and will be funded primarily by cash generated from operations and borrowings under the ABL Facility. Our capital needs may change in the future due to changes in our business, including in response to the COVID-19 pandemic, or new opportunities that we choose to pursue; however, we currently expect the following for capital expenditures in fiscal 2021:
•open 27 warehouse-format stores, open two small-format design studios, and start construction on stores opening and relocating in 2022 using approximately $285 million to $295 million of cash;
•relocate our Houston, Texas distribution center and open a transload facility in Los Angeles, California using approximately $72 million to $76 million of cash;
•invest in existing store remodeling projects and our distribution centers using approximately $56 million to $59 million of cash; and
•invest in information technology infrastructure, e-commerce, and other store support center initiatives using approximately $27 million to $30 million of cash.
Cash Flow Analysis
A summary of our operating, investing, and financing activities are shown in the following table:

	Thirteen Weeks Ended
in thousands	April 1, 2021	March 26, 2020
Net cash provided by operating activities	$100,996	$24,668
Net cash used in investing activities	(45,876)	(38,384)
Net cash (used in) provided by financing activities	(8,841)	276,610
Net increase in cash and cash equivalents	$46,279	$262,894
Net Cash Provided by Operating Activities
Cash provided by operating activities consists primarily of net income adjusted for changes in working capital as well as non-cash items, including depreciation and amortization, deferred income taxes, and stock-based compensation.

Net cash provided by operating activities was $101.0 million for the thirteen weeks ended April 1, 2021 and $24.7 million for the thirteen weeks ended March 26, 2020. The increase in net cash provided by operating activities was primarily the result of an increase in net income and decrease in inventory, partially offset by a net increase in other working capital items to support our operations.
Net Cash Used in Investing Activities
Investing activities consist primarily of capital expenditures for new store openings, existing store remodels (including leasehold improvements, new racking, new fixtures, new product and display vignettes, and enhanced design studios) and new infrastructure and information systems.
Capital expenditures during the thirteen weeks ended April 1, 2021 and March 26, 2020 were $45.9 million and $38.4 million, respectively. The increase is primarily related to the growth in new stores that opened or were under construction during the thirteen weeks ended April 1, 2021 compared to the corresponding prior year period, as we generally incur significant capital expenditures for new stores a few to several months in advance of opening. During the thirteen weeks ended April 1, 2021, approximately 57.3% of capital expenditures were for new stores and 34.8% were for existing stores and distribution centers, while the remaining spending was associated with information technology, e-commerce, and store support center investments to support our growth.
Net Cash (Used in) Provided by Financing Activities
Financing activities consist primarily of borrowings and related repayments under our credit agreements as well as proceeds from the exercise of stock options and our employee share purchase program.
Net cash used in financing activities was $8.8 million for the thirteen weeks ended April 1, 2021 compared to net cash provided by financing activities of $276.6 million for the thirteen weeks ended March 26, 2020. The decrease was primarily driven by the repayment of a portion of our Term Loan Facility during the thirteen weeks ended April 1, 2021 compared with borrowings under our ABL facility of $275.0 million during the thirteen weeks ended March 26, 2020.
Credit Facility Amendments
On February 9, 2021 (the "Effective Date"), we entered into a fifth amendment to the credit agreement governing our senior secured term loan facility (as amended, the "Term Loan Facility"). The fifth amendment provided for, among other things, a supplemental term loan in the aggregate principal amount of $65.0 million (the "Supplemental Term Loan Facility") that increased the term loan B facility. The Supplemental Term Loan Facility has the same maturity date (February 14, 2027) and terms as the term loan B facility, except that voluntary prepayments made within six months after the Effective Date are subject to a 1% soft call prepayment premium. The other terms of loans under the Term Loan Facility remain unchanged, including the applicable margin for loans under the term loan B facility. The proceeds of the Supplemental Term Loan Facility, together with cash on hand, were used to (i) repay the $75.0 million term loan B-1 facility and (ii) pay fees and expenses incurred in connection with the Supplemental Term Loan Facility.
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

U.S. Tariffs and Global Economy
The current domestic and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy. In particular, the ongoing trade dispute between the U.S. and China has resulted in the U.S. imposing tariffs of 25% on many products from China. While exclusions from tariffs were granted for certain products from China, nearly all of these exclusions have expired. In fiscal 2020, approximately 30% of the products we sold were sourced from China, and we expect that percentage to decrease moderately in fiscal 2021. As we continue to manage the impact these tariffs may have on our business, we continue taking steps to mitigate some of these cost increases through negotiating lower costs from our vendors, increasing retail pricing as we deem appropriate, and sourcing from alternative countries. While our efforts have mitigated a substantial portion of the overall effect of increased tariffs, the enacted tariffs have increased our inventory costs and associated cost of sales for the remaining products still sourced from China.
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
The DOC has instructed the U.S. Customs and Boarder Protection ("U.S. Customs") to require cash deposits based on the announced effective rates. The final rates for the first 18 months of the orders will not be determined until the first administrative review process is completed, approximately two years after the published date of the orders.
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
Tariff Refunds
In November 2019, the U.S. Trade Representative (“USTR”) made a ruling to retroactively exclude certain flooring products imported from China from the Section 301 tariffs that were implemented at 10% beginning in September 2018 and increased to 25% in June 2019. The granted exclusions apply to certain “click” vinyl and engineered products that we have sold and continue to sell. As these exclusions were granted retroactively, we are entitled to a refund from U.S. Customs for the applicable Section 301 tariffs previously paid on these goods. While tariff refund claims are subject to the approval of U.S. Customs, the Company currently expects to recover $24.4 million related to these Section 301 tariff payments, including interest, of which $13.4 million has been received as of April 1, 2021.
Contractual Obligations
There were no material changes to our contractual obligations outside the ordinary course of our business during the thirteen weeks ended April 1, 2021.

Off-Balance Sheet Arrangements
For the thirteen weeks ended April 1, 2021, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures, or capital resources. We do not have any relationship with unconsolidated entities or financial partnerships for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and other factors management believes to be reasonable. The COVID-19 pandemic has impacted our business as discussed in Management’s Discussion and Analysis and the estimates used for, but not limited to, our critical accounting policies could be affected by future developments related to the COVID-19 pandemic. We have assessed the impact and are not aware of any specific events or circumstances that required an update to the estimates and assumptions used for our critical accounting policies or that materially affected the carrying value of our assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk affecting the Company, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of the Annual Report. While our exposure to market risk has not changed materially since December 31, 2020, uncertainty with respect to the economic effects of the COVID-19 pandemic has introduced significant volatility in the financial markets, including interest rates and foreign currency exchange rates. The COVID-19 pandemic is expected to have a continued adverse impact on market conditions and may trigger a period of global economic slowdown for an unknown duration. See further discussion in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details.
Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our Credit Facilities, which carry variable interest rates. As of April 1, 2021, our senior secured term loan facility had a remaining principal balance of $207.7 million and was our only variable-rate debt outstanding. A 1.0% increase in the effective interest rate for this debt would cause an increase in interest expense of approximately $2.1 million over the next twelve months. To lessen our exposure to changes in interest rate risk, we entered into a $102.5 million interest rate cap agreement in November 2016 with Wells Fargo that capped our LIBOR at 2.0% beginning in December 2016. We do not anticipate that the interest rate cap agreement with Wells Fargo will significantly impact interest expense in the near term as the U.S. Federal Reserve and other central banks have taken recent action to lower interest rates in response to the COVID-19 pandemic, and interest rates are near historic lows.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in reports filed or submitted under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the chief executive officer and the chief financial officer, have reviewed the effectiveness of the Company’s disclosure controls and procedures as of April 1, 2021 and, based on their evaluation, have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. The condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the fiscal quarter ended April 1, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report filed with the SEC on February 25, 2021, which could materially affect our business, financial condition, and/or operating results, as well as the following:
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
On March 11, 2020, the World Health Organization announced that infections of COVID-19 had become a pandemic, and on March 13, 2020, the U.S. President announced a National Emergency relating to the COVID-19 pandemic. National, state and local authorities have recommended social distancing and some authorities have imposed quarantine and isolation measures on large portions of the population, including mandatory business closures. These measures, while intended to protect human life, have had and are expected to continue to have serious adverse impacts on domestic and foreign economies of uncertain severity and duration. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, or the re-introduction of business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter. While several countries, as well as certain states, counties and cities in the United States, have relaxed public health restrictions and partially or fully reopened their economies, such reopening measures have sometimes resulted in a surge in the reported number of cases and hospitalizations related to the COVID-19 pandemic. This increase in cases has led to the reintroduction of restrictions and business shutdowns in certain states, counties and cities in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. In December 2020, the U.S. Food and Drug Administration authorized certain vaccines for emergency use and on April 16, 2021, every person over the age of 16 in the United States was deemed eligible to receive a COVID-19 vaccine. According to the United States Center for Disease Control, over half of the adult population of the United States has received at least one dose of an approved emergency COVID-19 vaccine. However, it remains unclear how quickly the vaccines will be distributed globally or if or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. Delays in distributing the vaccines or an actual or perceived failure to achieve “herd immunity” could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. The extent of the impact of the pandemic on the Company's business and financial results will depend on future developments, including the duration of the pandemic the success of vaccination programs, the spread of COVID-19 within the markets in which the Company operates, as well as the countries from which the Company sources inventory, fixed assets, and other supplies, the effect of the pandemic on consumer confidence and spending, and actions taken by government entities in response to the pandemic, all of which are highly uncertain. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may experience or continue to experience a recession, and our business and operations could be materially adversely affected by a prolonged recession in the U.S. and other major markets.

In response to the COVID-19 pandemic and these changing conditions, beginning in late March 2020, we closed some of our stores and shifted other stores to a curbside pickup model in the jurisdictions where government regulations permitted our stores to continue to operate and where the customer demand made such operations sustainable. We also furloughed or modified work hours for many of our employees and identified and implemented cost savings measures throughout our operations. In May and June 2020, we implemented a phased approach to reopening stores for in-store shopping with enhanced safety and sanitation measures such as requiring associates to wear face masks, installing social distancing markers on floors and protective shields at cash registers, and sanitizing shopping carts, pin pads, design desks, and other high-traffic areas. Since reopening our stores for in-store shopping, we have experienced increased sales and order activity, likely due to customers spending more time at home and the continuation of school and workplace closures due to the ongoing impacts of the COVID-19 pandemic. Some of this increased demand is also likely attributable to the timing of tax refunds and COVID-19-related stimulus payments.
The COVID-19 pandemic and initial responses had an adverse effect on our customer traffic, sales, operating costs, and profit during the first two quarters of fiscal 2020 and may have such an impact again in the future. We cannot predict how long the COVID-19 pandemic will last, whether we will be required to re-close stores or what other government responses may occur. The COVID-19 pandemic has also adversely affected our ability to staff our existing stores and open new stores, and we have experienced construction delays. While our stores saw increased sales and order activity in the final two quarters of fiscal 2020 and the first quarter of fiscal 2021, those results, as well as those of other metrics such as net revenues, gross margins and other financial and operating data, may not be indicative of results for future periods. Additionally, such increased demand may increase beyond manageable levels, may fluctuate significantly, or may not continue, including the possibility that demand may decrease from historical levels.
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
We face risks related to our indebtedness.
As of April 1, 2021, the principal amount of our total indebtedness was approximately $207.7 million related to our indebtedness outstanding under the Term Loan Facility. In addition, as of April 1, 2021, we had the ability to access approximately $370.5 million of unused borrowings available under the ABL Facility without violating any covenants thereunder and had approximately $21.3 million in outstanding letters of credit thereunder.
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

Additionally, in July 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), the authority that regulates London Interbank Offered Rate ("LIBOR"), announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. On March 5, 2021, the ICE Benchmark Administration Limited ("IBA"), which is regulated by the FCA confirmed that it would cease the publication of the one-week and two-month U.S. dollar LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the U.S. dollar LIBOR settings (overnight and 12 months) immediately following the LIBOR publication on June 30, 2023. Accordingly, in the near future LIBOR will cease being a widely used benchmark interest rate. The current and any future reforms and other pressures may cause LIBOR to be replaced with a new benchmark or to perform differently than in the past, including during the transition period. The Company has material debt contracts that are indexed to USD-LIBOR and is currently working on a transition plan. We believe all our material agreements have appropriate language to negotiate a transition to an alternative index rate and are continuing to monitor this activity and evaluate the related risks. However, the consequences of these market developments cannot be entirely predicted and a transition from LIBOR, even if administered consistent with the provisions of our material agreements, may require us to amend or restructure our existing LIBOR-based debt instruments and any related hedging arrangements that extend beyond 2021, which may be difficult, costly and time consuming. We cannot give assurance that our financial condition and operating results will not be adversely affected.
Both New York State and federal legislation in the U.S. is under consideration that if enacted could result, upon the unavailability of LIBOR, in the replacement of certain fallback provisions in LIBOR-based financing agreements. Under the proposed legislation, some of these existing fallback provisions would be replaced by a provision specifying that the replacement rate and related adjustments recommended by the Alternative Reference Rates Committee ("ARRC"), the committee in the United States convened to ensure a successful transition from LIBOR, would be used to establish the interest-rate on the financing. The legislation would also require the use of the benchmark replacement rate and related adjustments recommended by the AARC in the event that there are no fallback provisions in a financing. The legislation would not impact credit agreements that already include fallbacks to the changes recommended by the ARRC. Any such legislation adopted in New York State would have applicability only to agreements governed by New York law. There can be no assurance as to the final form of any such New York or federal legislation or as to whether any such legislation will be adopted.
In the event that one or more LIBOR-based interest rate derivatives are entered into to hedge variable rate indebtedness, the LIBOR rate specified therein will be determined from time to time by reference to a publication page specified in the relevant definitions of the International Swaps and Derivatives Association, Inc. ("ISDA"). However, if such rate does not appear on the relevant page, and the above-referenced legislation is not adopted that would address the replacement of LIBOR under such derivatives, LIBOR will be determined in accordance with dealer polls conducted by the calculation agent under the agreement governing the derivative. This dealer polling mechanism may not be successful in arriving at a replacement interest rate for LIBOR. Even if the dealer polling mechanism successfully arrives at a replacement interest rate for derivatives, that rate could differ significantly from the interest rates used for our variable-rate indebtedness.
Any disruption in our distribution capabilities, supply chain or our related planning and control processes may adversely affect our business, financial condition, and operating results.
Our success is highly dependent on our planning and distribution infrastructure, which includes the ordering, transportation, and distribution of products to our stores and the ability of suppliers to meet distribution requirements. We also need to ensure that we continue to identify and improve our processes and supply chain and that our distribution infrastructure and supply chain keep pace with our anticipated growth and increased number of stores. The cost of these enhanced processes could be significant and any failure to maintain, grow, or improve them could adversely affect our business, financial condition, and operating results. Due to our rapid expansion, we have had to significantly increase the size of our distribution centers, including opening a 1.5 million square foot distribution center in Maryland in the fourth quarter of fiscal 2019. Based on our growth intentions, we plan to add additional distribution centers or increase the size of our existing distribution centers in the future. Increasing the size of our distribution centers may decrease the efficiency of our distribution costs.
We manage our four distribution centers internally rather than rely on independent third-party logistics providers. If we are not able to manage our distribution centers successfully or at a lower cost than with third-party logistics providers, it could adversely affect our business, financial condition, and operating results. As we continue to add distribution centers, we may incur unexpected costs, and our ability to distribute our products may be adversely affected. Any disruption in the transition to or operation of our distribution centers could have an adverse impact on our business, financial condition, and operating results. For example, the landlord for our Maryland distribution center has identified a construction defect with that facility that we are working with the landlord to address. While we are unable to predict the impact such defect could have on our business, any necessary repairs could cause disruption in the operation of that distribution center, which could negatively impact the in-stock positions in the stores served by such distribution center and could have an adverse impact on our business, financial condition, and operating results.

Additionally, our supply chain and our suppliers could be disrupted by factors beyond our control, including from damage or destruction to our distribution centers; weather-related events; natural disasters; international trade disputes or trade policy changes or restrictions; tariffs or import-related taxes; third-party strikes, lock-outs, work stoppages or slowdowns; shortages of truck drivers; shipping capacity constraints; third-party contract disputes; supply or shipping interruptions or costs; military conflicts; acts of terrorism; public health issues, including pandemics or quarantines (such as the COVID-19 outbreak); or other factors beyond our control. Any such disruption could negatively impact our financial performance or financial condition. Accordingly, we have assessed and are implementing supply chain continuity plans. While to date there has been no material impact on supply for most of our sourced merchandise, COVID-19-related labor shortages and supply chain disruptions continue to cause logistical challenges for us and the entire hard surface flooring industry. In particular, there is significant congestion at ports of entry to the United States, which is increasing the time and cost to ship goods to our stores. Additionally, customer demand for certain products has also fluctuated as the COVID-19 pandemic has progressed and customer behaviors have changed, which has challenged our ability to anticipate and/or adjust inventory levels to meet that demand. These factors have resulted in a decrease in our in-stock levels for certain products as well as delays in delivering those products to our distribution centers, stores or customers. While we are working closely with our suppliers and transportation partners to mitigate the impact of these disruptions, future capacity shortages or shipping cost increases could have an adverse impact upon our business. Our success is also dependent on our ability to provide timely delivery to our customers. Our business could also be adversely affected if fuel prices increase or there are delays in product shipments due to freight difficulties, inclement weather, strikes by our employees or employees of third-parties involved in our supply chain, or other difficulties. If we are unable to deliver products to our customers on a timely basis, they may decide to purchase products from our competitors instead of from us, which would adversely affect our business, financial condition, and operating results.
Proposed changes in U.S. taxation of businesses could adversely affect us.
The new Democratic Presidential Administration has proposed changes to tax law that would, among other things, increase the corporate tax rate, impose a 15% minimum tax on corporate book income, and strengthen the GILTI regime imposed by the Tax Cuts and Jobs Act while eliminating related tax exemptions. Any such tax changes could materially increase the amount of taxes we would be required to pay, which could adversely affect our business, financial condition and operating results. For example, increases in the corporate tax rate may adversely impact our cash flow, which would in turn negatively impact our performance and liquidity. Other changes that may be enacted in the future, including changes to tax laws enacted by state or local governments in jurisdictions in which we operate, could result in further changes to state and local taxation and materially adversely affect our financial position and results of operations.
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
10.1
Amendment No. 5 and Incremental Term Loan Agreement to Credit Agreement, dated as of February 9, 2021, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., FD Sales Company LLC, the lenders party thereto, UBS AG, Stamford Branch, as Administrative Agent and Collateral Agent and Golub Capital LLC, as Additional Initial Term Loan Arranger (2)

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

FLOOR & DECOR HOLDINGS, INC.

Dated: May 6, 2021	By:	/s/ Thomas V. Taylor
Thomas V. Taylor
Chief Executive Officer
(Principal Executive Officer)

Dated: May 6, 2021	By:	/s/ Trevor S. Lang
Trevor S. Lang
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)