Form 10-Q
period 2021-07-01
Floor & Decor Holdings, Inc.
filed 2021-08-05
CIK 1507079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2021
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2021
Class A common stock, $0.001 par value per share	105,239,357

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

in thousands, except for share and per share data	As of July 1, 2021	As of December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$366,093	$307,772
Receivables, net	72,804	50,427
Inventories, net	683,811	654,000
Prepaid expenses and other current assets	42,733	28,257
Total current assets	1,165,441	1,040,456
Fixed assets, net	727,108	579,359
Right-of-use assets	1,055,246	916,325
Intangible assets, net	153,422	109,269
Goodwill	255,473	227,447
Other assets	7,605	7,569
Total long-term assets	2,198,854	1,839,969
Total assets	$3,364,295	$2,880,425
Liabilities and stockholders’ equity
Current liabilities:
Current portion of term loans	$2,103	$1,647
Revolving line of credit	3,366	—
Current portion of lease liabilities	86,110	94,502
Trade accounts payable	529,220	417,898
Accrued expenses and other current liabilities	212,466	162,283
Income taxes payable	3,850	12,391
Deferred revenue	23,099	10,115
Total current liabilities	860,214	698,836
Term loans	195,443	207,157
Lease liabilities	1,077,456	941,125
Deferred income tax liabilities, net	34,510	27,990
Other liabilities	17,070	7,929
Total long-term liabilities	1,324,479	1,184,201
Total liabilities	2,184,693	1,883,037
Commitments and Contingencies (Note 5)
Stockholders’ equity
Capital stock:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at July 1, 2021 and December 31, 2020	—	—
Common stock Class A, $0.001 par value; 450,000,000 shares authorized; 105,111,284 shares issued and outstanding at July 1, 2021 and 104,368,212 issued and outstanding at December 31, 2020	105	104
Common stock Class B, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at July 1, 2021 and December 31, 2020	—	—
Common stock Class C, $0.001 par value; 30,000,000 shares authorized; 0 shares issued and outstanding at July 1, 2021 and December 31, 2020	—	—
Additional paid-in capital	431,549	408,124
Accumulated other comprehensive income, net	240	164
Retained earnings	747,708	588,996
Total stockholders’ equity	1,179,602	997,388
Total liabilities and stockholders’ equity	$3,364,295	$2,880,425
See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
in thousands, except for per share data	July 1, 2021	June 25, 2020	July 1, 2021	June 25, 2020
Net sales	$860,108	$462,352	$1,642,645	$1,017,289
Cost of sales	494,670	265,660	940,274	584,565
Gross profit	365,438	196,692	702,371	432,724
Operating expenses:
Selling and store operating	205,072	138,457	395,018	291,523
General and administrative	52,819	33,713	96,860	64,571
Pre-opening	8,990	3,433	15,987	8,867
Total operating expenses	266,881	175,603	507,865	364,961
Operating income	98,557	21,089	194,506	67,763
Interest expense, net	1,293	2,303	2,681	4,110
Gain on early extinguishment of debt	—	(1,015)	—	(1,015)
Income before income taxes	97,264	19,801	191,825	64,668
Provision (benefit) for income taxes	14,348	(12,203)	33,113	(4,399)
Net income	$82,916	$32,004	$158,712	$69,067
Change in fair value of hedge instruments, net of tax	(7)	92	76	160
Total comprehensive income	$82,909	$32,096	$158,788	$69,227
Basic earnings per share	$0.79	$0.31	$1.52	$0.68
Diluted earnings per share	$0.77	$0.30	$1.48	$0.65
See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Class A
in thousands	Shares	Amount
Balance, January 1, 2021	104,368	$104	$408,124	$164	$588,996	$997,388
Stock-based compensation expense	—	—	4,734	—	—	4,734
Exercise of stock options	195	1	2,382	—	—	2,383
Issuance of restricted stock awards	27	—	—	—	—	—
Forfeiture of restricted stock awards	(2)	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	25	—	—	—	—	—
Shares issued under employee stock purchase plan	26	—	1,302	—	—	1,302
Common stock redeemed for tax liability	(10)	—	(966)	—	—	(966)
Other comprehensive gain, net of tax	—	—	—	83	—	83
Net income	—	—	—	—	75,796	75,796
Balance, April 1, 2021	104,629	$105	$415,576	$247	$664,792	$1,080,720
Stock-based compensation expense	—	—	5,319	—	—	5,319
Exercise of stock options	409	—	3,943	—	—	3,943
Issuance of restricted stock awards	2	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	2	—	—	—	—	—
Shares issued under employee stock purchase plan	21	—	1,761	—	—	1,761
Issuance of stock related to acquisition	50		5,000			5,000
Common stock redeemed for tax liability	(1)	—	(50)	—	—	(50)
Other comprehensive loss, net of tax	—	—	—	(7)	—	(7)
Net income	—	—	—	—	82,916	82,916
Balance, July 1, 2021	105,111	$105	$431,549	$240	$747,708	$1,179,602

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Class A
in thousands	Shares	Amount
Balance, December 27, 2019	101,458	$101	$370,413	$(193)	$394,015	$764,336
Stock-based compensation expense	—	—	2,908	—	—	2,908
Exercise of stock options	453	1	3,782	—	—	3,783
Issuance of restricted stock awards	368	—	—	—	—	—
Shares issued under employee stock purchase plan	30	—	1,131	—	—	1,131
Other comprehensive gain, net of tax	—	—	—	68	—	68
Net income	—	—	—	—	37,063	37,063
Balance, March 26, 2020	102,309	$102	$378,234	$(125)	$431,078	$809,289
Stock-based compensation expense	—	—	4,234	—	—	4,234
Exercise of stock options	838	1	4,876	—	—	4,877
Other comprehensive gain, net of tax	—	—	—	92	—	92
Net income	—	—	—	—	32,004	32,004
Balance, June 25, 2020	103,147	$103	$387,344	$(33)	$463,082	$850,496
See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Twenty-six Weeks Ended
in thousands	July 1, 2021	June 25, 2020
Operating activities
Net income	$158,712	$69,067
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,097	44,389
Stock-based compensation expense	10,053	7,142
Deferred income taxes	6,520	20,552
Interest cap derivative contracts	76	170
Gain on early extinguishment of debt	—	(1,015)
Gain on asset impairments and disposals, net	—	(29)
Changes in operating assets and liabilities, net of effects of acquisition:
Receivables, net	(11,109)	15,183
Inventories, net	(25,338)	(12,404)
Trade accounts payable	105,103	(42,427)
Accrued expenses and other current liabilities	(19,065)	258
Income taxes	(8,541)	(25,100)
Deferred revenue	11,765	1,704
Other, net	(25,656)	19,215
Net cash provided by operating activities	256,617	96,705
Investing activities
Purchases of fixed assets	(132,091)	(65,994)
Acquisition, net of cash acquired	(63,354)	—
Net cash used in investing activities	(195,445)	(65,994)
Financing activities
Borrowings on revolving line of credit	4,453	275,000
Payments on revolving line of credit	(3,592)	(275,000)
Proceeds from term loans	65,000	75,000
Payments on term loans	(75,676)	(1,237)
Proceeds from exercise of stock options	6,326	8,660
Proceeds from employee stock purchase plan	3,063	1,131
Debt issuance costs	(1,409)	(6,882)
Tax payments for stock-based compensation awards	(1,016)	—
Net cash (used in) provided by financing activities	(2,851)	76,672
Net increase in cash and cash equivalents	58,321	107,383
Cash and cash equivalents, beginning of the period	307,772	27,037
Cash and cash equivalents, end of the period	$366,093	$134,420
Supplemental disclosures of cash flow information
Buildings and equipment acquired under operating leases	$185,349	$91,670
Cash paid for interest, net of capitalized interest	$1,340	$3,486
Cash paid for income taxes, net of refunds	$35,118	$147
Fixed assets accrued at the end of the period	$101,708	$22,631
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
On June 4, 2021, the Company acquired Spartan Surfaces, Inc. (“Spartan”), a commercial specialty hard-surface flooring distribution company for total estimated purchase consideration of $77.7 million. Refer to Note 8 for additional information.
As of July 1, 2021, the Company, through its wholly owned subsidiary, Floor and Decor Outlets of America, Inc. (“Outlets”), operates 147 warehouse-format stores, which average 78,000 square feet, and two small-format standalone design studios in 33 states, as well as four distribution centers and an e-commerce site, FloorandDecor.com.
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
Results of operations for the thirteen and twenty-six weeks ended July 1, 2021 and June 25, 2020 are not necessarily indicative of the results to be expected for the full years.
Impact of the COVID-19 Pandemic
On March 11, 2020, the World Health Organization announced that infections of the coronavirus (“COVID-19”) had become a pandemic, and on March 13, 2020, the President of the United States announced a National Emergency relating to the COVID-19 pandemic. The full impact that the COVID-19 pandemic could continue to have on the Company’s business remains an evolving situation and is highly uncertain. While the Company’s operations during the first half of fiscal 2021 did not appear to be negatively impacted, the COVID-19 pandemic had a material negative impact on the Company’s fiscal 2020 operations and financial results during the first half of fiscal 2020 and could have additional negative impacts in the future. The extent of the impact of the pandemic on the Company’s business and financial results will depend on future developments, including the duration of the pandemic, the success of vaccination programs, the spread of COVID-19, including its developing variants, within the markets in which the Company operates, as well as the countries from which the Company sources inventory, fixed assets, and other supplies, the effect of the pandemic on consumer confidence and spending, and actions taken by government entities in response to the pandemic, all of which are highly uncertain.

Summary of Significant Accounting Policies
Other than as noted below, there have been no updates to our Significant Accounting Policies since the Annual Report. For more information regarding our Significant Accounting Policies and Estimates, see the “Summary of Significant Accounting Policies” section of “Item 8. Financial Statements and Supplementary Data” of our Annual Report.
Business Combinations
The Company accounts for acquisitions in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. The purchase price of an acquisition is measured as the aggregate fair value of the consideration transferred at the date of acquisition. The purchase price is allocated to the fair values of the tangible and intangible assets acquired and liabilities assumed, with any excess recorded as goodwill. These fair value determinations require judgment and may involve the use of significant estimates and assumptions. The purchase price allocation may be provisional during a measurement period of up to one year from the acquisition date to provide reasonable time to obtain the information necessary to identify and measure the assets acquired and liabilities assumed. Only facts and circumstances that existed as of the acquisition date are considered for subsequent adjustment to the purchase price allocation, and any such adjustment will be recognized in the period in which it is determined prior to completion of the measurement period. Transaction costs associated with acquisitions are expensed as incurred.
Recently Adopted Accounting Pronouncements
Simplifying the Accounting for Income Taxes. In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The ASU also clarifies and amends existing guidance to improve consistent application among reporting entities. In the first quarter of fiscal 2021, the Company adopted ASU No. 2019-12 on a prospective basis. The adoption of ASU No. 2019-12 did not have a material impact on the Company’s condensed consolidated financial statements.
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
Deferred Revenue & Contract Liabilities
Under ASC 606, Revenue from Contracts with Customers, the Company recognizes revenue when the customer obtains control of the inventory. Amounts in deferred revenue at period-end reflect orders for which the inventory was not yet ready for physical transfer to customers.
Contract liabilities within the Condensed Consolidated Balance Sheets as of July 1, 2021 and December 31, 2020 primarily consisted of deferred revenue as well as amounts in accrued expenses and other current liabilities related to the Pro Premier loyalty program and unredeemed gift cards. As of July 1, 2021, contract liabilities totaled $42.4 million and included $23.1 million of deferred revenue, $16.2 million of loyalty program liabilities, and $3.1 million of unredeemed gift cards. As of December 31, 2020, contract liabilities totaled $24.8 million and included $10.1 million of deferred revenue, $12.1 million of loyalty program liabilities, and $2.6 million of unredeemed gift cards. Of the contract liabilities outstanding as of December 31, 2020, approximately $8.3 million was recognized in revenue during the twenty-six weeks ended July 1, 2021.

Disaggregated Revenue
The Company has one reportable segment. The following table presents the net sales of each major product category (in thousands):

	Thirteen Weeks Ended
	July 1, 2021		June 25, 2020 (1)
Product Category	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Tile	$208,379	24%	$118,981	26%
Laminate / luxury vinyl plank	214,642	25	105,427	23
Decorative accessories / wall tile (1)	163,956	19	84,232	18
Installation materials and tools	141,369	16	73,213	16
Wood	66,158	8	41,901	9
Natural stone	51,983	6	30,319	6
Adjacent categories (1)	13,587	2	3,315	1
Other (2)	34	—	4,964	1
Total	$860,108	100%	$462,352	100%

	Twenty-six Weeks Ended
	July 1, 2021		June 25, 2020 (1)
Product Category	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Tile	$397,815	24%	$253,893	25%
Laminate / luxury vinyl plank	400,677	24	230,421	23
Decorative accessories / wall tile (1)	321,330	20	195,261	19
Installation materials and tools	271,970	17	167,789	16
Wood	128,289	8	90,896	9
Natural stone	101,234	6	65,196	6
Adjacent categories (1)	25,823	1	5,883	1
Other (2)	(4,493)	—	7,950	1
Total	$1,642,645	100%	$1,017,289	100%
(1) To conform to the current period presentation, the presentation of revenue by product category for the thirteen and twenty-six weeks ended June 25, 2020 has been updated within this table to provide disclosure of adjacent categories, which primarily includes bathroom and kitchen products and accessories, as a separate category. In prior periods, adjacent categories revenue was included as a component of the decorative accessories / wall tile product category.
(2) Other includes delivery, sample, and other product revenue and adjustments for deferred revenue, sales returns reserves, customer rewards under our Pro Premier Loyalty program, and other revenue related adjustments that are not allocated on a product-level basis.

3. Debt
The following table summarizes the Company’s long-term debt as of July 1, 2021 and December 31, 2020:

in thousands	Maturity Date	Interest Rate Per Annum at July 1, 2021		July 1, 2021	December 31, 2020
Credit Facilities:
Term Loan B	February 14, 2027	2.10%	Variable	$207,127	$143,179
Term Loan B-1	February 14, 2027	n/a	n/a	—	74,625
Spartan Revolving Line of Credit Facility	n/a	2.63%	Variable	3,366	—
Asset-based Loan Facility (“ABL”)	February 14, 2025	n/a	Variable	—	—
Total secured debt at par value				210,493	217,804
Less: current maturities				5,469	1,647
Long-term debt maturities				205,024	216,157
Less: unamortized discount and debt issuance costs				9,581	9,000
Total long-term debt				$195,443	$207,157
Total debt at fair value				$205,056	$215,626
n/a - not applicable
Market risk associated with the Company’s fixed and variable rate long-term debt relates to the potential change in fair value and negative impact to future earnings, respectively, from a change in interest rates. The aggregate fair value of debt is based primarily on the Company’s estimates of interest rates, maturities, credit risk, and underlying collateral and is classified as Level 3 within the fair value hierarchy.
The following table summarizes scheduled maturities of the Company’s debt, including current maturities, as of July 1, 2021:

in thousands	Amount
Twenty-six weeks ending December 30, 2021 (1)	$4,417
2022	2,103
2023	2,103
2024	2,103
2025	2,103
Thereafter	197,664
Total minimum debt payments	$210,493
(1) Twenty-six weeks ending December 30, 2021 maturities are comprised of $1,051 thousand due on the senior secured term loan facility and $3,366 thousand due on the Spartan revolving line of credit facility.
Components of interest expense are as follows for the periods presented:

in thousands	July 1, 2021	June 25, 2020
Total interest costs	$3,831	$4,426
Interest capitalized	1,150	316
Interest expense, net	$2,681	$4,110

Term Loan Facility
On February 9, 2021 (the “Effective Date”), Outlets entered into a fifth amendment to the credit agreement governing its senior secured term loan facility (as amended, the “Term Loan Facility”). The fifth amendment provided for, among other things, a supplemental term loan in the aggregate principal amount of $65.0 million (the “Supplemental Term Loan Facility”) that increased the term loan B facility. The Supplemental Term Loan Facility has the same maturity date (February 14, 2027) and terms as the term loan B facility, except that voluntary prepayments made within six months after the Effective Date are subject to a 1% soft call prepayment premium. The other terms of loans under the Term Loan Facility remain unchanged, including the applicable margin for loans under the term loan B facility. The proceeds of the Supplemental Term Loan Facility, together with cash on hand, were used to (i) repay the $75.0 million term loan B-1 facility and (ii) pay fees and expenses incurred in connection with the Supplemental Term Loan Facility.
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
All obligations under the Term Loan Facility (including loans under the Supplemental Term Loan Facility) are secured by (1) a first-priority security interest in substantially all of the property and assets of Outlets and the other guarantors under the Term Loan Facility, with certain exceptions, and (2) a second-priority security interest in the collateral securing the revolving credit facility (“ABL Facility”).
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
ABL Facility
As of July 1, 2021, the Company’s ABL Facility had a maximum availability of $400.0 million with actual available borrowings limited to the sum, at the time of calculation, of (a) eligible credit card receivables multiplied by the credit card advance rate, plus (b) the cost of eligible inventory, net of inventory reserves, multiplied by the applicable appraisal percentage, plus (c) 85% of eligible net trade receivables, plus (d) all eligible cash on hand, plus (e) 100% of the amount for which the eligible letter of credit must be honored after giving effect to any draws, minus certain Availability Reserves (each component as defined in the ABL Facility). The ABL Facility is available for issuance of letters of credit and contains a sublimit of $50.0 million for standby letters of credit and commercial letters of credit combined. Available borrowings under the facility are reduced by the face amount of outstanding letters of credit.
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
Net availability under the ABL Facility, as reduced by outstanding letters of credit of $21.2 million, was $370.5 million based on financial data as of July 1, 2021.
Spartan Revolving Line of Credit Facility
In connection with its June 4, 2021 acquisition of Spartan, the Company assumed Spartan’s existing short-term line of credit facility (the “Spartan LOC”), which has a maximum borrowing availability of $8.0 million with actual available borrowings based on Spartan’s eligible working capital balances. The Spartan LOC is an on-demand line of credit that has no stated maturity date, although it is cancellable at any time by either the Company or the lender with any amounts outstanding upon cancellation becoming immediately due and payable. Net availability under the Spartan LOC was $4.6 million as of July 1, 2021.

Covenants
The credit agreements governing the Term Loan Facility, ABL Facility, and Spartan LOC contain customary restrictive covenants, which, among other things and with certain exceptions, limit the Company’s ability to (i) incur additional indebtedness and liens in connection with such indebtedness, (ii) pay dividends and make certain other restricted payments, (iii) effect mergers or consolidations, (iv) enter into transactions with affiliates, (v) sell or dispose of property or assets, and (vi) engage in unrelated lines of business. In addition, these credit agreements subject the Company to certain reporting obligations and require that the Company satisfy certain financial covenants, including, among other things, a requirement that if borrowings under the ABL Facility exceed 90% of availability, the Company will maintain a certain fixed charge coverage ratio (defined as Consolidated EBITDA less non-financed capital expenditures and income taxes paid to consolidated fixed charges, in each case as more fully defined in the ABL Facility).
The Term Loan Facility has no financial maintenance covenants. The Company is currently in compliance with all material covenants under the credit agreements.
4. Income Taxes
Effective tax rates for the thirteen and twenty-six weeks ended July 1, 2021 and June 25, 2020 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within each period. The Company’s effective income tax rate was 14.8% and (61.6)% for the thirteen weeks ended July 1, 2021 and June 25, 2020, respectively. The Company’s effective income tax rate was 17.3% and (6.8)% for the twenty-six weeks ended July 1, 2021 and June 25, 2020, respectively. For each period, the effective income tax rate was lower than the statutory federal income tax rate of 21.0% primarily due to the recognition of income tax benefits from tax deductions in excess of book expense related to stock option exercises and other discrete items. Additionally, the thirteen and twenty-six weeks ended June 25, 2020 included income tax benefits resulting from the enactment of the CARES Act.
The Company recognizes discrete expense for loss contingencies related to uncertain tax positions, including estimated interest and penalties. The Company recognized no expense related to uncertain tax positions during the thirteen and twenty-six weeks ended July 1, 2021 and thirteen weeks ended June 25, 2020, respectively. The Company recognized $2.6 million of such expense during the twenty-six weeks ended June 25, 2020.
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
The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the associated temporary differences become deductible. On a quarterly basis, the Company evaluates whether it is more likely than not that its deferred tax assets will be realized in the future and concludes whether or not a valuation allowance must be established.
The Company accounts for uncertain tax positions in accordance with ASC 740, Income Taxes. ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements using a two-step process for evaluating tax positions taken, or expected to be taken, on a tax return. The Company may only recognize the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. In addition, the Company recognizes a loss contingency for uncertain tax positions when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The amounts recognized for uncertain tax positions require that management make estimates and judgments based on provisions of the tax law, which may be subject to change or varying interpretations. The Company includes estimated interest and penalties related to uncertain tax position accruals within accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets and within income tax expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.

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
As of July 1, 2021, the Company has deferred $12.1 million of employer social security taxes under the CARES Act, of which 50% are required to be deposited by December 2021 and the remaining 50% by December 2022. Of the deferred employer social security taxes outstanding as of July 1, 2021, approximately $6.1 million is included in accrued expenses and other current liabilities and $6.0 million is included in other liabilities within the Condensed Consolidated Balance Sheets.
The Company recognized $0.3 million and $1.0 million related to employee retention credits during the thirteen and twenty-six weeks ended July 1, 2021, respectively, as an offset to selling and store operating expenses within the Condensed Consolidated Statements of Operations and Comprehensive Income. The Company recognized $1.1 million related to employee retention credits during the thirteen and twenty-six weeks ended June 25, 2020, of which $0.9 million was recognized as an offset to selling and store operating expenses and $0.2 million was recognized as an offset to general and administrative expenses within the Condensed Consolidated Statements of Operations and Comprehensive income.
5. Commitments and Contingencies
Lease Commitments
The Company accounts for leases in accordance with ASC 842, Leases. The majority of the Company’s long-term operating lease agreements are for its corporate office, retail locations, and distribution centers, which expire in various years through 2046. Most of these agreements are retail leases wherein both the land and building are leased. For a small number of retail locations, the Company has ground leases in which only the land is leased. The initial lease terms for the Company’s corporate office, retail, and distribution center facilities range from 10-20 years. The majority of the Company’s retail and ground leases also include options to extend, which are factored into the recognition of their respective assets and liabilities when appropriate based on management’s assessment of the probability that the options will be exercised.
When readily determinable, the rate implicit in the lease is used to discount lease payments to present value; however, substantially all of the Company’s leases do not provide a readily determinable implicit rate. If the rate implicit in the lease is not readily determinable, we use a third party to assist in the determination of a secured incremental borrowing rate, determined on a collateralized basis, to discount lease payments based on information available at lease commencement. The secured incremental borrowing rate is estimated based on yields obtained from Bloomberg for U.S. consumers with a BB- credit rating and is adjusted for collateralization as well as inflation. As of July 1, 2021 and June 25, 2020, the Company’s weighted average discount rate was 5.2% and 5.3%, respectively, and the Company’s weighted average remaining lease term was approximately 11 years and 10 years, respectively.

Lease Costs
The table below presents components of lease expense for operating leases.

		Thirteen Weeks Ended		Twenty-six Weeks Ended
in thousands	Classification	July 1, 2021	June 25, 2020 (3)	July 1, 2021	June 25, 2020 (3)
Fixed operating lease cost:	Selling and store operating	$30,820	$25,842	$59,588	$50,775
	Cost of sales	5,656	5,655	11,316	11,329
	Pre-opening	3,020	1,683	4,655	3,874
	General and administrative	1,030	1,041	2,059	2,059
Total fixed operating lease cost		$40,526	$34,221	$77,618	$68,037

Variable lease cost (1):	Selling and store operating	$9,975	$9,181	$19,751	$17,119
	Cost of sales	1,184	1,135	2,592	2,219
	Pre-opening	2	85	70	169
	General and administrative	(110)	45	(88)	72
Total variable lease cost		$11,051	$10,446	$22,325	$19,579

Sublease income	Cost of sales	(597)	(597)	(1,194)	(1,194)
Total operating lease cost (2)		$50,980	$44,070	$98,749	$86,422
(1) Includes variable costs for common area maintenance, property taxes, and insurance on leased real estate.
(2) Excludes short-term lease costs, which were immaterial for the thirteen and twenty-six weeks ended July 1, 2021 and June 25, 2020.
(3) To conform to the current period presentation, the presentation of the components of operating lease expense for the thirteen weeks and twenty-six weeks ended June 25, 2020 has been updated within this table to provide disclosure of variable lease costs and additional information related to the classification of operating leases within the Condensed Consolidated Statements of Operations and Comprehensive Income.
Undiscounted Cash Flows
Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of July 1, 2021 were as follows:

in thousands	Amount
Twenty-six weeks ending December 30, 2021	$133,811
2022	156,328
2023	156,506
2024	149,008
2025	139,405
Thereafter	858,833
Total minimum lease payments (1) (2)	$1,593,891
Less: amount of lease payments representing interest	430,325
Present value of future minimum lease payments	1,163,566
Less: current obligations under leases	86,110
Long-term lease obligations	$1,077,456
(1) Future lease payments exclude approximately $25.2 million of legally binding minimum lease payments for operating leases signed but not yet commenced.
(2) Operating lease payments include $82.0 million related to options to extend lease terms that are reasonably certain of being exercised.

For the twenty-six weeks ended July 1, 2021 and June 25, 2020, cash paid for operating leases was $89.6 million and $59.9 million, respectively.
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
6. Stock-based Compensation
The Company accounts for stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation, which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation, net of forfeitures, over the requisite service period for awards expected to vest. Stock-based compensation expense for the twenty-six weeks ended July 1, 2021 and June 25, 2020 was $10.1 million and $7.1 million, respectively, and was included in general and administrative expenses within the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income.
Stock Options
Stock options are granted with an exercise price greater than or equal to the fair market value on the date of grant, as authorized by the Company’s board of directors or compensation committee. Options granted have contractual terms of ten years and vesting provisions ranging from one year to five years. The stock options granted to eligible employees during the twenty-six weeks ended July 1, 2021 vest in four ratable annual installments on each of the first four anniversaries of the grant date, subject to the grantee’s continued service through the applicable vesting date. Stock option grants are generally subject to forfeiture if employment terminates prior to vesting.
The fair value of stock option awards granted during the twenty-six weeks ended July 1, 2021 was estimated using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

Twenty-six Weeks Ended
July 1, 2021
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
The table below summarizes stock option activity for the twenty-six weeks ended July 1, 2021:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2021	3,740,604	$20.72
Granted	66,505	95.68
Exercised	(603,769)	10.48
Forfeited or expired	(24,575)	39.91
Outstanding at July 1, 2021	3,178,765	$24.09
Vested and exercisable at July 1, 2021	1,865,343	$17.33
The total unrecognized compensation cost related to stock options as of July 1, 2021 and December 31, 2020, was $14.1 million and $16.0 million, respectively. The unrecognized compensation cost remaining as of July 1, 2021 is expected to be recognized over a weighted average period of 2.2 years.
Restricted Stock Units
During the twenty-six weeks ended July 1, 2021, the Company granted restricted stock units to certain employees that represent an unfunded, unsecured right to receive a share of the Company’s Class A common stock upon vesting. These awards vest in four ratable annual installments on each of the first four anniversaries of the grant date, subject to the grantee’s continued service through the applicable vesting date. The fair value of the restricted stock units was determined based on the closing price of the Company’s Class A common stock on the date of grant.
The following table summarizes restricted stock unit activity during the twenty-six weeks ended July 1, 2021:

Restricted Stock Units
Unvested at January 1, 2021	128,220
Granted	116,939
Vested	(26,666)
Forfeited	(5,077)
Unvested at July 1, 2021	213,416
The total unrecognized compensation cost related to restricted stock units as of July 1, 2021 and December 31, 2020 was $15.4 million and $6.2 million, respectively. The unrecognized compensation cost remaining as of July 1, 2021 is expected to be recognized over a weighted average period of 3.4 years.
Restricted Stock Awards
During the twenty-six weeks ended July 1, 2021, the Company issued service-based restricted stock awards to certain executive officers and non-employee directors that are subject to the grantee’s continued service through the applicable vesting date. Service-based restricted stock awards granted during the period to executive officers vest in four ratable annual installments on each of the first four anniversaries of the grant date, while such awards granted to non-employee directors during the period cliff vest on the first anniversary from the grant date.

The following table summarizes restricted stock award activity during the twenty-six weeks ended July 1, 2021:

	Restricted Stock Awards
	Service-based	Performance-based	Total Stock Return (TSR)
Unvested at January 1, 2021	131,844	160,315	104,456
Granted	28,814	—	—
Vested	(13,555)	—	—
Forfeited	(2,508)	—	—
Unvested at July 1, 2021	144,595	160,315	104,456
The fair value of performance-based and service-based restricted stock awards is based on the closing market price of the Company's Class A common stock on the date of grant. The fair value of the TSR awards is estimated on grant date using the Monte Carlo valuation method. Compensation cost for restricted stock awards is recognized using the straight-line method over the requisite service period, which for each of the awards is the service vesting period. As of July 1, 2021 and December 31, 2020, total unrecognized compensation cost related to unvested restricted stock awards was $14.5 million and $15.2 million, respectively. The unrecognized compensation cost remaining as of July 1, 2021 is expected to be recognized over a weighted average period of 2.3 years.
7. Earnings Per Share
Net Income per Common Share
The Company calculates basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effect of share-based awards.
The following table shows the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
in thousands, except per share data	July 1, 2021	June 25, 2020	July 1, 2021	June 25, 2020
Net income	$82,916	$32,004	$158,712	$69,067
Basic weighted average shares outstanding	104,544	102,114	104,309	101,872
Dilutive effect of share-based awards	2,721	3,352	2,877	3,604
Diluted weighted average shares outstanding	107,265	105,466	107,186	105,476
Basic earnings per share	$0.79	$0.31	$1.52	$0.68
Diluted earnings per share	$0.77	$0.30	$1.48	$0.65
The following potentially dilutive securities were excluded from the computation of diluted earnings per share as a result of their anti-dilutive effect:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
in thousands	July 1, 2021	June 25, 2020	July 1, 2021	June 25, 2020
Stock options	67	591	81	599
Restricted stock	1	260	1	260
Restricted stock units	6	106	6	106

8. Acquisition
On June 4, 2021 (“acquisition date” or “closing date”), the Company acquired Spartan Surfaces, Inc. (“Spartan”), a commercial specialty hard-surface flooring distribution company, for total estimated purchase consideration of $77.7 million. The acquisition was accounted for in accordance with ASC 805, Business Combinations, and, accordingly, Spartan’s results of operations, financial position, and cash flows have been consolidated in the Company’s condensed consolidated financial statements since the date of acquisition. Net sales and net earnings for fiscal 2021 attributable to Spartan since the completion of the acquisition were immaterial. Results of operations would not be materially different as a result of the acquisition and therefore pro forma information is not presented. Acquisition-related costs totaling $3.2 million were expensed as incurred and recognized within general and administrative expenses within the Condensed Consolidated Statements of Operations and Comprehensive Income during the thirteen and twenty-six weeks ended July 1, 2021.
The following table summarizes the fair values of the components of the purchase price as of the acquisition date:

in thousands
Cash paid at closing, net of cash acquired	$63,354
Cash paid after closing based on final working capital adjustments	213
Floor and Decor Class A common stock	5,000
Contingent consideration	9,090
Total purchase price	$77,657
The contingent consideration represents the estimated fair value associated with potential earn-out payments to the seller of up to $18.0 million subject to Spartan's achievement of certain financial performance targets in fiscal years 2021 through 2024. Of the total earn-out consideration, $9.0 million is related to the achievement of certain annual adjusted EBITDA margin targets, and $9.0 million is related to the achievement of certain annual gross profit targets. A portion of these earn-out opportunities are payable each year subject to achievement of the applicable performance targets for that year, with the maximum payout requiring that each of the individual annual targets are met. The Company determined the fair value of the contingent earn-out consideration with assistance from a third-party valuation specialist using a Monte Carlo valuation method. Significant assumptions included the amount and timing of projected cash flows, growth rates, volatility, and the discount factor. The contingent earn-out liability is required to be remeasured at each reporting date through the applicable earn-out periods, with any resulting gains or losses recognized in operating income in the period of remeasurement.
The following table summarizes the estimated preliminary fair values of the assets acquired and liabilities assumed at the acquisition date:

in thousands	Fair Value
Current assets	$16,467
Fixed assets, net	970
Right-of-use assets	3,300
Intangible assets, net	44,400
Goodwill	28,026
Total assets acquired	$93,163

Current liabilities	$12,393
Lease liabilities	2,725
Other liabilities	388
Total liabilities assumed	$15,506

Net assets acquired	$77,657

The purchase price allocation reflected above is preliminary and may be subject to change as final fair values are determined. Accordingly, there may be adjustments to the assigned values of acquired assets and liabilities, including, but not limited to, intangible assets and contingent earn-out consideration. The final determination of acquisition-date fair values will be completed as soon as practicable, which is generally within the measurement period of up to one year from the acquisition date in accordance with ASC 805, Business Combinations. Any adjustments to provisional amounts that are identified during the measurement period will be recognized in the reporting period in which the adjustment is determined.
The preliminary fair values of identifiable intangible assets were determined with assistance from a third-party valuation specialist using the multi-period excess earnings method for customer relationships, the relief-from-royalty method for the trademark/tradename, and an incremental income method for the non-compete agreement. These valuation methodologies included significant assumptions such as the amount and timing of projected cash flows, growth rates, customer attrition rates, discount rates, royalty rates (for use in estimating the fair value of the Spartan trade name), and the assessment of each asset’s life cycle. Following are the preliminary estimated fair values and estimated remaining useful lives of identifiable intangibles assets as of the acquisition date:

in thousands	Useful Life (Years)	Preliminary Fair Value
Intangible assets:
Customer relationships	12	$34,900
Trademark/trade name	Indefinite	$9,200
Non-compete agreement	5	$300
Identifiable intangible assets		$44,400
The goodwill arising from the acquisition is primarily attributable to operational synergies and acceleration of growth strategies. The goodwill and intangible assets from the Spartan acquisition are expected to be deductible for U.S. federal and state tax purposes.

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
Forward-Looking Statements
The discussion in this Quarterly Report, including under this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I and Item 1A, “Risk Factors” of Part II, contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical fact contained in this Quarterly Report, including statements regarding the Company’s future operating results and financial position, expectations related to our acquisition of Spartan Surfaces, Inc. (“Spartan”), business strategy and plans, objectives of management for future operations, and the impact of the coronavirus (COVID-19) pandemic, are forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “could,” “seeks,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “budget,” “potential” or “continue” or the negative of these terms or other similar expressions.
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
•any disruption in our supply chain, including carrier capacity constraints, higher shipping prices or product shortages;
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
•impact of acquired companies, including Spartan;
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
Overview
Founded in 2000, Floor & Decor is a high growth, differentiated, multi-channel specialty retailer and commercial flooring distributor of hard surface flooring and related accessories with 147 warehouse format stores across 33 states as of July 1, 2021. We believe that we offer the industry’s broadest in-stock assortment of tile, wood, laminate, vinyl, and natural stone flooring along with decorative and installation accessories and adjacent categories at everyday low prices positioning us as the one-stop destination for our customers’ entire hard surface flooring needs. We appeal to a variety of customers, including professional installers and commercial businesses (“Pro”), Do it Yourself customers (“DIY”), and customers who buy the products for professional installation (“Buy it Yourself” or “BIY”).
We operate on a 52- or 53-week fiscal year ending the Thursday on or preceding December 31. The following discussion contains references to the first twenty-six weeks of fiscal 2021 and fiscal 2020, which ended on July 1, 2021 and June 25, 2020, respectively.
During the twenty-six weeks ended July 1, 2021, we continued to make long-term key strategic investments, including:
•investing in new solutions for new and existing commercial customers through our purchase of Spartan, a specialty hard-surface flooring distribution company that primarily serves the architectural and design community, end-users, and commercial flooring contractors (refer to Note 8, “Acquisition” for additional details);
•supporting our stores and distribution centers during this heightened period of sales, with particular emphasis on increasing staffing levels and working collaboratively throughout our supply chain to improve our in-stock inventory levels;

•opening fourteen new warehouse-format stores, ending the quarter with 147 warehouse-format stores and two design studios;
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
•providing proprietary credit offerings, including through our non-recourse Pro credit card; and
•investing capital to continue enhancing the in-store shopping experience for our customers.
COVID-19 Update
As the COVID-19 pandemic continues in fiscal 2021, we remain focused on five priorities while navigating through this period of volatility and uncertainty:
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
We have also assessed and are implementing supply chain continuity plans. While sales have remained strong as we continue to maintain a broad assortment of in-stock inventory, COVID-19-related labor shortages and supply chain disruptions continue to cause logistical challenges for us and the entire hard surface flooring industry. In particular, there is significant congestion at ports of entry to the United States, which is increasing the time and cost to ship goods to our distribution centers and stores and has resulted in a decrease in our in-stock levels for certain products. While we believe that we can pass these higher transportation costs to our customers, the potential significance and duration of these elevated costs is uncertain. We are working closely with our suppliers and transportation partners to mitigate the impact of these disruptions; however, future capacity shortages or shipping cost increases could have an adverse impact upon our business.
In addition, while vaccines have become more widely available and an increasing portion of the U.S. population is being vaccinated, there remains substantial uncertainty regarding the potential duration and severity of the COVID-19 pandemic, including if or when “herd immunity” will be achieved and the public health restrictions imposed to slow the spread of the virus will be lifted entirely. There may also be future increases “waves” or variants of COVID-19 infections despite mass vaccination programs and other efforts to mitigate its spread. Although our stores are currently open to the public, we may face future closure requirements and other operational restrictions at some or all of our physical locations for prolonged periods of time if federal, state, and local authorities impose new and potentially more stringent restrictions such as shelter-in-place orders. We also may face store closures due to staffing challenges, including if store and distribution center associates are in quarantine due to the COVID-19 pandemic. In addition, changes in consumer behavior due to financial, health, or other concerns may continue even after the COVID-19 pandemic and may reduce consumer demand for our products. Further, some of the countries from which we source inventory and other necessary supplies are not vaccinating their populations as quickly or effectively as the U.S., which could constrain our ability to obtain inventory and other necessary supplies. As a result of these and other uncertainties, the full financial impact of the pandemic cannot be reasonably estimated at this time.

Key Performance Indicators
We consider a variety of performance and financial measures in assessing the performance of our business. The key performance and financial measures we use to determine how our business is performing are comparable store sales, the number of new store openings, gross profit and gross margin, operating income, and EBITDA and Adjusted EBITDA. Other than as noted below, for definitions and a discussion of how we use our key performance indicators, see the “Key Performance Indicators” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report. See “Non-GAAP Financial Measures” below for a discussion of how we define EBITDA and Adjusted EBITDA and a reconciliation of EBITDA and Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”).
Comparable Store Sales
Comparable store sales refer to period-over-period comparisons of our net sales among the comparable store base and are based on when the customer obtains control of the product, which is typically at the time of sale. A store is included in the comparable store sales calculation on the first day of the thirteenth full fiscal month following a store’s opening, which is when we believe comparability has been achieved. Changes in our comparable store sales between two periods are based on net sales for stores that were in operation during both of the two periods. Any change in the square footage of an existing comparable store, including for remodels and relocations within the same primary trade area of the existing store being relocated, does not eliminate that store from inclusion in the calculation of comparable store sales. Stores that are closed for a full fiscal month or longer are excluded from the comparable store sales calculation for each full fiscal month that they are closed. Since our e-commerce, regional account manager, and design studio sales are fulfilled by individual stores, they are included in comparable store sales only to the extent the fulfilling store meets the above mentioned store criteria. Sales through our Spartan subsidiary do not involve our stores and are therefore excluded from the comparable store sales calculation.
Other key financial terms we use include net sales, selling and store operating expenses, general and administrative expenses, and pre-opening expenses. For definitions and a discussion of how we use other key financial terms, see the “Other Key Financial Definitions” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report.

Results of Operations
While our revenue and earnings were strong during the first half of fiscal 2021 compared to the first half of fiscal 2020, the full impact that the COVID-19 pandemic could have on our business remains highly uncertain. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations -COVID-19 Update” and Item 1A., “Risk Factors” for more information about the potential impacts that the COVID-19 pandemic may have on our results of operations and overall financial performance for future periods.
The following table summarizes key components of our results of operations for the periods indicated, in dollars and as a percentage of net sales (actuals in thousands; dollar changes in millions; certain numbers may not sum due to rounding):

	Thirteen Weeks Ended
	July 1, 2021		June 25, 2020
	Actual	% of Sales	Actual	% of Sales	$ Increase/(Decrease)	% Increase/(Decrease)
Net sales	$860,108	100.0%	$462,352	100.0%	$397.8	86.0%
Cost of sales	494,670	57.5	265,660	57.5	229.0	86.2
Gross profit	365,438	42.5	196,692	42.5	168.7	85.8
Operating expenses:
Selling and store operating	205,072	23.8	138,457	29.9	66.6	48.1
General and administrative	52,819	6.1	33,713	7.3	19.1	56.7
Pre-opening	8,990	1.0	3,433	0.7	5.6	161.9
Total operating expenses	266,881	30.9	175,603	37.9	91.3	52.0
Operating income	98,557	11.5	21,089	4.6	77.5	367.3
Interest expense, net	1,293	0.2	2,303	0.5	(1.0)	(43.9)
Gain on early extinguishment of debt	—	—	(1,015)	(0.2)	1.0	NM
Income before income taxes	97,264	11.3	19,801	4.3	77.5	391.2
Provision (benefit) for income taxes	14,348	1.7	(12,203)	(2.6)	26.6	217.6
Net income	$82,916	9.6%	$32,004	6.9%	$50.9	159.1%

	Twenty-six Weeks Ended
	July 1, 2021		June 25, 2020
	Actual	% of Sales	Actual	% of Sales	$ Increase/(Decrease)	% Increase/(Decrease)
Net sales	$1,642,645	100.0%	$1,017,289	100.0%	$625.4	61.5%
Cost of sales	940,274	57.2	584,565	57.5	355.7	60.9
Gross profit	702,371	42.8	432,724	42.5	269.6	62.3
Operating expenses:
Selling and store operating	395,018	24.0	291,523	28.7	103.5	35.5
General and administrative	96,860	5.9	64,571	6.3	32.3	50.0
Pre-opening	15,987	1.0	8,867	0.9	7.1	80.3
Total operating expenses	507,865	30.9	364,961	35.9	142.9	39.2
Operating income	194,506	11.8	67,763	6.7	126.7	187.0
Interest expense, net	2,681	0.2	4,110	0.4	(1.4)	(34.8)
Gain on early extinguishment of debt	—	—	(1,015)	(0.1)	1.0	NM
Income before income taxes	191,825	11.7	64,668	6.4	127.2	196.6
Provision (benefit) for income taxes	33,113	2.0	(4,399)	(0.4)	37.5	852.7
Net income	$158,712	9.7%	$69,067	6.8%	$89.6	129.8%

Selected Financial Information

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2021	June 25, 2020	July 1, 2021	June 25, 2020
Comparable store sales (% change)	68.4%	(20.8)%	48.1%	(9.6)%
Comparable average ticket (% change)	3.9%	2.0%	2.9%	2.5%
Comparable customer transactions (% change)	62.1%	(22.3)%	43.9%	(11.9)%
Number of warehouse-format stores	147	125	147	125
Adjusted EBITDA (in thousands) (1)	$137,024	$45,555	$264,099	$118,681
Adjusted EBITDA margin	15.9%	9.9%	16.1%	11.7%
(1) Adjusted EBITDA is a non-GAAP financial measure. See “Non-GAAP Financial Measures” section below for additional information and a reconciliation of Adjusted EBITDA to net income.
Net Sales
Net sales during the thirteen weeks ended July 1, 2021 increased $397.8 million, or 86.0%, compared to the corresponding prior year period primarily due to an increase in comparable store sales of 68.4% and sales from the 22 new warehouse stores that we opened since June 25, 2020. The comparable store sales increase during the period of 68.4%, or $315.8 million, was driven by a 62.1% increase in comparable customer transactions and a 3.9% increase in comparable average ticket. Comparable store sales increased among all of our product categories during the period. Non-comparable store sales increased $82.0 million during the same period primarily due to the increase in new stores.
Net sales during the twenty-six weeks ended July 1, 2021 increased $625.4 million, or 61.5%, compared to the corresponding prior year period due to an increase in comparable store sales of 48.1% and sales from the 22 new warehouse stores that we opened since June 25, 2020. The comparable store sales increase during the period of 48.1%, or $488.3 million, was driven by a 43.9% increase in comparable customer transactions and a 2.9% increase in comparable average ticket. Comparable sales increased among all of our product categories during the period. Non-comparable store sales increased $137.1 million during the same period primarily due to the increase in new stores.
We believe the increase in sales for the thirteen and twenty-six weeks ended July 1, 2021 is also due in part to (i) unprecedented government intervention to help mitigate the negative impacts of the COVID-19 pandemic and (ii) customers investing in home improvements while spending less on leisure activities like travel, eating out, sporting events, and hotels. We also believe that our business model, with its focus on substantial amounts of trend-right, in-stock inventory, is also contributing to the sales increase. In addition, our total sales growth and associated comparable store sales growth for the thirteen weeks ended July 1, 2021 were particularly strong because in late March 2020, we closed the interior of our stores to the public as a precautionary measure due to COVID-19. We began re-opening our stores in early May, and by early June, all of our stores were fully open to the public. Further, the addition of a 53rd-week in fiscal 2020, which was the last week in December, a historically low volume week, shifted the beginning of fiscal 2021 to January and modestly benefited fiscal 2021 comparable store sales growth.
Gross Profit and Gross Margin
Gross profit during the thirteen weeks ended July 1, 2021 increased $168.7 million, or 85.8%, compared to the corresponding prior year period. The increase in gross profit was driven by the 86.0% increase in net sales as gross margin growth was flat from the same period a year ago.
Gross profit during the twenty-six weeks ended July 1, 2021 increased $269.6 million, or 62.3%, compared to the corresponding prior year period. This increase in gross profit was driven by the 61.5% increase in net sales and an increase in gross margin to 42.8%, up approximately 30 basis points from 42.5% in the same period a year ago. The increase in gross margin was primarily due to improved leverage of our distribution center and supply chain infrastructure on higher sales, partially offset by a $2.5 million decrease to estimated tariff refund receivables during the current period.

Selling and Store Operating Expenses
Selling and store operating expenses during the thirteen weeks ended July 1, 2021 increased $66.6 million, or 48.1%, compared to the thirteen weeks ended June 25, 2020. The increase was primarily attributable to 22 new warehouse stores opened since June 25, 2020 as well as additional staffing to satisfy sales growth. As a percentage of net sales, selling and store operating expenses decreased approximately 610 basis points to 23.8% from 29.9% in the corresponding prior year period. Comparable store selling and store operating expenses as a percentage of comparable store sales decreased by approximately 710 basis points.
Selling and store operating expenses during the twenty-six weeks ended July 1, 2021 increased 103.50, or 35.5%, compared to the twenty-six weeks ended June 25, 2020, primarily driven by the opening of 22 new stores since June 25, 2020 as well as additional staffing to satisfy sales growth. As a percentage of net sales, our selling and store operating expenses decreased approximately 470 basis points to 24.0%, down from 28.7% in the corresponding prior year period. Comparable store selling and store operating expenses as a percentage of comparable store sales decreased by approximately 530 basis points.
The decreases in selling and store operating expenses as a percentage of both overall sales and comparable store sales during the thirteen and twenty-six weeks ended July 1, 2021 was primarily due to significantly higher comparable store and non-comparable store sales in the second quarter of fiscal 2021 compared with the second quarter of fiscal 2020 when our stores were limited to curbside services and not fully open to the public.
General and Administrative Expenses
General and administrative expenses, which are typically expenses incurred outside of our stores, increased $19.1 million, or 56.7%, during the thirteen weeks ended July 1, 2021 compared to the corresponding prior year period primarily due to higher incentive compensation expense and costs to support store growth, including increased store support staff, higher depreciation related to technology and other store support center investments, and expenses related to the Spartan acquisition. As a percentage of sales, general and administrative expenses decreased approximately 120 basis points to 6.1% from 7.3% in the corresponding period. The decline as a percentage of net sales was primarily driven by sales growing faster than increases in store support staffing, occupancy, and other general and administrative costs.
General and administrative expenses, increased $32.3 million, or 50.0%, during the twenty-six weeks ended July 1, 2021 compared to the corresponding prior year period due to higher incentive compensation expense and costs to support store growth, including increased store support staff and higher depreciation related to technology and other store support center investments, and expenses related to the Spartan acquisition. Our general and administrative expenses as a percentage of net sales decreased approximately 40 basis points to 5.9%, down from 6.3% during the twenty-six weeks ended June 25, 2020. The decline as a percentage of net sales was primarily driven by sales growing faster than increases in store support staffing, occupancy, and other general and administrative costs.
Pre-Opening Expenses
Pre-opening expenses during the thirteen weeks ended July 1, 2021 increased $5.6 million, or 161.9%, compared to the corresponding prior year period. The increase is primarily the result of an increase in the number of stores that we either opened or were preparing for opening compared to the prior year period. We opened seven warehouse stores during the thirteen weeks ended July 1, 2021 as compared to opening two warehouse stores during the thirteen weeks ended June 25, 2020.
Pre-opening expenses during the twenty-six weeks ended July 1, 2021 increased $7.1 million, or 80.3%, compared to the corresponding prior year period. The increase is primarily the result of an increase in the number of stores that we either opened or were preparing for opening compared to the prior year period. We opened fourteen warehouse stores during the twenty-six weeks ended July 1, 2021 as compared to opening five warehouse stores during the twenty-six weeks ended June 25, 2020.
Interest Expense
Net interest expense during the thirteen weeks ended July 1, 2021 decreased $1.0 million, or 43.9%, compared to the thirteen weeks ended June 25, 2020. Net interest expense during the twenty-six weeks ended July 1, 2021 decreased $1.4 million, or (34.8)%, compared to the twenty-six weeks ended June 25, 2020. The decrease in interest expense for the thirteen and twenty-six weeks ended July 1, 2021 was primarily due to lower revolving line of credit borrowings and a decrease in term loan interest rates compared to the thirteen and twenty-six weeks ended June 25, 2020.

Income Taxes
The provision for income taxes was $14.3 million during the thirteen weeks ended July 1, 2021 compared to a $12.2 million benefit during the thirteen weeks ended June 25, 2020. The effective tax rate was 14.8% for the thirteen weeks ended July 1, 2021 compared to (61.6)% in the corresponding prior year period.
The provision for income taxes was a $33.1 million during the twenty-six weeks ended July 1, 2021 compared to a $4.4 million benefit during the twenty-six weeks ended June 25, 2020. The effective tax rate was 17.3% for the twenty-six weeks ended July 1, 2021 compared to (6.8)% for the twenty-six weeks ended June 25, 2020.
The increase in the effective tax rates during the thirteen and twenty-six weeks ended July 1, 2021 was primarily due to (i) the recognition of income tax benefits in connection with the CARES Act during fiscal 2020 and (ii) higher earnings during the thirteen and twenty-six weeks ended July 1, 2021 without a proportionate increase in available tax credits.
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

The following table reconciles net income to EBITDA and Adjusted EBITDA for the periods presented:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
in thousands	July 1, 2021	June 25, 2020	July 1, 2021	June 25, 2020
Net income	$82,916	$32,004	$158,712	$69,067
Depreciation and amortization (1)	27,377	21,991	52,897	43,664
Interest expense, net	1,293	2,303	2,681	4,110
Gain on early extinguishment of debt (2)	—	(1,015)	—	(1,015)
Income tax expense (benefit)	14,348	(12,203)	33,113	(4,399)
EBITDA	125,934	43,080	247,403	111,427
Stock-based compensation expense (3)	5,319	4,234	10,053	7,142
Acquisition and integration expense (4)	3,166	—	3,166	—
Tariff refund adjustments (5)	1,728	(3,615)	1,728	(4,016)
COVID-19 costs (6)	408	1,601	624	2,911
Other (7)	469	255	1,125	1,217
Adjusted EBITDA	$137,024	$45,555	$264,099	$118,681
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

(4) Represents acquisition and integration expenses incurred related to the acquisition of Spartan.

(5) Represents a reduction in estimated tariff refund receivables during the thirteen weeks ended July 1, 2021. During the thirteen weeks ended June 25, 2020, represents income for incremental tariff refunds recognized for certain bamboo and other flooring products. Interest income for tariff refunds is included within interest expense, net in the table above.

(6) Amounts are comprised of sanitation, personal protective equipment, and other costs directly related to efforts to mitigate the impact of the COVID-19 pandemic on our business.

(7) Other adjustments include amounts management does not consider indicative of our core operating performance. Amounts for the thirteen weeks ended July 1, 2021 primarily relate to relocation expenses for our Houston distribution center, and amounts for the twenty-six weeks ended July 1, 2021 primarily relate to relocation expenses for our Houston distribution center and legal fees associated with the February 2021 amendment to our senior secured term loan credit facility. Amounts for the thirteen and twenty-six weeks ended June 25, 2020 primarily relate to legal fees associated with the February 2020 amendment to our senior secured term loan credit facility and costs associated with secondary public offerings of the Company’s Class A common stock by certain of our stockholders.
Liquidity and Capital Resources
Liquidity is provided primarily by our cash flows from operations and our $400.0 million ABL Facility. Unrestricted liquidity based on our July 1, 2021 financial data was $736.6 million, consisting of $366.1 million in cash and cash equivalents and $370.5 million immediately available for borrowing under the ABL Facility without violating any covenants thereunder. In addition, our Spartan subsidiary has access to an $8.0 million revolving line of credit facility (the “Spartan LOC”) that had $4.6 million immediately available for borrowing as of July 1, 2021.
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
Twice a year, we conduct a clearance event with the goal of selling through discontinued inventory, followed by donations of the aged discontinued inventory that we are unable to sell. We generally conduct a larger clearance event during our third fiscal quarter followed by a smaller clearance event towards the end of the fiscal year. We define aged discontinued inventory as inventory in discontinued status for more than 12 months that we intend to sell or donate. As of July 1, 2021, we had $1.0 million of aged discontinued inventory that we intend to donate if unable to sell.
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
The exact scope of our capital plans is evolving and will ultimately depend on a variety of factors, including the impact of the COVID-19 pandemic on our business. Excluding cash paid for the Spartan acquisition, total capital expenditures are currently planned to be between approximately $455 million to $475 million and will be funded primarily by cash generated from operations and borrowings under the ABL Facility. Our capital needs may change in the future due to changes in our business, including in response to the COVID-19 pandemic, or new opportunities that we choose to pursue; however, we currently expect the following for capital expenditures in fiscal 2021:
•open 27 warehouse-format stores, open two small-format design studios, and start construction on stores opening and relocating in 2022 using approximately $305 million to $315 million of cash;
•relocate our Houston, Texas distribution center and open a transload facility in Los Angeles, California using approximately $70 million to $74 million of cash;
•invest in existing store remodeling projects and our distribution centers using approximately $52 million to $56 million of cash; and
•invest in information technology infrastructure, e-commerce, and other store support center initiatives using approximately $28 million to $30 million of cash.

Cash Flow Analysis
A summary of our operating, investing, and financing activities are shown in the following table:

	Twenty-six Weeks Ended
in thousands	July 1, 2021	June 25, 2020
Net cash provided by operating activities	$256,617	$96,705
Net cash used in investing activities	(195,445)	(65,994)
Net cash (used in) provided by financing activities	(2,851)	76,672
Net increase in cash and cash equivalents	$58,321	$107,383
Net Cash Provided by Operating Activities
Cash provided by operating activities consists primarily of net income adjusted for changes in working capital as well as non-cash items, including depreciation and amortization, deferred income taxes, and stock-based compensation.
Net cash provided by operating activities was $256.6 million for the twenty-six weeks ended July 1, 2021 and $96.7 million for the twenty-six weeks ended June 25, 2020. The increase in net cash provided by operating activities was primarily the result of an increase in net income and trade accounts payable, partially offset by a net decrease in other working capital items to support our operations.
Net Cash Used in Investing Activities
Investing activities typically consist primarily of capital expenditures for new store openings, existing store remodels (including leasehold improvements, new racking, new fixtures, new product and display vignettes, and enhanced design studios) and new infrastructure and information systems. Cash payments to acquire a business are also included in investing activities.
Net cash used in investing activities during the twenty-six weeks ended July 1, 2021 and June 25, 2020 was $195.4 million and $66.0 million, respectively. The increase was driven by a $66.1 million increase in capital expenditures and $66.4 million in cash paid as part of the purchase price to acquire Spartan (refer to Note 8, "Acquisition" for additional details). The year-over-year growth in capital expenditures was primarily driven by (i) an increase in new stores that opened or were under construction, as we generally incur significant capital expenditures for new stores a few to several months in advance of opening, (ii) ongoing construction for the Houston distribution center relocation, and (iii) an increase in existing store remodels. During the twenty-six weeks ended July 1, 2021, approximately 66.1% of non-acquisition related capital expenditures were for new stores and 26.6% were for existing stores and distribution centers, while the remaining spending was associated with information technology, e-commerce, and store support center investments to support our growth.
Net Cash (Used in) Provided by Financing Activities
Financing activities consist primarily of borrowings and related repayments under our credit agreements as well as proceeds from the exercise of stock options and our employee share purchase program.
Net cash used in financing activities was $2.9 million for the twenty-six weeks ended July 1, 2021 compared to net cash provided by financing activities of $76.7 million for the twenty-six weeks ended June 25, 2020. The decrease was primarily driven by the repayment of a portion of our Term Loan Facility during the twenty-six weeks ended July 1, 2021 compared with net proceeds from the Term Loan Facility during the twenty-six weeks ended June 25, 2020.
Credit Facility Amendments
On February 9, 2021 (the “Effective Date”), we entered into a fifth amendment to the credit agreement governing our senior secured term loan facility (as amended, the “Term Loan Facility”). The fifth amendment provided for, among other things, a supplemental term loan in the aggregate principal amount of $65.0 million (the "Supplemental Term Loan Facility") that increased the term loan B facility. The Supplemental Term Loan Facility has the same maturity date (February 14, 2027) and terms as the term loan B facility, except that voluntary prepayments made within six months after the Effective Date are subject to a 1% soft call prepayment premium. The other terms of loans under the Term Loan Facility remain unchanged, including the applicable margin for loans under the term loan B facility. The proceeds of the Supplemental Term Loan Facility, together with cash on hand, were used to (i) repay the $75.0 million term loan B-1 facility and (ii) pay fees and expenses incurred in connection with the Supplemental Term Loan Facility.

Refer to Note 3, “Debt” for additional details regarding our Term Loan Facility, ABL Facility, and Spartan LOC, including applicable covenants.
Credit Ratings
Our credit ratings are periodically reviewed by rating agencies. In November 2020, Moody’s reaffirmed the Company's issuer corporate family rating of Ba3 and changed its outlook for the Company to stable from negative. In December 2020, Standard & Poor’s reaffirmed the Company’s corporate credit rating of BB- and revised its outlook for the Company to positive from stable. These ratings and our current credit condition affect, among other things, our ability to access new capital. Negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be lowered or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, financial condition, results of operations, and liquidity. In particular, a weakening of our financial condition, including any further increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, could result in a credit rating downgrade or change in outlook, or could otherwise increase our cost of borrowing.
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
The DOC has instructed the U.S. Customs and Boarder Protection (“U.S. Customs” to require cash deposits based on the announced effective rates. The final rates for the first 18 months of the orders will not be determined until the first administrative review process is completed, approximately two years after the published date of the orders.
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

Tariff Refunds
In November 2019, the U.S. Trade Representative (“USTR”) made a ruling to retroactively exclude certain flooring products imported from China from the Section 301 tariffs that were implemented at 10% beginning in September 2018 and increased to 25% in June 2019. The granted exclusions apply to certain “click” vinyl and engineered products that we have sold and continue to sell. As these exclusions were granted retroactively, we are entitled to a refund from U.S. Customs for the applicable Section 301 tariffs previously paid on these goods. Tariff refund claims are subject to the approval of U.S. Customs, and the Company currently expects to recover $20.9 million, including interest, related to these Section 301 tariff payments. Of the expected refunds, $13.8 million has been received as of July 1, 2021.
Contractual Obligations
There were no material changes to our contractual obligations outside the ordinary course of our business during the twenty-six weeks ended July 1, 2021.
Off-Balance Sheet Arrangements
For the twenty-six weeks ended July 1, 2021, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures, or capital resources. We do not have any relationship with unconsolidated entities or financial partnerships for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.
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
Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our Credit Facilities, which carry variable interest rates. As of July 1, 2021, our senior secured term loan facility, which has a variable interest rate, had a remaining principal balance of $207.1 million. A 1.0% increase in the effective interest rate for this debt would cause an increase in interest expense of approximately $2.1 million over the next twelve months. To lessen our exposure to changes in interest rate risk, we entered into two $75.0 million interest rate cap agreements in May 2021. The contracts capped our LIBOR at 1.75% beginning in May 2021. In addition, our $102.5 million interest rate cap agreement entered into during November 2016 that caps our LIBOR at 2.0% remains in effect until the agreement expires on December 31, 2021. We do not anticipate that the interest rate cap agreements will significantly impact interest expense in the near term as the U.S. Federal Reserve and other central banks have taken recent action to lower interest rates in response to the COVID-19 pandemic, and interest rates are near historic lows.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in reports filed or submitted under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the chief executive officer and the chief financial officer, have reviewed the effectiveness of the Company’s disclosure controls and procedures as of July 1, 2021 and, based on their evaluation, have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. The condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the fiscal quarter ended July 1, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The COVID-19 pandemic and initial responses had an adverse effect on our customer traffic, sales, operating costs, and profit during the first two quarters of fiscal 2020 and may have such an impact again in the future. We cannot predict how long the COVID-19 pandemic will last, whether we will be required to re-close stores or what other government responses may occur. The COVID-19 pandemic has also adversely affected our ability to staff our existing stores and open new stores, and we have experienced construction delays. While our stores saw increased sales and order activity in the final two quarters of fiscal 2020 and the first two quarters of fiscal 2021, those results, as well as those of other metrics such as net revenues, gross margins and other financial and operating data, may not be indicative of results for future periods. Additionally, such increased demand may increase beyond manageable levels, may fluctuate significantly, or may not continue, including the possibility that demand may decrease from historical levels.

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
As of July 1, 2021, the principal amount of our total indebtedness was approximately $207.1 million related to our indebtedness outstanding under the Term Loan Facility. In addition, as of July 1, 2021, we had the ability to access approximately $370.5 million of unused borrowings available under the ABL Facility without violating any covenants thereunder and had approximately $21.2 million in outstanding letters of credit thereunder.

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
Both New York State and federal legislation in the U.S. is under consideration that if enacted could result, upon the unavailability of LIBOR, in the replacement of certain fallback provisions in LIBOR-based financing agreements. Under the proposed legislation, some of these existing fallback provisions would be replaced by a provision specifying that the replacement rate and related adjustments recommended by the Alternative Reference Rates Committee ("ARRC"), the committee in the United States convened to ensure a successful transition from LIBOR, would be used to establish the interest-rate on the financing. The legislation would also require the use of the benchmark replacement rate and related adjustments recommended by the ARRC in the event that there are no fallback provisions in a financing. The legislation would not impact credit agreements that already include fallbacks to the changes recommended by the ARRC. Any such legislation adopted in New York State would have applicability only to agreements governed by New York law. There can be no assurance as to the final form of any such New York or federal legislation or as to whether any such legislation will be adopted.

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
Our success is highly dependent on our planning and distribution infrastructure, which includes the ordering, transportation, and distribution of products to our stores and the ability of suppliers to meet distribution requirements. We also need to ensure that we continue to identify and improve our processes and supply chain and that our distribution infrastructure and supply chain keep pace with our anticipated growth and increased number of stores. The cost of these enhanced processes could be significant and any failure to maintain, grow, or improve them could adversely affect our business, financial condition, and operating results. Due to our rapid expansion, we have had to significantly increase the size of our distribution centers, including opening a 1.5 million square foot distribution center in Maryland in the fourth quarter of fiscal 2019 and the planned new opening of an expanded distribution center in Houston in the fourth quarter of 2021. Based on our growth intentions, we plan to add additional distribution centers or increase the size of our existing distribution centers in the future. Increasing the size of our distribution centers may decrease the efficiency of our distribution costs.
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
Additionally, our supply chain and our suppliers could be disrupted by factors beyond our control, including from damage or destruction to our distribution centers; weather-related events; natural disasters; international trade disputes or trade policy changes or restrictions; tariffs or import-related taxes; third-party strikes, lock-outs, work stoppages or slowdowns; shortages of truck drivers; shipping capacity constraints; third-party contract disputes; supply or shipping interruptions or costs; military conflicts; acts of terrorism; public health issues, including pandemics or quarantines (such as the COVID-19 outbreak); or other factors beyond our control. Any such disruption could negatively impact our financial performance or financial condition. Accordingly, we have assessed and are implementing supply chain continuity plans. While to date there has been no material impact on supply for most of our sourced merchandise, COVID-19-related labor shortages and supply chain disruptions continue to cause logistical challenges for us and the entire hard surface flooring industry. In particular, there is significant congestion at ports of entry to the United States, which is increasing the time and cost to ship goods to our stores. Additionally, customer demand for certain products has also fluctuated as the COVID-19 pandemic has progressed and customer behaviors have changed, which has challenged our ability to anticipate and/or adjust inventory levels to meet that demand. These factors have resulted in a decrease in our in-stock levels for certain products as well as delays in delivering those products to our distribution centers, stores or customers. Recently, we have seen an increase in supply chain costs, and we do not know how long this will last. It is our belief that we can pass along these costs. While we are working closely with our suppliers and transportation partners to mitigate the impact of these disruptions, future capacity shortages or shipping cost increases could have an adverse impact upon our business. Our success is also dependent on our ability to provide timely delivery to our customers. Our business could also be adversely affected if fuel prices increase or there are delays in product shipments due to freight difficulties, inclement weather, strikes by our employees or employees of third-parties involved in our supply chain, or other difficulties. If we are unable to deliver products to our customers on a timely basis, they may decide to purchase products from our competitors instead of from us, which would adversely affect our business, financial condition, and operating results.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Exhibit Description
3.1	Amended & Restated Certificate of Incorporation of Floor & Decor Holdings, Inc.
3.2	Second Amended and Restated Bylaws of Floor & Decor Holdings, Inc. (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
(1) Filed as an exhibit to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-216000) filed with the SEC on April 24, 2017, and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOOR & DECOR HOLDINGS, INC.

Dated: August 5, 2021	By:	/s/ Thomas V. Taylor
Thomas V. Taylor
Chief Executive Officer
(Principal Executive Officer)

Dated: August 5, 2021	By:	/s/ Trevor S. Lang
Trevor S. Lang
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)