Form 10-Q
period 2021-09-30
Floor & Decor Holdings, Inc.
filed 2021-11-04
CIK 1507079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2021
Class A common stock, $0.001 par value per share	105,591,567

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

in thousands, except for share and per share data	As of September 30, 2021	As of December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$330,085	$307,772
Receivables, net	81,480	50,427
Inventories, net	833,122	654,000
Prepaid expenses and other current assets	49,522	28,257
Total current assets	1,294,209	1,040,456
Fixed assets, net	836,310	579,359
Right-of-use assets	1,082,031	916,325
Intangible assets, net	152,678	109,269
Goodwill	255,473	227,447
Other assets	7,409	7,569
Total long-term assets	2,333,901	1,839,969
Total assets	$3,628,110	$2,880,425
Liabilities and stockholders’ equity
Current liabilities:
Current portion of term loans	$1,577	$1,647
Current portion of lease liabilities	98,238	94,502
Trade accounts payable	634,339	417,898
Accrued expenses and other current liabilities	255,106	162,283
Income taxes payable	1,553	12,391
Deferred revenue	21,173	10,115
Total current liabilities	1,011,986	698,836
Term loans	195,865	207,157
Lease liabilities	1,106,812	941,125
Deferred income tax liabilities, net	33,589	27,990
Other liabilities	14,948	7,929
Total long-term liabilities	1,351,214	1,184,201
Total liabilities	2,363,200	1,883,037
Commitments and Contingencies (Note 5)
Stockholders’ equity
Capital stock:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock Class A, $0.001 par value; 450,000,000 shares authorized; 105,578,555 shares issued and outstanding at September 30, 2021 and 104,368,212 issued and outstanding at December 31, 2020	106	104
Common stock Class B, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock Class C, $0.001 par value; 30,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	442,247	408,124
Accumulated other comprehensive income, net	204	164
Retained earnings	822,353	588,996
Total stockholders’ equity	1,264,910	997,388
Total liabilities and stockholders’ equity	$3,628,110	$2,880,425
See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
in thousands, except for per share data	September 30, 2021	September 24, 2020	September 30, 2021	September 24, 2020
Net sales	$876,553	$684,847	$2,519,198	$1,702,136
Cost of sales	511,245	390,219	1,451,519	974,784
Gross profit	365,308	294,628	1,067,679	727,352
Operating expenses:
Selling and store operating	218,690	171,513	613,708	463,036
General and administrative	52,488	39,286	149,348	103,857
Pre-opening	10,733	5,027	26,720	13,894
Total operating expenses	281,911	215,826	789,776	580,787
Operating income	83,397	78,802	277,903	146,565
Interest expense, net	1,124	2,024	3,805	6,134
Gain on early extinguishment of debt	—	—	—	(1,015)
Income before income taxes	82,273	76,778	274,098	141,446
Provision for income taxes	7,628	8,004	40,741	3,605
Net income	$74,645	$68,774	$233,357	$137,841
Change in fair value of hedge instruments, net of tax	(36)	89	40	249
Total comprehensive income	$74,609	$68,863	$233,397	$138,090
Basic earnings per share	$0.71	$0.67	$2.23	$1.35
Diluted earnings per share	$0.69	$0.65	$2.17	$1.30
See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Class A
in thousands	Shares	Amount
Balance, January 1, 2021	104,368	$104	$408,124	$164	$588,996	$997,388
Stock-based compensation expense	—	—	4,734	—	—	4,734
Exercise of stock options	195	1	2,382	—	—	2,383
Issuance of restricted stock awards	27	—	—	—	—	—
Forfeiture of restricted stock awards	(2)	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	25	—	—	—	—	—
Shares issued under employee stock purchase plan	26	—	1,302	—	—	1,302
Common stock redeemed for tax liability	(10)	—	(966)	—	—	(966)
Other comprehensive gain, net of tax	—	—	—	83	—	83
Net income	—	—	—	—	75,796	75,796
Balance, April 1, 2021	104,629	$105	$415,576	$247	$664,792	$1,080,720
Stock-based compensation expense	—	—	5,319	—	—	5,319
Exercise of stock options	409	—	3,943	—	—	3,943
Issuance of restricted stock awards	2	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	2	—	—	—	—	—
Shares issued under employee stock purchase plan	21	—	1,761	—	—	1,761
Issuance of stock related to acquisition	50	—	5,000	—	—	5,000
Common stock redeemed for tax liability	(1)	—	(50)	—	—	(50)
Other comprehensive loss, net of tax	—	—	—	(7)	—	(7)
Net income	—	—	—	—	82,916	82,916
Balance, July 1, 2021	105,111	$105	$431,549	$240	$747,708	$1,179,602
Stock-based compensation expense	—	—	5,282	—	—	5,282
Exercise of stock options	468	1	5,428	—	—	5,429
Common stock redeemed for tax liability	—	—	(12)	—	—	(12)
Other comprehensive loss, net of tax	—	—	—	(36)	—	(36)
Net income	—	—	—	—	74,645	74,645
Balance, September 30, 2021	105,579	$106	$442,247	$204	$822,353	$1,264,910

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Class A
in thousands	Shares	Amount
Balance, December 27, 2019	101,458	$101	$370,413	$(193)	$394,015	$764,336
Stock-based compensation expense	—	—	2,908	—	—	2,908
Exercise of stock options	453	1	3,782	—	—	3,783
Issuance of restricted stock awards	368	—	—	—	—	—
Shares issued under employee stock purchase plan	30	—	1,131	—	—	1,131
Other comprehensive gain, net of tax	—	—	—	68	—	68
Net income	—	—	—	—	37,063	37,063
Balance, March 26, 2020	102,309	$102	$378,234	$(125)	$431,078	$809,289
Stock-based compensation expense	—	—	4,234	—	—	4,234
Exercise of stock options	838	1	4,876	—	—	4,877
Other comprehensive gain, net of tax	—	—	—	92	—	92
Net income	—	—	—	—	32,004	32,004
Balance, June 25, 2020	103,147	$103	$387,344	$(33)	$463,082	$850,496
Stock-based compensation expense	—	—	4,400	—	—	4,400
Exercise of stock options	735	1	6,532	—	—	6,533
Shares issued under employee stock purchase plan	27	—	1,213	—	—	1,213
Other comprehensive gain, net of tax	—	—	—	89	—	89
Net income	—	—	—	—	68,774	68,774
Balance, September 24, 2020	103,909	$104	$399,489	$56	$531,856	$931,505
See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Thirty-nine Weeks Ended
in thousands	September 30, 2021	September 24, 2020
Operating activities
Net income	$233,357	$137,841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,496	67,249
Stock-based compensation expense	15,335	11,542
Deferred income taxes	5,599	22,173
Loss on asset impairments and disposals, net	475	84
Interest cap derivative contracts	40	264
Gain on early extinguishment of debt	—	(1,015)
Changes in operating assets and liabilities, net of effects of acquisition:
Receivables, net	(19,785)	14,008
Inventories, net	(174,649)	(16,596)
Trade accounts payable	202,386	(6,002)
Accrued expenses and other current liabilities	38,492	40,331
Income taxes	(10,838)	(22,849)
Deferred revenue	9,840	4,170
Other, net	(19,856)	18,485
Net cash provided by operating activities	364,892	269,685
Investing activities
Purchases of fixed assets	(277,688)	(109,653)
Acquisition, net of cash acquired	(63,567)	—
Net cash used in investing activities	(341,255)	(109,653)
Financing activities
Borrowings on revolving line of credit	13,466	275,000
Payments on revolving line of credit	(15,969)	(275,000)
Proceeds from term loans	65,000	75,000
Payments on term loans	(76,202)	(1,598)
Proceeds from exercise of stock options	11,755	15,193
Proceeds from employee stock purchase plan	3,063	2,344
Debt issuance costs	(1,409)	(6,882)
Tax payments for stock-based compensation awards	(1,028)	—
Net cash (used in) provided by financing activities	(1,324)	84,057
Net increase in cash and cash equivalents	22,313	244,089
Cash and cash equivalents, beginning of the period	307,772	27,037
Cash and cash equivalents, end of the period	$330,085	$271,126
Supplemental disclosures of cash flow information
Buildings and equipment acquired under operating leases	$238,023	$129,803
Cash paid for interest, net of capitalized interest	$1,676	$4,897
Cash paid for income taxes, net of refunds	$45,996	$4,272
Fixed assets accrued at the end of the period	$94,839	$26,441
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
As of September 30, 2021, the Company, through its wholly owned subsidiary, Floor and Decor Outlets of America, Inc. (“Outlets”), operates 153 warehouse-format stores, which average 78,000 square feet, and two small-format standalone design studios in 33 states, as well as four distribution centers and an e-commerce site, FloorandDecor.com.
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
Results of operations for the thirteen and thirty-nine weeks ended September 30, 2021 and September 24, 2020 are not necessarily indicative of the results to be expected for the full years.
Impact of the COVID-19 Pandemic
On March 11, 2020, the World Health Organization announced that infections of the coronavirus (“COVID-19”) had become a pandemic, and on March 13, 2020, the President of the United States announced a National Emergency relating to the COVID-19 pandemic. The full impact that the COVID-19 pandemic could continue to have on the Company’s business remains an evolving situation and is highly uncertain. While the Company’s operations during the first thirty-nine weeks of fiscal 2021 did not appear to be negatively impacted, the COVID-19 pandemic had a material negative impact on the Company’s operations and financial results during the first half of fiscal 2020 and could have additional negative impacts in the future. The extent of the impact of the pandemic on the Company’s business and financial results will depend on future developments, including the duration of the pandemic, the success of vaccination programs, the spread of COVID-19, including its developing variants, within the markets in which the Company operates, as well as the countries from which the Company sources inventory, fixed assets, and other supplies, the effect of the pandemic on consumer confidence and spending, and actions taken by government entities in response to the pandemic, all of which are highly uncertain.

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
Presentation of Financial Statements, Financial Services—Depository and Lending, Financial Services—Investment Companies. In August 2021, the FASB issued ASU No. 2021-06, “Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services—Investment Companies (Topic 946).” The ASU includes Release No.33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses. This update amends certain SEC disclosure guidance that is included in the accounting standards codification to reflect the SEC’s recent issuance of rules intended to modernize and streamline disclosure requirements, including updates to business acquisition and disposition significance tests used, the significance thresholds for proforma statement disclosures, the number of preceding years of financial statements required for disclosure, and other provisions in the SEC releases. The guidance is effective upon its addition to the FASB codification. The Company is assessing the impact of ASU No. 2021-06 but does not expect that it will have a material impact on its consolidated financial statements and related disclosures.
Business Combinations. In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” The ASU addresses diversity and inconsistency related to the recognition and measurement of contract assets and contract liabilities acquired in a business combination and require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. This standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the standard is permitted, including adoption in an interim period. The adoption of this standard update is not expected to have a material impact on the Company's consolidated financial statements and related disclosures.

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
Contract liabilities within the Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 primarily consisted of deferred revenue as well as amounts in accrued expenses and other current liabilities related to the Pro Premier loyalty program and unredeemed gift cards. As of September 30, 2021, contract liabilities totaled $43.0 million and included $21.2 million of deferred revenue, $18.4 million of loyalty program liabilities, and $3.4 million of unredeemed gift cards. As of December 31, 2020, contract liabilities totaled $24.8 million and included $10.1 million of deferred revenue, $12.1 million of loyalty program liabilities, and $2.6 million of unredeemed gift cards. Of the contract liabilities outstanding as of December 31, 2020, approximately $8.5 million was recognized in revenue during the thirty-nine weeks ended September 30, 2021.
Disaggregated Revenue
The Company has one reportable segment. The following table presents the net sales of each major product category (in thousands):

	Thirteen Weeks Ended
	September 30, 2021		September 24, 2020 (1)
Product Category	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Laminate / luxury vinyl plank	$230,279	26%	$157,795	23%
Tile	201,674	23	173,466	25
Decorative accessories / wall tile (1)	160,195	18	130,136	19
Installation materials and tools	138,794	16	113,202	17
Wood	64,798	7	60,515	9
Natural stone	48,267	6	41,712	6
Adjacent categories (1)	13,685	2	5,732	1
Other (2)	18,861	2	2,289	—
Total	$876,553	100%	$684,847	100%

	Thirty-nine Weeks Ended
	September 30, 2021		September 24, 2020 (1)
Product Category	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Laminate / luxury vinyl plank	$630,956	25%	$388,216	23%
Tile	599,489	24	427,359	25
Decorative accessories / wall tile (1)	481,525	19	325,397	19
Installation materials and tools	410,764	16	280,991	17
Wood	193,087	8	151,411	9
Natural stone	149,501	6	106,908	6
Adjacent categories (1)	39,508	2	11,615	1
Other (2)	14,368	—	10,239	—
Total	$2,519,198	100%	$1,702,136	100%

(1) To conform to the current period presentation, the presentation of revenue by product category for the thirteen and thirty-nine weeks ended September 24, 2020 has been updated within this table to provide disclosure of adjacent categories, which primarily includes bathroom and kitchen products and accessories, as a separate category. In prior periods, adjacent categories revenue was included as a component of the decorative accessories / wall tile product category.
(2) Other includes delivery, sample, and other product revenue and adjustments for deferred revenue, sales returns reserves, customer rewards under our Pro Premier Loyalty program, and other revenue related adjustments that are not allocated on a product-level basis.
3. Debt
The following table summarizes the Company’s long-term debt as of September 30, 2021 and December 31, 2020:

in thousands	Maturity Date	Interest Rate Per Annum at September 30, 2021		September 30, 2021	December 31, 2020
Credit Facilities:
Term Loan B	February 14, 2027	2.09%	Variable	$206,602	$143,179
Term Loan B-1	February 14, 2027	n/a	n/a	—	74,625
Total secured debt at par value				206,602	217,804
Less: current maturities				1,577	1,647
Long-term debt maturities				205,025	216,157
Less: unamortized discount and debt issuance costs				9,160	9,000
Total long-term debt				$195,865	$207,157
Total debt at fair value				$204,536	$215,626
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
The following table summarizes scheduled maturities of the Company’s debt, including current maturities, as of September 30, 2021:

in thousands	Amount
Thirteen weeks ending December 30, 2021	$—
2022	2,103
2023	2,103
2024	2,103
2025	2,103
Thereafter	198,190
Total minimum debt payments	$206,602
Components of interest expense are as follows for the periods presented:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
in thousands	September 30, 2021	September 24, 2020	September 30, 2021	September 24, 2020
Total interest costs	$1,906	$2,489	$5,737	$6,915
Interest capitalized	782	465	1,932	781
Interest expense, net	$1,124	$2,024	$3,805	$6,134

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
Asset-based Loan Facility (“ABL”)
As of September 30, 2021, the Company’s ABL Facility had a maximum availability of $400.0 million with actual available borrowings limited to the sum, at the time of calculation, of (a) eligible credit card receivables multiplied by the credit card advance rate, plus (b) the cost of eligible inventory, net of inventory reserves, multiplied by the applicable appraisal percentage, plus (c) 85% of eligible net trade receivables, plus (d) all eligible cash on hand, plus (e) 100% of the amount for which the eligible letter of credit must be honored after giving effect to any draws, minus certain Availability Reserves (each component as defined in the ABL Facility). The ABL Facility has a maturity date of February 14, 2025 and is available for issuance of letters of credit and contains a sublimit of $50.0 million for standby letters of credit and commercial letters of credit combined. Available borrowings under the facility are reduced by the face amount of outstanding letters of credit.
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
Net availability under the ABL Facility, as reduced by outstanding letters of credit of $21.2 million, was $378.8 million based on financial data as of September 30, 2021.
Spartan Revolving Line of Credit Facility
In connection with its June 4, 2021 acquisition of Spartan, the Company assumed Spartan’s existing short-term line of credit facility (the “Spartan LOC”), which has a maximum borrowing availability of $8.0 million with actual available borrowings based on Spartan’s eligible working capital balances. The Spartan LOC is an on-demand line of credit that has no stated maturity date, although it is cancellable at any time by either the Company or the lender with any amounts outstanding upon cancellation becoming immediately due and payable. Net availability under the Spartan LOC was $8.0 million as of September 30, 2021.

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
4. Income Taxes
Effective tax rates for the thirteen and thirty-nine weeks ended September 30, 2021 and September 24, 2020 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within each period. The Company’s effective income tax rate was 9.3% and 10.4% for the thirteen weeks ended September 30, 2021 and September 24, 2020, respectively. The Company’s effective income tax rate was 14.9% and 2.5% for the thirty-nine weeks ended September 30, 2021 and September 24, 2020, respectively. For each period, the effective income tax rate was lower than the statutory federal income tax rate of 21.0% primarily due to the recognition of income tax benefits from tax deductions in excess of book expense related to stock option exercises and other discrete items. Additionally, the thirty-nine weeks ended September 24, 2020 included income tax benefits resulting from the enactment of the CARES Act.
The Company recognizes discrete expense for loss contingencies related to uncertain tax positions, including estimated interest and penalties. The Company recognized no expense related to uncertain tax positions during the thirteen and thirty-nine weeks ended September 30, 2021. The Company recognized a $0.3 million benefit and $2.2 million expense related to uncertain tax positions during the thirteen and thirty-nine weeks ended September 24, 2020, respectively.
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
As of September 30, 2021, the Company has deferred $12.1 million of employer social security taxes under the CARES Act, of which 50% are required to be deposited by December 2021 and the remaining 50% by December 2022. Of the deferred employer social security taxes outstanding as of September 30, 2021, approximately $6.1 million is included in accrued expenses and other current liabilities and $6.0 million is included in other liabilities within the Condensed Consolidated Balance Sheets.
During the thirty-nine weeks ended September 30, 2021 and September 24, 2020, the Company recognized employee retention credits totaling $1.0 million and $1.4 million, respectively. No employee retention credits were recognized during the thirteen weeks ended September 30, 2021, while the Company recognized $0.3 million of employee retention credits during the thirteen weeks ended September 24, 2020. Within the Condensed Consolidated Statements of Operations and Comprehensive Income, employee retention credits recorded during the periods presented were recognized as a reduction to selling and store operating expenses with the exception of $0.2 million of such credits that were recognized as an offset to general and administrative expenses during the thirty-nine weeks ended September 24, 2020.
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
When readily determinable, the rate implicit in the lease is used to discount lease payments to present value; however, substantially all of the Company’s leases do not provide a readily determinable implicit rate. If the rate implicit in the lease is not readily determinable, we use a third party to assist in the determination of a secured incremental borrowing rate, determined on a collateralized basis, to discount lease payments based on information available at lease commencement. The secured incremental borrowing rate is estimated based on yields obtained from Bloomberg for U.S. consumers with a BB- credit rating and is adjusted for collateralization as well as inflation. As of September 30, 2021 and September 24, 2020, the Company’s weighted average discount rate was 5.2% and 5.3%, respectively, and the Company’s weighted average remaining lease term was approximately 11 years and 10 years, respectively.

Lease Costs
The table below presents components of lease expense for operating leases.

		Thirteen Weeks Ended		Thirty-nine Weeks Ended
in thousands	Classification	September 30, 2021	September 24, 2020 (3)	September 30, 2021	September 24, 2020 (3)
Fixed operating lease cost:	Selling and store operating	$31,940	$26,549	$91,528	$77,325
	Cost of sales	5,668	5,676	16,984	17,005
	Pre-opening	3,272	2,230	7,927	6,103
	General and administrative	1,029	1,029	3,088	3,088
Total fixed operating lease cost		$41,909	$35,484	$119,527	$103,521

Variable lease cost (1):	Selling and store operating	$10,605	$8,583	$30,356	$25,702
	Cost of sales	1,101	1,397	3,693	3,616
	Pre-opening	13	128	83	297
	General and administrative	78	40	(10)	112
Total variable lease cost		$11,797	$10,148	$34,122	$29,727

Sublease income	Cost of sales	(597)	(597)	(1,791)	(1,791)
Total operating lease cost (2)		$53,109	$45,035	$151,858	$131,457
(1) Includes variable costs for common area maintenance, property taxes, and insurance on leased real estate.
(2) Excludes short-term lease costs, which were immaterial for the thirteen and thirty-nine weeks ended September 30, 2021 and September 24, 2020.
(3) To conform to the current period presentation, the presentation of the components of operating lease expense for the thirteen weeks and thirty-nine weeks ended September 24, 2020 has been updated within this table to provide disclosure of variable lease costs and additional information related to the classification of operating leases within the Condensed Consolidated Statements of Operations and Comprehensive Income.
Undiscounted Cash Flows
Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of September 30, 2021 were as follows:

in thousands	Amount
Thirteen weeks ending December 30, 2021	$40,422
2022	159,154
2023	162,826
2024	158,644
2025	147,164
Thereafter	970,806
Total minimum lease payments (1) (2)	1,639,016
Less: amount of lease payments representing interest	433,966
Present value of future minimum lease payments	1,205,050
Less: current obligations under leases	98,238
Long-term lease obligations	$1,106,812
(1) Future lease payments exclude approximately $74.2 million of legally binding minimum lease payments for operating leases signed but not yet commenced.
(2) Operating lease payments include $108.5 million related to options to extend lease terms that are reasonably certain of being exercised.

For the thirty-nine weeks ended September 30, 2021 and September 24, 2020, cash paid for operating leases was $115.7 million and $92.6 million, respectively.
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
6. Stock-based Compensation
The Company accounts for stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation, which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation, net of forfeitures, over the requisite service period for awards expected to vest. Stock-based compensation expense for the thirty-nine weeks ended September 30, 2021 and September 24, 2020 was $15.3 million and $11.5 million, respectively, and was included in general and administrative expenses within the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income.
Stock Options
Stock options are granted with an exercise price greater than or equal to the fair market value on the date of grant, as authorized by the Company’s board of directors or compensation committee. Options granted have contractual terms of ten years and vesting provisions ranging from one year to five years. The stock options granted to eligible employees during the thirty-nine weeks ended September 30, 2021 vest in four ratable annual installments on each of the first four anniversaries of the grant date, subject to the grantee’s continued service through the applicable vesting date. Stock option grants are generally subject to forfeiture if employment terminates prior to vesting.
The fair value of stock option awards granted during the thirty-nine weeks ended September 30, 2021 was estimated using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

Thirty-nine Weeks Ended
September 30, 2021
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
The table below summarizes stock option activity for the thirty-nine weeks ended September 30, 2021:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2021	3,740,604	$20.72
Granted	66,505	95.68
Exercised	(1,071,838)	10.98
Forfeited or expired	(48,988)	39.03
Outstanding at September 30, 2021	2,686,283	$26.13
Vested and exercisable at September 30, 2021	1,689,127	$17.80
The total unrecognized compensation cost related to stock options as of September 30, 2021 and December 31, 2020 was $11.6 million and $16.0 million, respectively. The unrecognized compensation cost remaining as of September 30, 2021 is expected to be recognized over a weighted average period of 2.0 years.
Restricted Stock Units
During the thirty-nine weeks ended September 30, 2021, the Company granted restricted stock units to certain employees that represent an unfunded, unsecured right to receive a share of the Company’s Class A common stock upon vesting. These awards vest in four ratable annual installments on each of the first four anniversaries of the grant date, subject to the grantee’s continued service through the applicable vesting date. The fair value of the restricted stock units was determined based on the closing price of the Company’s Class A common stock on the date of grant.
The following table summarizes restricted stock unit activity during the thirty-nine weeks ended September 30, 2021:

Restricted Stock Units
Unvested at January 1, 2021	128,220
Granted	123,362
Vested	(26,968)
Forfeited	(12,472)
Unvested at September 30, 2021	212,142
The total unrecognized compensation cost related to restricted stock units as of September 30, 2021 and December 31, 2020 was $14.5 million and $6.2 million, respectively. The unrecognized compensation cost remaining as of September 30, 2021 is expected to be recognized over a weighted average period of 3.2 years.
Restricted Stock Awards
During the thirty-nine weeks ended September 30, 2021, the Company issued service-based restricted stock awards to certain executive officers and non-employee directors that are subject to the grantee’s continued service through the applicable vesting date. Service-based restricted stock awards granted during the period to executive officers vest in four ratable annual installments on each of the first four anniversaries of the grant date, while such awards granted to non-employee directors during the period cliff vest on the first anniversary from the grant date.

The following table summarizes restricted stock award activity during the thirty-nine weeks ended September 30, 2021:

	Restricted Stock Awards
	Service-based	Performance-based	Total Stock Return (TSR)
Unvested at January 1, 2021	131,844	160,315	104,456
Granted	28,814	—	—
Vested	(13,555)	—	—
Forfeited	(2,508)	—	—
Unvested at September 30, 2021	144,595	160,315	104,456
The fair value of performance-based and service-based restricted stock awards is based on the closing market price of the Company's Class A common stock on the date of grant. The fair value of the TSR awards is estimated on grant date using the Monte Carlo valuation method. Compensation cost for restricted stock awards is recognized using the straight-line method over the requisite service period, which for each of the awards is the service vesting period. As of September 30, 2021 and December 31, 2020, total unrecognized compensation cost related to unvested restricted stock awards was $12.7 million and $15.2 million, respectively. The unrecognized compensation cost remaining as of September 30, 2021 is expected to be recognized over a weighted average period of 2.1 years.
7. Earnings Per Share
Net Income per Common Share
The Company calculates basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effect of share-based awards.
The following table shows the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
in thousands, except per share data	September 30, 2021	September 24, 2020	September 30, 2021	September 24, 2020
Net income	$74,645	$68,774	$233,357	$137,841
Basic weighted average shares outstanding	104,899	103,180	104,506	102,308
Dilutive effect of share-based awards	2,587	3,199	2,795	3,500
Diluted weighted average shares outstanding	107,486	106,379	107,301	105,808
Basic earnings per share	$0.71	$0.67	$2.23	$1.35
Diluted earnings per share	$0.69	$0.65	$2.17	$1.30
The following potentially dilutive securities were excluded from the computation of diluted earnings per share as a result of their anti-dilutive effect:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
in thousands	September 30, 2021	September 24, 2020	September 30, 2021	September 24, 2020
Stock options	66	266	66	481

8. Acquisition
On June 4, 2021 (“acquisition date” or “closing date”), the Company acquired Spartan Surfaces, Inc. (“Spartan”), a commercial specialty hard-surface flooring distribution company, for total estimated purchase consideration of $77.7 million. The acquisition was accounted for in accordance with ASC 805, Business Combinations, and, accordingly, Spartan’s results of operations, financial position, and cash flows have been consolidated in the Company’s condensed consolidated financial statements since the date of acquisition. Net sales and net earnings for fiscal 2021 attributable to Spartan since the completion of the acquisition were immaterial. Results of operations would not be materially different as a result of the acquisition and therefore pro forma information is not presented. During the thirteen and thirty-nine weeks ended September 30, 2021, we recognized acquisition-related costs totaling $0.1 million and $3.3 million, respectively, within general and administrative expenses within the Condensed Consolidated Statements of Operations and Comprehensive Income.
The following table summarizes the fair values of the components of the purchase price as of the acquisition date:

in thousands
Cash, net of cash acquired	$63,567
Floor and Decor Class A common stock	5,000
Contingent consideration	9,090
Total purchase price	$77,657
The contingent consideration represents the estimated fair value associated with potential earn-out payments to the seller of up to $18.0 million subject to Spartan's achievement of certain financial performance targets in fiscal years 2021 through 2024. Of the total earn-out consideration, $9.0 million is related to the achievement of certain annual adjusted EBITDA margin targets, and $9.0 million is related to the achievement of certain annual gross profit targets. A portion of these earn-out opportunities are payable each year subject to achievement of the applicable performance targets for that year, with the maximum payout requiring that each of the individual annual targets are met. The Company determined the fair value of the contingent earn-out consideration (“contingent earn-out liability”) with assistance from a third-party valuation specialist using a Monte Carlo valuation method. Significant assumptions included the amount and timing of projected cash flows, growth rates, volatility, and the discount factor. The contingent earn-out liability is classified as Level 3 within the fair value hierarchy due to the use of unobservable inputs that are significant to its valuation and is required to be remeasured at each reporting date through the applicable earn-out periods, with any resulting gains or losses recognized in general and administrative expenses in the period of remeasurement.
For the thirteen and thirty-nine weeks ended September 30, 2021, a $0.3 million net increase in the fair value of the contingent earn-out liability was recognized in general and administrative expense within the Condensed Consolidated Statements of Operations and Comprehensive Income. As of September 30, 2021, the estimated fair value of the contingent earn-out consideration totaled $9.4 million, of which $2.5 million is included in accrued expenses and other current liabilities and the remaining $6.9 million is included in other liabilities within the Condensed Consolidated Balance Sheets.

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
The preliminary fair values of identifiable intangible assets were determined with assistance from a third-party valuation specialist using the multi-period excess earnings method for customer relationships, the relief-from-royalty method for the trade name, and an incremental income method for the non-compete agreement. These valuation methodologies included significant assumptions such as the amount and timing of projected cash flows, growth rates, customer attrition rates, discount rates, royalty rates (for use in estimating the fair value of the Spartan trade name), and the assessment of each asset’s life cycle. Following are the preliminary estimated fair values and estimated remaining useful lives of identifiable intangibles assets as of the acquisition date:

in thousands	Useful Life (Years)	Preliminary Fair Value
Identifiable intangible assets:
Customer relationships	12	$34,900
Trade name	Indefinite	$9,200
Non-compete agreement	5	$300
Total identifiable intangible assets		$44,400
The goodwill arising from the acquisition is primarily attributable to operational synergies and acceleration of growth strategies. The goodwill and intangible assets from the Spartan acquisition are expected to be deductible for U.S. federal and state tax purposes.
The gross carrying amount of goodwill and other intangible assets and the related accumulated amortization for amortizable intangible assets as of September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021			December 31, 2020
in thousands	Gross carrying amount	Accumulated amortization	Net carrying value	Gross carrying amount	Accumulated amortization	Net carrying value
Amortizable intangible assets:
Customer relationships	$34,900	$(969)	$33,931	$—	$—	$—
Non-compete agreement	300	(22)	278	—	—	—
Total amortizable intangible assets	35,200	(991)	34,209	—	—	—
Unamortizable intangible assets:
Trade names - Floor & Decor	109,269	—	109,269	109,269	—	109,269
Trade names - Spartan	9,200	—	9,200	—	—	—
Total intangible assets:	$153,669	$(991)	$152,678	$109,269	$—	$109,269

Goodwill	$255,473	$—	$255,473	$227,447	$—	$227,447
The estimated aggregate future amortizable expense for the intangible assets is as follows:

in thousands	Amount
Thirteen weeks ending December 30, 2021	$743
2022	2,974
2023	2,974
2024	2,974
2025	2,974
Thereafter	21,570
Total	$34,209

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
•any disruption in our supply chain, including carrier capacity constraints, higher shipping prices and other supply chain costs or product shortages;
•the inability to staff our stores and distribution centers sufficiently, including for reasons due to the COVID-19 pandemic and other impacts of the COVID-19 pandemic;
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
•fluctuations in commodity, material, transportation and energy costs, including the impact such increases could have on the cost of goods sold;
•global inflationary pressures on raw materials could cause our vendors to seek further price increases on the products we sell;
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
Overview
Founded in 2000, Floor & Decor is a high growth, differentiated, multi-channel specialty retailer and commercial flooring distributor of hard surface flooring and related accessories with 153 warehouse format stores across 33 states as of September 30, 2021. We believe that we offer the industry’s broadest in-stock assortment of tile, wood, laminate, vinyl, and natural stone flooring along with decorative and installation accessories and adjacent categories at everyday low prices positioning us as the one-stop destination for our customers’ entire hard surface flooring needs. We appeal to a variety of customers, including professional installers and commercial businesses (“Pro”), Do it Yourself customers (“DIY”), and customers who buy the products for professional installation (“Buy it Yourself” or “BIY”).
We operate on a 52- or 53-week fiscal year ending the Thursday on or preceding December 31. The following discussion contains references to the first thirty-nine weeks of fiscal 2021 and fiscal 2020, which ended on September 30, 2021 and September 24, 2020, respectively.
During the thirty-nine weeks ended September 30, 2021, we continued to make long-term key strategic investments, including:
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
•opening 20 new warehouse-format stores, ending the quarter with 153 warehouse-format stores and two design studios;
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
We have also assessed and continue to implement supply chain continuity plans. While sales have remained strong as we continue to maintain a broad assortment of in-stock inventory, COVID-19-related labor shortages and supply chain disruptions continue to cause logistical challenges for us and the entire hard surface flooring industry. In particular, there is significant congestion at ports of entry to the United States, which is increasing the time and cost to ship goods to our distribution centers and stores and has resulted in a decrease in our in-stock levels for certain products. While we believe that we can pass these higher transportation costs to our customers, the potential significance and duration of these elevated costs is uncertain. We are working closely with our suppliers and transportation partners to mitigate the impact of these disruptions; however, future capacity shortages or shipping cost increases could have an adverse impact upon our business.

In addition, while vaccines have become more widely available and an increasing portion of the U.S. population is being vaccinated, there remains substantial uncertainty regarding the potential duration and severity of the COVID-19 pandemic, including if or when “herd immunity” will be achieved and the public health restrictions imposed to slow the spread of the virus will be lifted entirely. There may also be future “waves” or new variants of COVID-19 infections despite mass vaccination programs and other efforts to mitigate its spread. Although our stores are currently open to the public, we may face future closure requirements and other operational restrictions at some or all of our physical locations for prolonged periods of time if federal, state, and local authorities impose new and potentially more stringent restrictions such as shelter-in-place orders. We also may face store closures due to staffing challenges, including if store and distribution center associates are in quarantine due to the COVID-19 pandemic. We also do not know what impact the proposed federal vaccine and testing mandate applicable to large employers will have on our business. In addition, changes in consumer behavior due to financial, health, or other concerns may continue even after the COVID-19 pandemic and may reduce consumer demand for our products. Further, some of the countries from which we source inventory and other necessary supplies are not vaccinating their populations as quickly or effectively as the U.S., which could further constrain our ability to obtain inventory and other necessary supplies. As a result of these and other uncertainties, the full financial impact of the pandemic cannot be reasonably estimated at this time.
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

Results of Operations
While our revenue and earnings were strong during the thirty-nine weeks ended September 30, 2021 compared to the thirty-nine weeks ended September 24, 2020, the full impact that the COVID-19 pandemic could have on our business remains highly uncertain. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations -COVID-19 Update” and Item 1A., “Risk Factors” for more information about the potential impacts that the COVID-19 pandemic may have on our results of operations and overall financial performance for future periods.
The following table summarizes key components of our results of operations for the periods indicated, in dollars and as a percentage of net sales (actuals in thousands; dollar changes in millions; certain numbers may not sum due to rounding):

	Thirteen Weeks Ended
	September 30, 2021		September 24, 2020
	Actual	% of Sales	Actual	% of Sales	$ Increase/(Decrease)	% Increase/(Decrease)
Net sales	$876,553	100.0%	$684,847	100.0%	$191.7	28.0%
Cost of sales	511,245	58.3	390,219	57.0	121.0	31.0
Gross profit	365,308	41.7	294,628	43.0	70.7	24.0
Operating expenses:
Selling and store operating	218,690	24.9	171,513	25.0	47.2	27.5
General and administrative	52,488	6.0	39,286	5.7	13.2	33.6
Pre-opening	10,733	1.2	5,027	0.7	5.7	113.5
Total operating expenses	281,911	32.2	215,826	31.5	66.1	30.6
Operating income	83,397	9.5	78,802	11.5	4.6	5.8
Interest expense, net	1,124	0.1	2,024	0.3	(0.9)	(44.5)
Income before income taxes	82,273	9.4	76,778	11.2	5.5	7.2
Provision for income taxes	7,628	0.9	8,004	1.2	(0.4)	(4.7)
Net income	$74,645	8.5%	$68,774	10.0%	$5.9	8.5%

	Thirty-nine Weeks Ended
	September 30, 2021		September 24, 2020
	Actual	% of Sales	Actual	% of Sales	$ Increase/(Decrease)	% Increase/(Decrease)
Net sales	$2,519,198	100.0%	$1,702,136	100.0%	$817.1	48.0%
Cost of sales	1,451,519	57.6	974,784	57.3	476.7	48.9
Gross profit	1,067,679	42.4	727,352	42.7	340.3	46.8
Operating expenses:
Selling and store operating	613,708	24.4	463,036	27.2	150.7	32.5
General and administrative	149,348	5.9	103,857	6.1	45.5	43.8
Pre-opening	26,720	1.1	13,894	0.8	12.8	92.3
Total operating expenses	789,776	31.4	580,787	34.1	209.0	36.0
Operating income	277,903	11.0	146,565	8.6	131.3	89.6
Interest expense, net	3,805	0.2	6,134	0.4	(2.3)	(38.0)
Gain on early extinguishment of debt	—	—	(1,015)	(0.1)	1.0	NM
Income before income taxes	274,098	10.9	141,446	8.3	132.7	93.8
Provision for income taxes	40,741	1.6	3,605	0.2	37.1	NM
Net income	$233,357	9.3%	$137,841	8.1%	$95.5	69.3%
NM - Not Meaningful

Selected Financial Information

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30, 2021	September 24, 2020	September 30, 2021	September 24, 2020
Comparable store sales (% change)	10.9%	18.4%	33.1%	—%
Comparable average ticket (% change)	8.3%	(0.5)%	4.7%	1.4%
Comparable customer transactions (% change)	2.4%	18.9%	27.1%	(1.4)%
Number of warehouse-format stores	153	128	153	128
Adjusted EBITDA (in thousands) (1)	$120,242	$106,728	$384,341	$225,409
Adjusted EBITDA margin	13.7%	15.6%	15.3%	13.2%
(1) Adjusted EBITDA is a non-GAAP financial measure. See “Non-GAAP Financial Measures” section below for additional information and a reconciliation of Adjusted EBITDA to net income.
Net Sales
Net sales during the thirteen weeks ended September 30, 2021 increased $191.7 million, or 28.0%, compared to the corresponding prior year period primarily due to an increase in comparable store sales of 10.9% and sales from the 25 new warehouse stores that we opened since September 24, 2020. The comparable store sales increase during the period of 10.9%, or $74.8 million, was driven by a 2.4% increase in comparable customer transactions and an 8.3% increase in comparable average ticket. Among our seven product categories, six experienced comparable store sales increases during the period including tile, laminate / luxury vinyl plank, decorative accessories / wall tile, installation materials and tools, natural stone, and adjacent categories. Non-comparable store sales increased $116.9 million during the same period primarily due to the increase in new stores and the acquisition of Spartan.
Net sales during the thirty-nine weeks ended September 30, 2021 increased $817.1 million, or 48.0%, compared to the corresponding prior year period due to an increase in comparable store sales of 33.1% and sales from the 25 new warehouse stores that we opened since September 24, 2020. The comparable store sales increase during the period of 33.1%, or $563.1 million, was driven by a 27.1% increase in comparable customer transactions and a 4.7% increase in comparable average ticket. Comparable sales increased among all of our product categories during the period. Non-comparable store sales increased $254.0 million during the same period primarily due to the increase in new stores and the acquisition of Spartan.
We believe the increase in sales for the thirteen and thirty-nine weeks ended September 30, 2021 is also due in part to (i) unprecedented government intervention to help mitigate the negative impacts of the COVID-19 pandemic and (ii) customers investing in home improvements while spending less on leisure activities like travel, eating out, sporting events, and hotels. We also believe that our business model, with its focus on substantial amounts of trend-right, in-stock inventory, is also contributing to the sales increase. In addition, our total sales growth and associated comparable store sales growth for the thirty-nine weeks ended September 30, 2021 were particularly strong because in late March 2020, we closed the interior of our stores to the public as a precautionary measure due to COVID-19. We began re-opening our stores in early May, and by early June, all of our stores were fully open to the public. Further, the addition of a 53rd-week in fiscal 2020, which was the last week in December, a historically low volume week, shifted the beginning of fiscal 2021 to January and modestly benefited fiscal 2021 comparable store sales growth.
Gross Profit and Gross Margin
Gross profit during the thirteen weeks ended September 30, 2021 increased $70.7 million, or 24.0%, compared to the corresponding prior year period. The increase in gross profit was driven by the 28.0% increase in net sales, partially offset by a decrease to gross margin to 41.7%, down approximately 130 basis points from 43.0% in the same period a year ago. The decrease in gross margin was primarily due to higher freight costs.
Gross profit during the thirty-nine weeks ended September 30, 2021 increased $340.3 million, or 46.8%, compared to the corresponding prior year period. This increase in gross profit was primarily driven by the 48.0% increase in net sales, modestly offset by a decrease to gross margin to 42.4%, down approximately 30 basis points from 42.7% in the same period a year ago. The decrease in gross margin was primarily due to higher freight costs.

Selling and Store Operating Expenses
Selling and store operating expenses during the thirteen weeks ended September 30, 2021 increased $47.2 million, or 27.5%, compared to the thirteen weeks ended September 24, 2020. The increase was primarily attributable to 25 new warehouse stores that opened since September 24, 2020 as well as additional staffing to satisfy sales growth. As a percentage of net sales, selling and store operating expenses decreased modestly by approximately 10 basis points to 24.9% from 25.0% in the corresponding prior year period, while comparable store selling and store operating expenses as a percentage of comparable store sales decreased by approximately 80 basis points. The decrease in selling and store operating expenses as a percentage of comparable store sales during the thirteen weeks ended September 30, 2021 was primarily driven by leverage of our advertising and occupancy costs on higher net sales.
Selling and store operating expenses during the thirty-nine weeks ended September 30, 2021 increased $150.7 million, or 32.5%, compared to the thirty-nine weeks ended September 24, 2020, primarily driven by the opening of 25 new stores since September 24, 2020 as well as additional staffing to satisfy sales growth. As a percentage of net sales, our selling and store operating expenses decreased approximately 280 basis points to 24.4%, down from 27.2% in the corresponding prior year period. Comparable store selling and store operating expenses as a percentage of comparable store sales decreased by approximately 360 basis points. The decreases in selling and store operating expenses as a percentage of both overall sales and comparable store sales was primarily due to significantly higher sales during the thirty-nine weeks ended September 30, 2021 compared with the same period a year ago when our stores were limited to curbside services and not fully open to the public during part of the first and second quarters of fiscal 2020.
General and Administrative Expenses
General and administrative expenses, which are typically expenses incurred outside of our stores, increased $13.2 million, or 33.6%, during the thirteen weeks ended September 30, 2021 compared to the corresponding prior year period due to costs to support store growth, including increased store support staff and higher depreciation related to technology and other store support center investments. As a percentage of sales, general and administrative expenses increased approximately 30 basis points to 6.0% from 5.7% in the corresponding period. The increase as a percentage of net sales was primarily driven by amortization of intangible assets acquired from Spartan and other non-payroll related general and administrative costs.
General and administrative expenses increased $45.5 million, or 43.8%, during the thirty-nine weeks ended September 30, 2021 compared to the corresponding prior year period due to higher incentive compensation expense and costs to support store growth, including increased store support staff, higher depreciation related to technology and other store support center investments, and expenses related to the Spartan acquisition. Our general and administrative expenses as a percentage of net sales decreased approximately 20 basis points to 5.9%, down from 6.1% during the thirty-nine weeks ended September 24, 2020. The decline as a percentage of net sales was primarily driven by sales growing faster than increases in store support staffing and occupancy costs, partially offset by acquisition-related expenses and intangible asset amortization resulting from our purchase of Spartan in the second quarter of fiscal 2021 (refer to Note 8, “Acquisition” for additional details).
Pre-Opening Expenses
Pre-opening expenses during the thirteen weeks ended September 30, 2021 increased $5.7 million, or 113.5%, compared to the corresponding prior year period. The increase is primarily the result of an increase in the number of stores that we either opened or were preparing for opening compared to the prior year period. We opened six warehouse stores during the thirteen weeks ended September 30, 2021 as compared to opening three warehouse stores and one design studio during the thirteen weeks ended September 24, 2020.
Pre-opening expenses during the thirty-nine weeks ended September 30, 2021 increased $12.8 million, or 92.3%, compared to the corresponding prior year period. The increase is primarily the result of an increase in the number of stores that we either opened or were preparing for opening compared to the prior year period. We opened 20 warehouse stores during the thirty-nine weeks ended September 30, 2021 as compared to opening eight warehouse stores and one design studio during the thirty-nine weeks ended September 24, 2020.
Interest Expense
Net interest expense during the thirteen weeks ended September 30, 2021 decreased $0.9 million, or 44.5%, compared to the thirteen weeks ended September 24, 2020. Net interest expense during the thirty-nine weeks ended September 30, 2021 decreased $2.3 million, or 38.0%, compared to the thirty-nine weeks ended September 24, 2020. The decrease in interest expense for the thirteen and thirty-nine weeks ended September 30, 2021 was primarily due to lower revolver and term loan borrowings and a decrease in term loan interest rates compared to the thirteen and thirty-nine weeks ended September 24, 2020.

Income Taxes
The provision for income taxes was $7.6 million during the thirteen weeks ended September 30, 2021 compared to $8.0 million during the thirteen weeks ended September 24, 2020. The effective tax rate was 9.3% for the thirteen weeks ended September 30, 2021 compared to 10.4% in the corresponding prior year period. The decrease in the effective tax rate during the thirteen weeks ended September 30, 2021 was primarily due to higher excess tax benefits related to stock option exercises during the third quarter compared to the same period of the prior year.
The provision for income taxes was $40.7 million during the thirty-nine weeks ended September 30, 2021 compared to $3.6 million during the thirty-nine weeks ended September 24, 2020. The effective tax rate was 14.9% for the thirty-nine weeks ended September 30, 2021 compared to 2.5% for the thirty-nine weeks ended September 24, 2020. The increase in the effective tax rate during the thirty-nine weeks ended September 30, 2021 was primarily due to the recognition of income tax benefits in connection with the CARES Act during fiscal 2020 and higher earnings during the thirty-nine weeks ended September 30, 2021 without a proportionate increase in available tax credits.
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

The following table reconciles net income to EBITDA and Adjusted EBITDA for the periods presented:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
in thousands	September 30, 2021	September 24, 2020	September 30, 2021	September 24, 2020
Net income	$74,645	$68,774	$233,357	$137,841
Depreciation and amortization (1)	30,348	22,566	83,245	66,230
Interest expense, net	1,124	2,024	3,805	6,134
Gain on early extinguishment of debt (2)	—	—	—	(1,015)
Income tax expense	7,628	8,004	40,741	3,605
EBITDA	113,745	101,368	361,148	212,795
Stock-based compensation expense (3)	5,282	4,400	15,335	11,542
Acquisition and integration expense (4)	120	—	3,286	—
Tariff refund adjustments (5)	—	—	1,728	(4,016)
COVID-19 costs (6)	286	571	910	3,482
Other (7)	809	389	1,934	1,606
Adjusted EBITDA	$120,242	$106,728	$384,341	$225,409
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

(4) Represents third-party transaction, legal, and consulting costs directly related to the acquisition of Spartan.

(5) Represents a reduction in estimated tariff refund receivables during the thirty-nine weeks ended September 30, 2021 and income for incremental tariff refunds recognized for certain bamboo and other flooring products during the thirty-nine weeks ended September 24, 2020. Interest income for tariff refunds is included within interest expense, net in the table above.

(6) Amounts are comprised of sanitation, personal protective equipment, and other costs directly related to efforts to mitigate the impact of the COVID-19 pandemic on our business.

(7) Other adjustments include amounts management does not consider indicative of our core operating performance. Amounts for the thirteen and thirty-nine weeks ended September 30, 2021 primarily relate to relocation expenses for our Houston distribution center and changes in the fair value of the contingent earn-out liability associated with the Spartan acquisition. Amounts for the thirteen weeks ended September 24, 2020 primarily relate to costs associated with a secondary public offering of the Company’s Class A common stock by certain of our stockholders, and amounts for the thirty-nine weeks ended September 24, 2020 relate to the costs associated with two such public offerings and the legal fees associated with the February 2020 amendment to the senior secured term loan credit facility. The Company did not sell any shares in the offerings and did not receive any proceeds from the sale of shares by the selling stockholders.
Liquidity and Capital Resources
Liquidity is provided primarily by our cash flows from operations and our $400.0 million ABL Facility. Unrestricted liquidity based on our September 30, 2021 financial data was $708.9 million, consisting of $330.1 million in cash and cash equivalents and $378.8 million immediately available for borrowing under the ABL Facility without violating any covenants thereunder. In addition, our Spartan subsidiary has access to an $8.0 million revolving line of credit facility (the “Spartan LOC”) that had $8.0 million immediately available for borrowing as of September 30, 2021.
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
Twice a year, we conduct a clearance event with the goal of selling through discontinued inventory, followed by donations of the aged discontinued inventory that we are unable to sell. We generally conduct a larger clearance event during our third fiscal quarter followed by a smaller clearance event towards the end of the fiscal year. We define aged discontinued inventory as inventory in discontinued status for more than 12 months that we intend to sell or donate. As of September 30, 2021, we had $1.0 million of aged discontinued inventory that we intend to donate if unable to sell.
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
•relocate our Houston, Texas distribution center in the first quarter of fiscal 2022 and open a transload facility in Los Angeles, California using approximately $70 million to $74 million of cash;
•invest in existing store remodeling projects and our distribution centers using approximately $52 million to $56 million of cash; and
•invest in information technology infrastructure, e-commerce, and other store support center initiatives using approximately $28 million to $30 million of cash.

Cash Flow Analysis
A summary of our operating, investing, and financing activities is shown in the following table:

	Thirty-nine Weeks Ended
in thousands	September 30, 2021	September 24, 2020
Net cash provided by operating activities	$364,892	$269,685
Net cash used in investing activities	(341,255)	(109,653)
Net cash (used in) provided by financing activities	(1,324)	84,057
Net increase in cash and cash equivalents	$22,313	$244,089
Net Cash Provided by Operating Activities
Cash provided by operating activities consists primarily of net income adjusted for changes in working capital as well as non-cash items, including depreciation and amortization, deferred income taxes, and stock-based compensation.
Net cash provided by operating activities was $364.9 million for the thirty-nine weeks ended September 30, 2021 and $269.7 million for the thirty-nine weeks ended September 24, 2020. The increase in net cash provided by operating activities was primarily the result of an increase in net income, trade accounts payable, and accrued expenses and other current liabilities, partially offset by an increase in inventory and other working capital items to support our operations.
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
Net cash used in investing activities during the thirty-nine weeks ended September 30, 2021 and September 24, 2020 was $341.3 million and $109.7 million, respectively. The increase was driven by a $168.0 million increase in capital expenditures and $63.6 million in cash paid as part of the purchase price to acquire Spartan (refer to Note 8, "Acquisition" for additional details). The year-over-year growth in capital expenditures was primarily driven by (i) an increase in new stores that opened or were under construction, as we generally incur significant capital expenditures for new stores a few to several months in advance of opening, (ii) ongoing construction for the Houston distribution center relocation, and (iii) an increase in existing store remodels. During the thirty-nine weeks ended September 30, 2021, approximately 67.9% of non-acquisition related capital expenditures were for new stores and 25.6% were for existing stores and distribution centers, while the remaining spending was primarily associated with information technology, e-commerce, and store support center investments to support our growth.
Net Cash (Used in) Provided by Financing Activities
Financing activities consist primarily of borrowings and related repayments under our credit agreements as well as proceeds from the exercise of stock options and our employee share purchase program.
Net cash used in financing activities was $1.3 million for the thirty-nine weeks ended September 30, 2021 compared to net cash provided by financing activities of $84.1 million for the thirty-nine weeks ended September 24, 2020. The decrease was primarily driven by the repayment of a portion of our Term Loan Facility during the thirty-nine weeks ended September 30, 2021 compared with net proceeds from the Term Loan Facility during the thirty-nine weeks ended September 24, 2020.

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
Tariff Refunds
In November 2019, the U.S. Trade Representative (“USTR”) made a ruling to retroactively exclude certain flooring products imported from China from the Section 301 tariffs that were implemented at 10% beginning in September 2018 and increased to 25% in June 2019. The granted exclusions apply to certain “click” vinyl and engineered products that we have sold and continue to sell. As these exclusions were granted retroactively, we are entitled to a refund from U.S. Customs for the applicable Section 301 tariffs previously paid on these goods. Tariff refund claims are subject to the approval of U.S. Customs, and the Company currently expects to recover $21.9 million, including interest, related to these Section 301 tariff payments. Of the expected refunds, $14.5 million has been received as of September 30, 2021.
Contractual Obligations
There were no material changes to our contractual obligations outside the ordinary course of our business during the thirty-nine weeks ended September 30, 2021.
Off-Balance Sheet Arrangements
For the thirty-nine weeks ended September 30, 2021, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures, or capital resources. We do not have any relationship with unconsolidated entities or financial partnerships for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.
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

Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our Credit Facilities, which carry variable interest rates. As of September 30, 2021, our senior secured term loan facility, which has a variable interest rate, had a remaining principal balance of $206.6 million. A 1.0% increase in the effective interest rate for this debt would cause an increase in interest expense of approximately $2.1 million over the next twelve months. To lessen our exposure to changes in interest rate risk, we entered into two $75.0 million interest rate cap agreements in May 2021. The contracts capped our LIBOR at 1.75% beginning in May 2021. In addition, our $102.5 million interest rate cap agreement entered into during November 2016 that caps our LIBOR at 2.0% remains in effect until the agreement expires on December 31, 2021. We do not anticipate that the interest rate cap agreements will significantly impact interest expense in the near term as the U.S. Federal Reserve and other central banks have taken recent action to lower interest rates in response to the COVID-19 pandemic, and interest rates are near historic lows.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in reports filed or submitted under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the chief executive officer and the chief financial officer, have reviewed the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2021 and, based on their evaluation, have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. The condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The COVID-19 pandemic and initial responses had an adverse effect on our customer traffic, sales, operating costs, and profit during the first two quarters of fiscal 2020 and may have such an impact again in the future. We cannot predict how long the COVID-19 pandemic will last, whether we will be required to re-close stores or what other government responses may occur. The COVID-19 pandemic has also adversely affected our ability to staff our existing stores and open new stores, and we have experienced construction delays. While our stores saw increased sales and order activity in the final two quarters of fiscal 2020 and the first three quarters of fiscal 2021, those results, as well as those of other metrics such as net revenues, gross margins and other financial and operating data, may not be indicative of results for future periods. Additionally, such increased demand may increase beyond manageable levels, may fluctuate significantly, or may not continue, including the possibility that demand may decrease from historical levels.

Our operations have been and could be further disrupted if more of our employees are diagnosed with COVID-19 since this could require us to quarantine some or all of a store’s employees and disinfect the impacted stores. If a significant percentage of our workforce is unable to work, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with COVID-19, our operations may be negatively impacted, potentially affecting our liquidity, financial condition or results of operations. In addition, the COVID-19 pandemic has made it difficult to hire a sufficient number of store associates in many of our stores. We also do not know what impact the proposed federal vaccine and testing mandate applicable to large employers will have on our business. If we are unable to hire a sufficient number of store associates or if there are insufficient existing store associates not subject to quarantine, we may need to reduce store hours or temporarily close stores.
Our suppliers have been and could also be further adversely impacted by the COVID-19 pandemic. If our suppliers’ employees are unable to work, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with the COVID-19 pandemic, we could face further shortages of inventory at our stores, and our operations and sales could be adversely impacted by such supply interruptions.
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
•global inflationary pressures, particularly on energy costs and commodities, which could continue to negatively impact our supply chain costs and the cost of the products we sell;
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
As of September 30, 2021, the principal amount of our total indebtedness was approximately $206.6 million related to our indebtedness outstanding under the Term Loan Facility. In addition, as of September 30, 2021, we had the ability to access approximately $378.8 million of unused borrowings available under the ABL Facility without violating any covenants thereunder and had approximately $21.2 million in outstanding letters of credit thereunder.

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
Our success is highly dependent on our planning and distribution infrastructure, which includes the ordering, transportation, and distribution of products to our stores and the ability of suppliers to meet distribution requirements. We also need to ensure that we continue to identify and improve our processes and supply chain and that our distribution infrastructure and supply chain keep pace with our anticipated growth and increased number of stores. The cost of these enhanced processes could be significant and any failure to maintain, grow, or improve them could adversely affect our business, financial condition, and operating results. Due to our rapid expansion, we have had to significantly increase the size of our distribution centers, including opening a 1.5 million square foot distribution center in Maryland in the fourth quarter of fiscal 2019, the planned new opening of an expanded distribution center in Houston in the first quarter of 2022, and, relatedly, the new opening of a transload facility in Los Angeles, California in fiscal 2021. Based on our growth intentions, we plan to add additional distribution centers or increase the size of our existing distribution centers in the future. Increasing the size of our distribution centers may decrease the efficiency of our distribution costs.
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
Additionally, our supply chain and our suppliers could be disrupted by factors beyond our control, including from damage or destruction to our distribution centers; weather-related events; natural disasters; international trade disputes or trade policy changes or restrictions; tariffs or import-related taxes; third-party strikes, lock-outs, work stoppages or slowdowns; shortages of truck drivers; shipping capacity constraints; third-party contract disputes; supply or shipping interruptions or costs; military conflicts; acts of terrorism; public health issues, including pandemics or quarantines (such as the COVID-19 outbreak); or other factors beyond our control. Any such disruption could negatively impact our financial performance or financial condition. Accordingly, we have assessed and are implementing supply chain continuity plans. While to date there has been no material impact on supply for most of our sourced merchandise, COVID-19-related labor shortages and supply chain disruptions continue to cause logistical challenges for us and the entire hard surface flooring industry. In particular, there is significant congestion at ports of entry to the United States, which is increasing the time and cost to ship goods to our stores. Additionally, customer demand for certain products has also fluctuated as the COVID-19 pandemic has progressed and customer behaviors have changed, which has challenged our ability to anticipate and/or adjust inventory levels to meet that demand. These factors have resulted in certain of our products having in-stock levels below our goals. In certain cases, we are also experiencing delays in delivering those products to our distribution centers, stores or customers. Recently, we have seen a significant increase in supply chain costs, and we do not know how long this will last. It is our belief that we can pass along these costs. While we are working closely with our suppliers and transportation partners to mitigate the impact of these disruptions, future capacity shortages or shipping cost increases could have an adverse impact upon our business. Our success is also dependent on our ability to provide timely delivery to our customers. Our business could also be adversely affected if fuel prices increase or there are delays in product shipments due to freight difficulties, inclement weather, strikes by our employees or employees of third-parties involved in our supply chain, or other difficulties. If we are unable to deliver products to our customers on a timely basis, they may decide to purchase products from our competitors instead of from us, which would adversely affect our business, financial condition, and operating results.

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
(1) Filed as an exhibit to the Registrant’s Form 10-Q filed with the SEC on August 5, 2021, and incorporated herein by reference.
(2) Filed as an exhibit to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-216000) filed with the SEC on April 24, 2017, and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOOR & DECOR HOLDINGS, INC.

Dated: November 4, 2021	By:	/s/ Thomas V. Taylor
Thomas V. Taylor
Chief Executive Officer
(Principal Executive Officer)

Dated: November 4, 2021	By:	/s/ Trevor S. Lang
Trevor S. Lang
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)