Form 10-Q
period 2022-03-31
Floor & Decor Holdings, Inc.
filed 2022-05-05
CIK 1507079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2022
Class A common stock, $0.001 par value per share	105,858,469

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

in thousands, except for share and per share data	As of March 31, 2022	As of December 30, 2021
Assets
Current assets:
Cash and cash equivalents	$31,828	$139,444
Income taxes receivable	—	3,507
Receivables, net	97,754	81,463
Inventories, net	1,149,531	1,008,151
Prepaid expenses and other current assets	43,368	40,780
Total current assets	1,322,481	1,273,345
Fixed assets, net	1,007,942	929,083
Right-of-use assets	1,136,515	1,103,750
Intangible assets, net	151,798	151,935
Goodwill	255,473	255,473
Deferred income tax assets, net	8,999	9,832
Other assets	10,179	7,277
Total long-term assets	2,570,906	2,457,350
Total assets	$3,893,387	$3,730,695
Liabilities and stockholders’ equity
Current liabilities:
Current portion of term loans	$1,577	$2,103
Current portion of lease liabilities	109,670	104,602
Trade accounts payable	688,488	661,883
Accrued expenses and other current liabilities	254,753	248,935
Income taxes payable	16,809	—
Deferred revenue	22,021	14,492
Total current liabilities	1,093,318	1,032,015
Term loans	195,660	195,762
Lease liabilities	1,151,952	1,120,990
Deferred income tax liabilities, net	40,821	40,958
Other liabilities	9,219	17,771
Total long-term liabilities	1,397,652	1,375,481
Total liabilities	2,490,970	2,407,496
Commitments and Contingencies (Note 5)
Stockholders’ equity
Capital stock:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2022 and December 30, 2021	—	—
Common stock Class A, $0.001 par value; 450,000,000 shares authorized; 105,842,162 shares issued and outstanding at March 31, 2022 and 105,760,650 issued and outstanding at December 30, 2021	106	106
Common stock Class B, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2022 and December 30, 2021	—	—
Common stock Class C, $0.001 par value; 30,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2022 and December 30, 2021	—	—
Additional paid-in capital	457,045	450,332
Accumulated other comprehensive income, net	2,089	535
Retained earnings	943,177	872,226
Total stockholders’ equity	1,402,417	1,323,199
Total liabilities and stockholders’ equity	$3,893,387	$3,730,695
See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Thirteen Weeks Ended
in thousands, except for per share data	March 31, 2022	April 1, 2021
Net sales	$1,028,734	$782,537
Cost of sales	620,676	445,604
Gross profit	408,058	336,933
Operating expenses:
Selling and store operating	249,500	189,946
General and administrative	54,645	44,041
Pre-opening	9,941	6,997
Total operating expenses	314,086	240,984
Operating income	93,972	95,949
Interest expense, net	1,162	1,388
Income before income taxes	92,810	94,561
Provision for income taxes	21,859	18,765
Net income	$70,951	$75,796
Change in fair value of hedge instruments, net of tax	1,554	83
Total comprehensive income	$72,505	$75,879
Basic earnings per share	$0.67	$0.73
Diluted earnings per share	$0.66	$0.71
See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Class A
in thousands	Shares	Amount
Balance, December 31, 2021	105,761	$106	$450,332	$535	$872,226	$1,323,199
Stock-based compensation expense	—	—	5,980	—	—	5,980
Exercise of stock options	32	—	577	—	—	577
Issuance of common stock upon vesting of restricted stock units	47	—	—	—	—	—
Shares issued under employee stock purchase plan	21	—	1,963	—	—	1,963
Common stock redeemed for tax liability	(19)	—	(1,807)	—	—	(1,807)
Other comprehensive gain, net of tax	—	—	—	1,554	—	1,554
Net income	—	—	—	—	70,951	70,951
Balance, March 31, 2022	105,842	$106	$457,045	$2,089	$943,177	$1,402,417

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
	Class A
in thousands	Shares	Amount
Balance, January 1, 2021	104,368	$104	$408,124	$164	$588,996	$997,388
Stock-based compensation expense	—	—	4,734	—	—	4,734
Exercise of stock options	195	1	2,382	—	—	2,383
Issuance of restricted stock awards	27	—	—	—	—	—
Forfeiture of restricted stock awards	(2)	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	25	—	—	—	—	—
Shares issued under employee stock purchase plan	26	—	1,302	—	—	1,302
Common stock redeemed for tax liability	(10)	—	(966)	—	—	(966)
Other comprehensive gain, net of tax	—	—	—	83	—	83
Net income	—	—	—	—	75,796	75,796
Balance, April 1, 2021	104,629	$105	$415,576	$247	$664,792	$1,080,720
See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Thirteen Weeks Ended
in thousands	March 31, 2022	April 1, 2021
Operating activities
Net income	$70,951	$75,796
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	34,613	26,415
Stock-based compensation expense	5,980	4,734
Change in fair value of contingent earn-out liabilities	364	—
Deferred income taxes	237	4,459
Interest cap derivative contracts	29	84
Changes in operating assets and liabilities, net of effects of acquisition:
Receivables, net	(16,291)	(9,575)
Inventories, net	(141,363)	46,351
Trade accounts payable	27,661	(13,376)
Accrued expenses and other current liabilities	(3,969)	(16,204)
Income taxes	19,842	1,244
Deferred revenue	7,529	5,544
Other, net	(8,916)	(24,476)
Net cash (used in) provided by operating activities	(3,333)	100,996
Investing activities
Purchases of fixed assets	(100,904)	(45,876)
Acquisition, net of cash acquired	(490)	—
Net cash used in investing activities	(101,394)	(45,876)
Financing activities
Proceeds from term loans	—	65,000
Payments on term loans	(1,051)	(75,151)
Payments of contingent earn-out consideration	(2,571)	—
Proceeds from exercise of stock options	577	2,383
Proceeds from employee stock purchase plan	1,963	1,302
Debt issuance costs	—	(1,409)
Tax payments for stock-based compensation awards	(1,807)	(966)
Net cash used in financing activities	(2,889)	(8,841)
Net (decrease) increase in cash and cash equivalents	(107,616)	46,279
Cash and cash equivalents, beginning of the period	139,444	307,772
Cash and cash equivalents, end of the period	$31,828	$354,051
Supplemental disclosures of cash flow information
Buildings and equipment acquired under operating leases	$61,180	$53,758
Cash paid for interest, net of capitalized interest	$1,099	$1,376
Cash paid for income taxes, net of refunds	$1,763	$13,055
Fixed assets accrued at the end of the period	$104,230	$46,275
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
As of March 31, 2022, the Company, through its wholly owned subsidiary, Floor and Decor Outlets of America, Inc. (“F&D” or“Outlets”), operates 166 warehouse-format stores, which average 78,000 square feet, and five small-format standalone design studios in 34 states, as well as four distribution centers and an e-commerce site, FloorandDecor.com.
Fiscal Year
The Company’s fiscal year is the 52- or 53-week period ending on the Thursday on or preceding December 31st. The fiscal year ending December 29, 2022 (“fiscal 2022”) and the fiscal year ended December 30, 2021 (“fiscal 2021”) include 52 weeks. When a 53-week fiscal year occurs, we report the additional week at the end of the fiscal fourth quarter. 52-week fiscal years consist of thirteen-week periods in each quarter of the fiscal year.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. The Condensed Consolidated Balance Sheet as of December 30, 2021 has been derived from the audited Consolidated Balance Sheet for the fiscal year then ended. The interim condensed consolidated financial statements should be read together with the audited consolidated financial statements and related footnote disclosures included in the Company’s Annual Report on Form 10-K for fiscal 2021, filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2022 (the “Annual Report”).
Management believes the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments considered necessary for a fair statement of results for the interim periods presented.
Results of operations for the thirteen weeks ended March 31, 2022 and April 1, 2021 are not necessarily indicative of the results to be expected for the full years.
Impact of the COVID-19 Pandemic
On March 11, 2020, the World Health Organization announced that infections of the coronavirus (“COVID-19”) had become a pandemic, and on March 13, 2020, the President of the United States announced a National Emergency relating to the COVID-19 pandemic. The full impact that the COVID-19 pandemic could continue to have on the Company’s business remains an evolving situation and is highly uncertain. While the Company’s operations during the first thirteen weeks of fiscal 2022 did not appear to be negatively impacted, the COVID-19 pandemic could have additional negative impacts in the future. The extent of the impact of the pandemic on the Company’s business and financial results will depend on future developments, including the duration of the pandemic, the success of vaccination programs, the spread of COVID-19, including its developing variants, within the markets in which the Company operates, as well as the countries from which the Company sources inventory, fixed assets, and other supplies, the effect of the pandemic on consumer confidence and spending, and actions taken by government entities in response to the pandemic, all of which are highly uncertain.
Summary of Significant Accounting Policies
There have been no updates to our Significant Accounting Policies since the Annual Report. For more information regarding our Significant Accounting Policies and Estimates, see the “Summary of Significant Accounting Policies” section of “Item 8. Financial Statements and Supplementary Data” of our Annual Report.

Recently Issued Accounting Pronouncements
Reference Rate Reform. In January 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-01, “Reference Rate Reform (Topic 848),” which provides optional guidance to ease the potential accounting and financial reporting burden of reference rate reform, including the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The new guidance provides temporary optional expedients and exceptions for applying U.S. GAAP to transactions affected by reference rate reform if certain criteria are met. These transactions include contract modifications, hedging relationships, and the sale or transfer of debt securities classified as held-to-maturity. Entities may apply the provisions of the new standard as of the beginning of the reporting period when the election is made. Unlike other topics, the provisions of this update are only available until December 31, 2022, by which time the reference rate replacement activity is expected to be completed. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures and has yet to elect an adoption date.
Business Combinations. In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” The ASU addresses diversity and inconsistency related to the recognition and measurement of contract assets and contract liabilities acquired in a business combination and requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. This standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the standard is permitted, including adoption in an interim period. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements or related disclosures.
2. Revenue
Net sales consist of revenue associated with contracts with customers for the sale of goods and services in amounts that reflect the consideration the Company is entitled to receive in exchange for those goods and services.
Deferred Revenue & Contract Liabilities
In accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, the Company recognizes revenue when the customer obtains control of the inventory. Amounts in deferred revenue at period-end reflect orders for which the inventory was not yet ready for physical transfer to customers.
Contract liabilities within the Condensed Consolidated Balance Sheets as of March 31, 2022 and December 30, 2021 primarily consisted of deferred revenue as well as amounts in accrued expenses and other current liabilities related to the Pro Premier loyalty program and unredeemed gift cards. As of March 31, 2022, contract liabilities totaled $52.8 million and included $22.0 million of deferred revenue, $23.6 million of loyalty program liabilities, and $7.2 million of unredeemed gift cards. As of December 30, 2021, contract liabilities totaled $40.2 million and included $14.5 million of deferred revenue, $20.4 million of loyalty program liabilities, and $5.3 million of unredeemed gift cards. Of the contract liabilities outstanding as of December 30, 2021, approximately $12.5 million was recognized in revenue during the thirteen weeks ended March 31, 2022.

Disaggregated Revenue
The Company has one reportable segment. The following table presents the net sales of each major product category (in thousands):

	Thirteen Weeks Ended
	March 31, 2022		April 1, 2021
Product Category	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Laminate / luxury vinyl plank	$282,235	27%	$186,035	24%
Tile	230,611	22	189,436	24
Decorative accessories / wall tile	191,035	19	157,374	20
Installation materials and tools	167,845	16	130,601	17
Wood	71,946	7	62,131	8
Natural stone	53,456	5	49,251	6
Adjacent categories (1)	16,188	2	12,236	2
Other (2)	15,418	2	(4,527)	(1)
Total	$1,028,734	100%	$782,537	100%
(1) Adjacent categories primarily includes bathroom and kitchen products and accessories.
(2) Other includes delivery, sample, and other product revenue and adjustments for deferred revenue, sales returns reserves, customer rewards under the Company’s Pro Premier Loyalty program, and other revenue related adjustments that are not allocated on a product-level basis.
3. Debt
The following table summarizes the Company’s long-term debt as of March 31, 2022 and December 30, 2021:

in thousands	Maturity Date	Interest Rate Per Annum at March 31, 2022		March 31, 2022	December 30, 2021
Credit Facilities:
Term Loan Facility	February 14, 2027	2.21%	Variable	$205,550	$206,602
Total secured debt at par value				205,550	206,602
Less: current maturities				1,577	2,103
Long-term debt maturities				203,973	204,499
Less: unamortized discount and debt issuance costs				8,313	8,737
Total long-term debt				$195,660	$195,762
Total debt at fair value				$200,411	$202,986
Market risk associated with the Company’s long-term debt relates to the potential change in fair value and negative impact to future earnings, respectively, from a change in interest rates. The aggregate fair value of debt is based primarily on the Company’s estimates of interest rates, maturities, credit risk, and underlying collateral and is classified as Level 3 within the fair value hierarchy.

The following table summarizes scheduled maturities of the Company’s debt as of March 31, 2022:

in thousands	Amount
Thirty-nine weeks ending December 29, 2022	$1,051
2023	2,103
2024	2,103
2025	2,103
2026	2,103
Thereafter	196,087
Total minimum debt payments	$205,550
Components of interest expense are as follows for the periods presented:

	Thirteen Weeks Ended
in thousands	March 31, 2022	April 1, 2021
Total interest costs	$1,875	$1,969
Interest capitalized	713	581
Interest expense, net	$1,162	$1,388
Term Loan Facility
The Term Loan Facility provides a margin for loans of: (x) in the case of ABR Loans (as defined in the Term Loan Facility) 1.00% per annum (subject to a leverage-based step-up to 1.25% if Outlets exceeds certain leverage ratio tests), and (y) in the case of Eurodollar Loans (as defined in the Term Loan Facility) 2.00% per annum (subject to a leverage-based step-up to 2.25% if Outlets exceeds certain leverage ratio tests and a 0.00% floor on Eurodollar Loans).
All obligations under the Term Loan Facility are secured by (1) a first-priority security interest in substantially all of the property and assets of Outlets and the other guarantors under the Term Loan Facility, with certain exceptions, and (2) a second-priority security interest in the collateral securing the asset-based loan facility (“ABL” or “ABL Facility”).
ABL Facility
As of March 31, 2022, the Company’s ABL Facility had a maximum availability of $400.0 million with actual available borrowings limited to the sum, at the time of calculation, of (a) eligible credit card receivables multiplied by the credit card advance rate, plus (b) the cost of eligible inventory, net of inventory reserves, multiplied by the applicable appraisal percentage, plus (c) 85% of eligible net trade receivables, plus (d) all eligible cash on hand, plus (e) 100% of the amount for which the eligible letter of credit must be honored after giving effect to any draws, minus certain Availability Reserves (each component as defined in the ABL Facility). The ABL Facility has a maturity date of February 14, 2025 and is available for issuance of letters of credit and contains a sublimit of $50.0 million for standby letters of credit and commercial letters of credit combined. Available borrowings under the facility are reduced by the face amount of outstanding letters of credit.
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
Net availability under the ABL Facility, as reduced by outstanding letters of credit of $22.4 million, was $377.6 million based on financial data as of March 31, 2022.

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
4. Income Taxes
Effective tax rates for the thirteen weeks ended March 31, 2022 and April 1, 2021 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within each period. The Company’s effective income tax rate was 23.6% and 19.8% for the thirteen weeks ended March 31, 2022 and April 1, 2021, respectively. For the thirteen weeks ended March 31, 2022, the effective income tax rate was higher than the statutory federal income tax rate of 21.0% primarily due to state income taxes. For the thirteen weeks ended April 1, 2021, the effective income tax rate was lower than the statutory federal income tax rate of 21.0% primarily due to the recognition of income tax benefits from tax deductions in excess of book expense related to stock option exercises and other discrete items.
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
When readily determinable, the rate implicit in the lease is used to discount lease payments to present value; however, substantially all of the Company’s leases do not provide a readily determinable implicit rate. If the rate implicit in the lease is not readily determinable, the Company uses a third party to assist in the determination of a secured incremental borrowing rate, determined on a collateralized basis, to discount lease payments based on information available at lease commencement. The secured incremental borrowing rate is estimated based on yields obtained from Bloomberg for U.S. consumers with a BB- credit rating and is adjusted for collateralization as well as inflation. As of March 31, 2022 and April 1, 2021, the Company’s weighted average discount rate was 5.1% and 5.3%, respectively. As of both March 31, 2022 and April 1, 2021, the Company’s weighted average remaining lease term was approximately 11 years.

Lease Costs
The table below presents components of lease expense for operating leases.

		Thirteen Weeks Ended
in thousands	Classification	March 31, 2022	April 1, 2021
Fixed operating lease cost:	Selling and store operating	$33,460	$28,768
	Cost of sales	6,501	5,660
	Pre-opening	2,353	1,635
	General and administrative	1,141	1,029
Total fixed operating lease cost		$43,455	$37,092

Variable lease cost (1):	Selling and store operating	$12,223	$9,776
	Cost of sales	1,419	1,408
	Pre-opening	167	68
	General and administrative	226	22
Total variable lease cost		$14,035	$11,274

Sublease income	Cost of sales	(680)	(597)
Total operating lease cost (2)		$56,810	$47,769
(1) Includes variable costs for common area maintenance, property taxes, and insurance on leased real estate.
(2) Excludes short-term lease costs, which were immaterial for the thirteen weeks ended March 31, 2022 and April 1, 2021.
Undiscounted Cash Flows
Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of March 31, 2022 were as follows:

in thousands	Amount
Thirty-nine weeks ending December 29, 2022	$126,357
2023	177,967
2024	169,285
2025	158,326
2026	149,407
Thereafter	925,891
Total minimum lease payments (1) (2)	1,707,233
Less: amount of lease payments representing interest	445,611
Present value of future minimum lease payments	1,261,622
Less: current obligations under leases	109,670
Long-term lease obligations	$1,151,952
(1) Future lease payments exclude approximately $221.1 million of legally binding minimum lease payments for operating leases signed but not yet commenced.
(2) Operating lease payments include $123.4 million related to options to extend lease terms that are reasonably certain of being exercised.
For the thirteen weeks ended March 31, 2022 and April 1, 2021, cash paid for operating leases was $43.0 million and $50.9 million, respectively. Typically, cash paid for operating leases during a fiscal quarter includes only three months of lease payments. Cash paid for operating leases during the thirteen weeks ended April 1, 2021 included approximately four months of lease payments due to the majority of April payments being made on the final day of the fiscal quarter.

Litigation
On November 15, 2021, the Company was added as a defendant in a wrongful death lawsuit, Nguyen v. Inspections Now, Inc., No. 21-DCV-287142, pending in the 434th Judicial District Court of Fort Bend County, Texas. Inspections Now, Inc. and Jason Post Homes, LLC were also named as defendants in the case. On March 28, 2022, Plaintiff voluntarily dismissed her claims against Jason Post Homes without prejudice. Plaintiff’s petition alleges that unspecified “wood paneling” allegedly purchased from the Company was installed in the vicinity of plaintiff’s fireplace and caught fire while the fireplace was lit. The fire consumed plaintiff’s home and resulted in injuries to plaintiff and the death of plaintiff’s three children and mother. Plaintiff alleges product defect and failure to warn claims against the Company and negligent inspection claims against Inspections Now. Plaintiff’s petition seeks damages in excess of $1.0 million for property damage, personal injury, and wrongful death. The petition also seeks exemplary damages. The Company responded to Plaintiff’s petition on December 13, 2021, denying the allegations, and the case is in the early stages of discovery.
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

6. Stock-based Compensation
The Company accounts for stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation (“ASC 718”). In accordance with ASC 718, the Company measures compensation cost for all stock-based awards at fair value on the date of grant and recognizes compensation expense, net of forfeitures, using the straight-line method over the requisite service period of awards expected to vest, which for each of the awards is the service vesting period. Stock-based compensation expense for the thirteen weeks ended March 31, 2022 and April 1, 2021 was $6.0 million and $4.7 million, respectively, and was included in general and administrative expenses within the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income.
Stock Options
The table below summarizes stock option activity for the thirteen weeks ended March 31, 2022.

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2021	2,503,654	$26.81
Exercised	(32,025)	18.03
Forfeited or expired	(4,480)	42.19
Outstanding at March 31, 2022	2,467,149	$26.90
Vested and exercisable at March 31, 2022	1,757,479	$22.01
Total unrecognized compensation cost related to stock options as of March 31, 2022 and December 30, 2021 was $7.8 million and $9.7 million, respectively. The unrecognized compensation cost remaining as of March 31, 2022 is expected to be recognized over a weighted average period of 1.8 years.
Restricted Stock Units
During the thirteen weeks ended March 31, 2022, the Company granted service-based restricted stock units (“RSUs”) to certain employees, executive officers, and non-employee directors and performance-based restricted stock units (“PSUs”) to certain executive officers that represent an unfunded, unsecured right to receive a share of the Company’s Class A common stock upon vesting. The RSUs granted during the period vest in three ratable annual installments on each of the first three anniversaries of the grant date, subject to the grantee’s continued service through the applicable vesting date, whereas the PSUs cliff vest after a three-year period based on the achievement of specific targets for adjusted EBIT (earnings before interest and taxes) growth and return on invested capital, subject to the grantee’s continued service through the applicable vesting date. Based on the extent to which the performance goals are achieved, vested shares may range from 0% to 200% of the target award amount. The fair value of the service-based and performance-based restricted stock units was determined based on the closing price of the Company’s Class A common stock on the date of grant.
The following table summarizes restricted stock unit activity during the thirteen weeks ended March 31, 2022:

	Restricted Stock Units
	Service-based	Performance-based	Total Restricted Stock Units
Unvested at December 31, 2021	214,778	—	214,778
Granted	217,692	36,566	254,258
Vested	(47,070)	—	(47,070)
Forfeited	(3,033)	—	(3,033)
Unvested at March 31, 2022	382,367	36,566	418,933
Total unrecognized compensation cost related to restricted stock units as of March 31, 2022 and December 30, 2021 was $37.8 million and $14.0 million, respectively. The unrecognized compensation cost remaining as of March 31, 2022 is expected to be recognized over a weighted average period of 2.8 years.

Restricted Stock Awards
The following table summarizes restricted stock award activity during the thirteen weeks ended March 31, 2022:

	Restricted Stock Awards
	Service-based	Performance-based	Total Stock Return (TSR)
Unvested at December 31, 2021	144,725	160,315	104,456
Vested	(17,256)	—	—
Unvested at March 31, 2022	127,469	160,315	104,456
As of March 31, 2022 and December 30, 2021, total unrecognized compensation cost related to unvested restricted stock awards was $9.1 million and $10.9 million, respectively. The unrecognized compensation cost remaining as of March 31, 2022 is expected to be recognized over a weighted average period of 1.7 years.
7. Earnings Per Share
Net Income per Common Share
The Company calculates basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effect of share-based awards.
The following table shows the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended
in thousands, except per share data	March 31, 2022	April 1, 2021
Net income	$70,951	$75,796
Basic weighted average shares outstanding	105,398	104,073
Dilutive effect of share-based awards	2,141	3,026
Diluted weighted average shares outstanding	107,539	107,099
Basic earnings per share	$0.67	$0.73
Diluted earnings per share	$0.66	$0.71
The following potentially dilutive securities were excluded from the computation of diluted earnings per share as a result of their anti-dilutive effect:

	Thirteen Weeks Ended
in thousands	March 31, 2022	April 1, 2021
Stock options	70	81
Restricted stock	—	18
Restricted stock units	212	100

8. Fair Value Measurements
As of March 31, 2022 and December 30, 2021, the Company had certain financial assets and liabilities on its Condensed Consolidated Balance Sheets that were required to be measured at fair value on a recurring or non-recurring basis. The estimated fair values of financial assets and liabilities such as cash and cash equivalents, receivables, prepaid expenses and other current assets, other assets, accounts payable, and accrued expenses and other current liabilities approximate their respective carrying values as reported within the Condensed Consolidated Balance Sheets. See Note 3, “Debt” for discussion of the fair value of the Company’s debt.
Contingent Earn-out Liabilities
As of March 31, 2022, contingent earn-out liabilities, primarily related to the Spartan Surfaces, Inc. acquisition that was completed during the second quarter of fiscal 2021, had an estimated fair value of $8.2 million (classified as level 3 within the fair value hierarchy), of which $5.1 million is included in other liabilities and $3.0 million is included in accrued expenses and other current liabilities within the Condensed Consolidated Balance Sheets. The table below summarizes changes in contingent earn-out liabilities during the thirteen weeks ended March 31, 2022.

in thousands	Contingent Earn-out Liabilities
Balance at December 30, 2021	$10,231
Acquisition (1)	140
Fair value adjustments	364
Payments	(2,571)
Balance at March 31, 2022	$8,164
(1) During the thirteen weeks ended March 31, 2022, the Company acquired a small commercial flooring sales agency and its customer lists for total consideration of $0.6 million, including $0.5 million of cash and $0.1 million of contingent earn-out consideration. The acquisition was accounted for in accordance with ASC 805, Business Combinations. The fair values of the customer lists and contingent earn-out consideration related to this acquisition were immaterial.
The $0.4 million net increase in the fair value of contingent earn-out liabilities during the thirteen weeks ended March 31, 2022 was recognized in general and administrative expense within the Condensed Consolidated Statements of Operations and Comprehensive Income. There were no outstanding contingent earn-out liabilities or related fair value adjustments to such earn-out liabilities during the thirteen weeks ended April 1, 2021.
Interest Rate Cap Contracts
Changes in interest rates impact the Company’s results of operations. In an effort to manage exposure to this risk, the Company enters into derivative contracts and may adjust its derivative portfolio as market conditions change.
The Company has outstanding interest rate cap contracts that are designated as cash flow hedges. The effective portion of the gain or loss on effective cash flow hedges is reported as a component of Accumulated Other Comprehensive Income (“AOCI”) and reclassified into earnings in the same period in which the hedged transaction affects earnings. The effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item. To the extent the change in the fair value of the hedge does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the hedge is immediately recognized in earnings.
The Company’s outstanding interest rate cap contracts were valued primarily using level 2 inputs based on data readily observable in public markets. The Company's interest rate cap contracts were negotiated with counterparties without going through a public exchange. Accordingly, the Company's fair value assessments for these derivative contracts gave consideration to the risk of counterparty default (as well as the Company's own credit risk). As of March 31, 2022 and December 30, 2021, the total fair value of the Company's interest rate cap contracts was approximately $3.0 million and $0.5 million, respectively, which are presented as a component of accumulated other comprehensive income within stockholders’ equity on the Condensed Consolidated Balance Sheets net of tax of $0.9 million and less than $0.1 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of Floor & Decor Holdings, Inc. and Subsidiaries included in Item 1 of this quarterly report on Form 10-Q (this “Quarterly Report”) and with our audited financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2021 and filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2022 (the “Annual Report”). As used in this Quarterly Report, except where the context otherwise requires or where otherwise indicated, the terms “Floor & Decor,” “Company,” “we,” “our” or “us” refer to Floor & Decor Holdings, Inc. and its subsidiaries.
Forward-Looking Statements
The discussion in this Quarterly Report, including under this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I and Item 1A, “Risk Factors” of Part II, contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical fact contained in this Quarterly Report, including statements regarding the Company’s future operating results and financial position, expectations related to our acquisition of Spartan Surfaces, Inc. (“Spartan”), business strategy and plans, objectives of management for future operations, and the impact of the coronavirus (COVID-19) pandemic, are forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements are based on management’s current expectations and assumptions regarding the Company’s business, the economy and other future conditions, including the impact of natural disasters on sales.In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “seeks,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “budget,” “potential” or “continue” or the negative of these terms or other similar expressions.
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
•geopolitical risks, such as the recent military conflict in Ukraine, that impact our ability to import from foreign suppliers or raise our costs;
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
Overview
Founded in 2000, Floor & Decor is a high-growth, differentiated, multi-channel specialty retailer of hard surface flooring and related accessories with 166 warehouse-format stores and five small-format standalone design studios across 34 states as of March 31, 2022. We believe that we offer the industry’s broadest assortment of tile, wood, laminate, vinyl, and natural stone flooring along with decorative and installation accessories and adjacent categories at everyday low prices, positioning us as the one-stop destination for our customers’ entire hard surface flooring needs. We appeal to a variety of customers, including professional installers and commercial businesses (“Pro”), Do it Yourself customers (“DIY”), and customers who buy the products for professional installation (“Buy it Yourself” or “BIY”).
We operate on a 52- or 53-week fiscal year ending the Thursday on or preceding December 31. The following discussion contains references to the first thirteen weeks of fiscal 2022 and fiscal 2021, which ended on March 31, 2022 and April 1, 2021, respectively.
During the thirteen weeks ended March 31, 2022, we continued to make long-term key strategic investments, including:
•completing the relocation of our previous distribution center near Houston, Texas to a larger distribution center in the Houston area;
•supporting our stores and distribution centers during this continued period of heightened sales, with particular emphasis on increasing staffing levels and working collaboratively throughout our supply chain to improve our in-stock inventory levels;

•opening 6 new warehouse-format stores and three design studios, ending the quarter with 166 warehouse-format stores and five design studios;
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
We have also assessed and continue to implement supply chain continuity plans. While sales have remained strong as we continue to maintain a broad assortment of in-stock inventory, labor shortages and supply chain congestion and disruptions continue to cause logistical challenges for us and the entire hard surface flooring industry. In addition, we have seen significant cost increases, primarily in our supply chain, due to the global supply chain congestion and disruptions which we believe we can at least partially pass along to customers. In particular, there continues to be significant congestion at ports of entry to the United States, primarily at the port of Los Angeles, which is increasing the time and cost to ship goods to our distribution centers and stores and has resulted in a decrease in our in-stock levels for certain products. We remain focused on providing exceptional value to our customers through our broad assortment and “everyday low price” strategy. We believe that our strong relationships with our suppliers and transportation partners have been instrumental in helping us to navigate this difficult supply chain environment; however, the potential significance and duration of these supply chain disruptions is uncertain, and future capacity shortages or cost increases could have an adverse impact upon our business.
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

Results of Operations
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - COVID-19 Update” and Item 1A., “Risk Factors” for information about the potential impacts that the COVID-19 pandemic and other risks, such as global supply chain disruptions, inflation, and geopolitical instability, including from the military conflict in Ukraine, may have on our results of operations and overall financial performance for future periods.
The following table summarizes key components of our results of operations for the periods indicated, in dollars and as a percentage of net sales (actuals in thousands; dollar changes in millions; certain numbers may not sum due to rounding):

	Thirteen Weeks Ended
	March 31, 2022		April 1, 2021
	Actual	% of Sales	Actual	% of Sales	$ Increase/(Decrease)	% Increase/(Decrease)
Net sales	$1,028,734	100.0%	$782,537	100.0%	$246.2	31.5%
Cost of sales	620,676	60.3	445,604	56.9	175.1	39.3
Gross profit	408,058	39.7	336,933	43.1	71.1	21.1
Operating expenses:
Selling and store operating	249,500	24.3	189,946	24.3	59.6	31.4
General and administrative	54,645	5.3	44,041	5.6	10.6	24.1
Pre-opening	9,941	1.0	6,997	0.9	2.9	42.1
Total operating expenses	314,086	30.5	240,984	30.8	73.1	30.3
Operating income	93,972	9.1	95,949	12.3	(2.0)	(2.1)
Interest expense, net	1,162	0.1	1,388	0.2	(0.2)	(16.3)
Income before income taxes	92,810	9.0	94,561	12.1	(1.8)	(1.9)
Provision for income taxes	21,859	2.1	18,765	2.4	3.1	16.5
Net income	$70,951	6.9%	$75,796	9.7%	$(4.8)	(6.4)%
Selected Financial Information

	Thirteen Weeks Ended
	March 31, 2022	April 1, 2021
Comparable store sales (% change)	14.3%	31.1%
Comparable average ticket (% change)	16.7%	1.5%
Comparable customer transactions (% change)	(2.1)%	29.2%
Number of warehouse-format stores	166	140
Adjusted EBITDA (in thousands) (1)	$135,777	$127,075
Adjusted EBITDA margin	13.2%	16.2%
(1)    EBITDA and adjusted EBITDA are non-GAAP financial measures. See the “Non-GAAP Financial Measures” section below for additional information and a reconciliation of EBITDA and adjusted EBITDA to net income.
Net Sales
Net sales during the thirteen weeks ended March 31, 2022 increased $246.2 million, or 31.5%, compared to the corresponding prior year period primarily due to an increase in comparable store sales of 14.3% and sales from the 26 new warehouse stores and three new design studios that we opened since April 1, 2021. The comparable store sales increase during the period of 14.3%, or $111.9 million, was driven by a 16.7% increase in comparable average ticket, partially offset by a 2.1% decrease in comparable customer transactions. Among our seven product categories, six experienced comparable store sales increases during the period, including laminate / luxury vinyl plank, tile, decorative accessories / wall tile, installation materials and tools, wood, and adjacent categories. Non-comparable store sales were $134.3 million during the same period driven by new stores opened after April 1, 2021 and revenue from our Spartan subsidiary, which was acquired in the second quarter of fiscal 2021.

We believe the increase in sales for the thirteen weeks ended March 31, 2022 is also aided by price increases to cover higher transportation costs to bring inventory to our distribution centers and stores and customers continuing to invest more in home improvements than prior to the COVID-19 pandemic. We also believe that our business model, with its focus on substantial amounts of trend-right, in-stock inventory, is also contributing to the sales increase.
Gross Profit and Gross Margin
Gross profit during the thirteen weeks ended March 31, 2022 increased $71.1 million, or 21.1%, compared to the corresponding prior year period. The increase in gross profit was driven by the 31.5% increase in net sales, partially offset by a decrease to gross margin to 39.7%, down approximately 340 basis points from 43.1% in the same period a year ago. The decrease in gross margin was primarily due to higher supply chain costs.
Selling and Store Operating Expenses
Selling and store operating expenses during the thirteen weeks ended March 31, 2022 increased $59.6 million, or 31.4%, compared to the thirteen weeks ended April 1, 2021. The increase was primarily attributable to the 26 new warehouse stores and three new design studios that opened since April 1, 2021 as well as additional staffing to satisfy sales growth. As a percentage of net sales, selling and store operating expenses were flat with the prior year period at 24.3%, while comparable store selling and store operating expenses as a percentage of comparable store sales decreased by approximately 60 basis points. The decrease in selling and store operating expenses as a percentage of comparable store sales during the thirteen weeks ended March 31, 2022 was primarily driven by leverage of our occupancy and advertising costs on higher net sales.
General and Administrative Expenses
General and administrative expenses increased $10.6 million, or 24.1%, during the thirteen weeks ended March 31, 2022 compared to the corresponding prior year period due to costs to support store growth, including increased store support staff, higher depreciation related to technology and other store support center investments, and operating expenses related to our Spartan subsidiary. General and administrative expenses as a percentage of net sales decreased approximately 30 basis points to 5.3% from 5.6% in the prior year quarter. The decline as a percentage of net sales was primarily driven by lower accruals for employee incentive compensation, slightly offset by amortization resulting from intangible assets acquired as part of our purchase of Spartan in the second quarter of fiscal 2021.
Pre-Opening Expenses
Pre-opening expenses during the thirteen weeks ended March 31, 2022 increased $2.9 million, or 42.1%, compared to the prior year quarter. The increase is primarily the result of an increase in the number of stores that we either opened or were preparing for opening compared to the prior year period.
Interest Expense
Net interest expense during the thirteen weeks ended March 31, 2022 decreased $0.2 million, or 16.3%, compared to the thirteen weeks ended April 1, 2021. The decrease in interest expense for the thirteen weeks ended March 31, 2022 was primarily due to lower term loan borrowings, partially offset by an increase in term loan interest rates compared to the thirteen weeks ended April 1, 2021.
Income Taxes
The provision for income taxes was $21.9 million during the thirteen weeks ended March 31, 2022 compared to $18.8 million during the thirteen weeks ended April 1, 2021. The effective tax rate was 23.6% for the thirteen weeks ended March 31, 2022 compared to 19.8% in the prior year quarter. The increase in the effective tax rate during the thirteen weeks ended March 31, 2022 was primarily due to a year-over-year decrease in excess tax benefits related to stock option exercises and the vesting of restricted stock and restricted stock units.

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
EBITDA and Adjusted EBITDA are non-GAAP measures of our financial performance and should not be considered as alternatives to net income as a measure of financial performance or any other performance measure derived in accordance with GAAP, and they should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of liquidity or free cash flow for management's discretionary use. In addition, these non-GAAP measures exclude certain non-recurring and other charges. Each of these non-GAAP measures has its limitations as an analytical tool, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. In evaluating EBITDA and Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the items eliminated in the adjustments made to determine EBITDA and Adjusted EBITDA, such as stock compensation expense, distribution center relocation expenses, fair value adjustments related to contingent earn-out liabilities, and other adjustments. Our presentation of EBITDA and Adjusted EBITDA should not be construed to imply that our future results will be unaffected by any such adjustments. Definitions and calculations of EBITDA and Adjusted EBITDA differ among companies in the retail industry, and therefore EBITDA and Adjusted EBITDA disclosed by us may not be comparable to the metrics disclosed by other companies.
The following table reconciles net income to EBITDA and Adjusted EBITDA for the periods presented:

	Thirteen Weeks Ended
in thousands	March 31, 2022	April 1, 2021
Net income	$70,951	$75,796
Depreciation and amortization (a)	34,120	25,520
Interest expense, net	1,162	1,388
Income tax expense	21,859	18,765
EBITDA	128,092	121,469
Stock-based compensation expense (b)	5,980	4,734
COVID-19 costs (c)	—	216
Other (d)	1,705	656
Adjusted EBITDA	$135,777	$127,075
(a)    Excludes amortization of deferred financing costs, which is included as part of interest expense, net in the table above.
(b)    Non-cash charges related to stock-based compensation programs, which vary from period to period depending on the timing of awards and forfeitures.
(c)    Amounts are comprised of sanitation, personal protective equipment, and other costs directly related to efforts to mitigate the impact of the COVID-19 pandemic on our business.
(d)    Other adjustments include amounts management does not consider indicative of our core operating performance. Amounts for the thirteen weeks ended March 31, 2022 primarily relate to expenses for our Houston distribution center relocation that was completed during the quarter and changes in the fair value of contingent earn-out liabilities. Amounts for the thirteen weeks ended April 1, 2021 primarily relate to relocation expenses for our Houston distribution center and legal fees associated with the February 2021 amendment to our senior secured term loan credit facility.

Liquidity and Capital Resources
Liquidity is provided primarily by our cash flows from operations and our $400.0 million ABL Facility. Unrestricted liquidity based on our March 31, 2022 financial data was $409.4 million, consisting of $31.8 million in cash and cash equivalents and $377.6 million immediately available for borrowing under the ABL Facility without violating any covenants thereunder. Our liquidity is not generally seasonal, and our uses of cash are primarily tied to when we open stores and make other capital expenditures.
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
The exact scope of our capital plans is evolving and will ultimately depend on a variety of factors, including the impact of the COVID-19 pandemic on our business. Total capital expenditures in fiscal 2022 are planned to be between approximately $550 million to $590 million and will be funded primarily by cash generated from operations and borrowings under the ABL Facility. Our capital needs may change in the future due to changes in our business, including in response to the COVID-19 pandemic, or new opportunities that we choose to pursue. We currently expect the following for capital expenditures in fiscal 2022 (projected amounts are based on the gross costs that we expect to accrue for these investments on the Condensed Consolidated Balance Sheets in fiscal 2022, which may include amounts incurred but not yet settled in cash during the period):
•invest approximately $405 million to $430 million to open 32 warehouse-format stores and four small-format design studios, relocate stores, and begin construction on stores opening in fiscal 2023;
•invest approximately $100 million to $110 million in existing store remodeling projects and our distribution centers; and
•invest approximately $45 million to $50 million in information technology infrastructure, e-commerce, and other store support center initiatives.

Cash Flow Analysis
A summary of our operating, investing, and financing activities is shown in the following table:

	Thirteen Weeks Ended
in thousands	March 31, 2022	April 1, 2021
Net cash (used in) provided by operating activities	$(3,333)	$100,996
Net cash used in investing activities	(101,394)	(45,876)
Net cash used in financing activities	(2,889)	(8,841)
Net (decrease) increase in cash and cash equivalents	$(107,616)	$46,279
Net Cash Provided by Operating Activities
Cash provided by operating activities consists primarily of (i) net income adjusted for non-cash items, including depreciation and amortization, deferred income taxes, and stock-based compensation and (ii) changes in working capital.
Net cash used in operating activities was $3.3 million for the thirteen weeks ended March 31, 2022 compared with net cash provided by operating activities of $101.0 million for the thirteen weeks ended April 1, 2021. The decrease in net cash provided by operating activities was primarily the result of a net increase in inventory and other working capital items to support our operations.
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
Net cash used in investing activities during the thirteen weeks ended March 31, 2022 and April 1, 2021 was $101.4 million and $45.9 million, respectively. The increase was primarily driven by a $54.4 million increase in capital expenditures and $0.5 million in cash paid as part of the purchase price to acquire a small commercial flooring sales agency and its customer lists (refer to Note 8, “Fair Value Measurements” for additional details related to the acquisition). The year-over-year growth in capital expenditures was primarily driven by (i) an increase in new stores that opened or were under construction, as we generally incur significant capital expenditures for new stores a few to several months in advance of opening, (ii) payment of construction costs related to the Houston distribution center relocation, and (iii) an increase in existing store remodels.
Net Cash Used in Financing Activities
Financing activities consist primarily of borrowings and related repayments under our credit agreements, proceeds from the exercise of stock options and our employee share purchase program, and payments of contingent earn-out consideration related to the Spartan acquisition.
Net cash used in financing activities was $2.9 million for the thirteen weeks ended March 31, 2022 compared to net cash provided by financing activities of $8.8 million for the thirteen weeks ended April 1, 2021. The decrease in net cash used in financing activities was primarily driven by the repayment of a portion of our Term Loan Facility during the thirteen weeks ended April 1, 2021, partially offset by payment of contingent earn-out consideration during the thirteen weeks ended March 31, 2022.
Our Credit Facilities
As of March 31, 2022, total Term Loan Facility debt was $205.6 million, while no amounts were outstanding under our ABL Facility. For details regarding our Term Loan Facility and ABL Facility, including applicable covenants, please refer to Note 3, “Debt.”

Credit Ratings
Our credit ratings are periodically reviewed by rating agencies. In fiscal 2022, Moody’s and Standard & Poor's have continued to maintain a positive outlook for the Company, and our Moody’s issuer corporate family rating of Ba3 and Standard & Poor's corporate credit rating of BB- have remained unchanged. These ratings and our current credit condition affect, among other things, our ability to access new capital. Negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be lowered or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, financial condition, results of operations, and liquidity. In particular, a weakening of our financial condition, including an increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, result in a credit rating downgrade or change in outlook, or otherwise increase our cost of borrowing.
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
Tariff Refunds
In November 2019, the U.S. Trade Representative (“USTR”) made a ruling to retroactively exclude certain flooring products imported from China from the Section 301 tariffs that were implemented at 10% beginning in September 2018 and increased to 25% in June 2019. The granted exclusions apply to certain “click” vinyl and engineered products that we have sold and continue to sell. As these exclusions were granted retroactively, we are entitled to a refund from U.S. Customs for the applicable Section 301 tariffs previously paid on these goods. Tariff refund claims are subject to the approval of U.S. Customs, and the Company currently expects to recover $22.1 million, including interest, related to these Section 301 tariff payments. Of the expected refunds, $14.7 million has been received as of March 31, 2022.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk affecting the Company, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of the Annual Report. While our exposure to market risk has not changed materially since December 30, 2021, uncertainty with respect to the economic effects of the COVID-19 pandemic and geopolitical instability, including from the military conflict in Ukraine, have introduced significant volatility in the financial markets, including interest rates and foreign currency exchange rates. The COVID-19 pandemic is expected to have a continued adverse impact on market conditions and may trigger a period of global economic slowdown for an unknown duration. See further discussion in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details.
Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our Credit Facilities, which carry variable interest rates. As of March 31, 2022, our senior secured term loan facility, which has a variable interest rate, had a remaining principal balance of $205.6 million. A 1.0% increase in the effective interest rate for this debt would cause an increase in interest expense of approximately $2.0 million over the next twelve months. To lessen our exposure to changes in interest rate risk, we entered into two $75.0 million interest rate cap agreements in May 2021. The contracts capped our LIBOR at 1.75% beginning in May 2021. We do not anticipate that our outstanding interest rate cap agreements will significantly impact interest expense in the immediate near term as interest rates are still near historic lows; however, the U.S. Federal Reserve raised interest rates during the first quarter of fiscal 2022 and has signaled an intent to raise interest rates further, in which case these agreements could partially offset increases in interest expense on our variable rate debt if rates were to increase to a level above the specified 1.75% LIBOR cap.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in reports filed or submitted under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the chief executive officer and the chief financial officer, have reviewed the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2022 and, based on their evaluation, have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. The condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report filed with the SEC on February 24, 2022, which could materially affect our business, financial condition, and/or operating results.

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

FLOOR & DECOR HOLDINGS, INC.

Dated: May 5, 2022	By:	/s/ Thomas V. Taylor
Thomas V. Taylor
Chief Executive Officer
(Principal Executive Officer)

Dated: May 5, 2022	By:	/s/ Trevor S. Lang
Trevor S. Lang
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)