Form 10-Q
period 2022-06-30
Floor & Decor Holdings, Inc.
filed 2022-08-04
CIK 1507079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2022
Class A common stock, $0.001 par value per share	106,037,344

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

in thousands, except for share and per share data	As of June 30, 2022	As of December 30, 2021
Assets
Current assets:
Cash and cash equivalents	$6,177	$139,444
Income taxes receivable	14,188	3,507
Receivables, net	97,502	81,463
Inventories, net	1,344,136	1,008,151
Prepaid expenses and other current assets	49,265	40,780
Total current assets	1,511,268	1,273,345
Fixed assets, net	1,085,779	929,083
Right-of-use assets	1,177,686	1,103,750
Intangible assets, net	151,620	151,935
Goodwill	255,473	255,473
Deferred income tax assets, net	8,090	9,832
Other assets	9,461	7,277
Total long-term assets	2,688,109	2,457,350
Total assets	$4,199,377	$3,730,695
Liabilities and stockholders’ equity
Current liabilities:
Current portion of term loans	$1,577	$2,103
Current portion of lease liabilities	112,987	104,602
Trade accounts payable	770,198	661,883
Accrued expenses and other current liabilities	292,297	248,935
Deferred revenue	20,220	14,492
Total current liabilities	1,197,279	1,032,015
Term loan	195,557	195,762
Revolving line of credit	68,600	—
Lease liabilities	1,191,223	1,120,990
Deferred income tax liabilities, net	42,887	40,958
Other liabilities	9,545	17,771
Total long-term liabilities	1,507,812	1,375,481
Total liabilities	2,705,091	2,407,496
Commitments and Contingencies (Note 5)
Stockholders’ equity
Capital stock:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2022 and December 30, 2021	—	—
Common stock Class A, $0.001 par value; 450,000,000 shares authorized; 105,992,508 shares issued and outstanding at June 30, 2022 and 105,760,650 issued and outstanding at December 30, 2021	106	106
Common stock Class B, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2022 and December 30, 2021	—	—
Common stock Class C, $0.001 par value; 30,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2022 and December 30, 2021	—	—
Additional paid-in capital	466,260	450,332
Accumulated other comprehensive income, net	2,911	535
Retained earnings	1,025,009	872,226
Total stockholders’ equity	1,494,286	1,323,199
Total liabilities and stockholders’ equity	$4,199,377	$3,730,695
See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
in thousands, except for per share data	June 30, 2022	July 1, 2021	June 30, 2022	July 1, 2021
Net sales	$1,089,846	$860,108	$2,118,580	$1,642,645
Cost of sales	653,564	494,670	1,274,240	940,274
Gross profit	436,282	365,438	844,340	702,371
Operating expenses:
Selling and store operating	268,202	205,072	517,702	395,018
General and administrative	53,107	52,819	107,752	96,860
Pre-opening	8,563	8,990	18,504	15,987
Total operating expenses	329,872	266,881	643,958	507,865
Operating income	106,410	98,557	200,382	194,506
Interest expense, net	1,672	1,293	2,834	2,681
Income before income taxes	104,738	97,264	197,548	191,825
Provision for income taxes	22,906	14,348	44,765	33,113
Net income	$81,832	$82,916	$152,783	$158,712
Change in fair value of hedge instruments, net of tax	822	(7)	2,376	76
Total comprehensive income	$82,654	$82,909	$155,159	$158,788
Basic earnings per share	$0.78	$0.79	$1.45	$1.52
Diluted earnings per share	$0.76	$0.77	$1.42	$1.48
See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Class A
in thousands	Shares	Amount
Balance, December 31, 2021	105,761	$106	$450,332	$535	$872,226	$1,323,199
Stock-based compensation expense	—	—	5,980	—	—	5,980
Exercise of stock options	32	—	577	—	—	577
Issuance of common stock upon vesting of restricted stock units	47	—	—	—	—	—
Shares issued under employee stock purchase plan	21	—	1,963	—	—	1,963
Common stock redeemed for tax liability	(19)	—	(1,807)	—	—	(1,807)
Other comprehensive gain, net of tax	—	—	—	1,554	—	1,554
Net income	—	—	—	—	70,951	70,951
Balance, March 31, 2022	105,842	$106	$457,045	$2,089	$943,177	$1,402,417
Stock-based compensation expense	—	—	4,889	—	—	4,889
Exercise of stock options	209	—	4,599	—	—	4,599
Forfeiture of restricted stock awards	(59)	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	5	—	—	—	—	—
Common stock redeemed for tax liability	(4)	—	(273)	—	—	(273)
Other comprehensive gain, net of tax	—	—	—	822	—	822
Net income	—	—	—	—	81,832	81,832
Balance, June 30, 2022	105,993	$106	$466,260	$2,911	$1,025,009	$1,494,286

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
	Class A
in thousands	Shares	Amount
Balance, January 1, 2021	104,368	$104	$408,124	$164	$588,996	$997,388
Stock-based compensation expense	—	—	4,734	—	—	4,734
Exercise of stock options	195	1	2,382	—	—	2,383
Issuance of restricted stock awards	27	—	—	—	—	—
Forfeiture of restricted stock awards	(2)	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	25	—	—	—	—	—
Shares issued under employee stock purchase plan	26	—	1,302	—	—	1,302
Common stock redeemed for tax liability	(10)	—	(966)	—	—	(966)
Other comprehensive gain, net of tax	—	—	—	83	—	83
Net income	—	—	—	—	75,796	75,796
Balance, April 1, 2021	104,629	$105	$415,576	$247	$664,792	$1,080,720
Stock-based compensation expense	—	—	5,319	—	—	5,319
Exercise of stock options	409	—	3,943	—	—	3,943
Issuance of restricted stock awards	2	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	2	—	—	—	—	—
Shares issued under employee stock purchase plan	21	—	1,761	—	—	1,761
Issuance of stock related to acquisition	50	—	5,000	—	—	5,000
Common stock redeemed for tax liability	(1)	—	(50)	—	—	(50)
Other comprehensive loss, net of tax	—	—	—	(7)	—	(7)
Net income	—	—	—	—	82,916	82,916
Balance, July 1, 2021	105,112	$105	$431,549	$240	$747,708	$1,179,602
See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Twenty-six Weeks Ended
in thousands	June 30, 2022	July 1, 2021
Operating activities
Net income	$152,783	$158,712
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,566	54,097
Stock-based compensation expense	10,869	10,053
Deferred income taxes	2,475	6,520
Change in fair value of contingent earn-out liabilities	1,389	—
Interest cap derivative contracts	57	76
Changes in operating assets and liabilities, net of effects of acquisition:
Receivables, net	(15,936)	(11,109)
Inventories, net	(335,968)	(25,338)
Trade accounts payable	110,923	105,103
Accrued expenses and other current liabilities	26,174	(19,065)
Income taxes	(10,681)	(8,541)
Deferred revenue	5,728	11,765
Other, net	(12,526)	(25,656)
Net cash provided by operating activities	7,853	256,617
Investing activities
Purchases of fixed assets	(214,283)	(132,091)
Acquisitions, net of cash acquired	(1,121)	(63,354)
Proceeds from sales of property	4,773	—
Net cash used in investing activities	(210,631)	(195,445)
Financing activities
Borrowings on revolving line of credit	336,800	4,453
Payments on revolving line of credit	(268,200)	(3,592)
Proceeds from term loans	—	65,000
Payments on term loans	(1,577)	(75,676)
Payments of contingent earn-out consideration	(2,571)	—
Proceeds from exercise of stock options	5,176	6,326
Proceeds from employee stock purchase plan	1,963	3,063
Debt issuance costs	—	(1,409)
Tax payments for stock-based compensation awards	(2,080)	(1,016)
Net cash provided by (used in) financing activities	69,511	(2,851)
Net (decrease) increase in cash and cash equivalents	(133,267)	58,321
Cash and cash equivalents, beginning of the period	139,444	307,772
Cash and cash equivalents, end of the period	$6,177	$366,093
Supplemental disclosures of cash flow information
Buildings and equipment acquired under operating leases	$133,237	$185,349
Cash paid for interest, net of capitalized interest	$1,862	$1,340
Cash paid for income taxes, net of refunds	$52,943	$35,118
Fixed assets accrued at the end of the period	$109,939	$101,708
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
As of June 30, 2022, the Company, through its wholly owned subsidiary, Floor and Decor Outlets of America, Inc. (“F&D” or“Outlets”), operates 174 warehouse-format stores, which average 78,000 square feet, and five small-format standalone design studios in 34 states, as well as four distribution centers and an e-commerce site, FloorandDecor.com.
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
Results of operations for the twenty-six weeks ended June 30, 2022 and July 1, 2021 are not necessarily indicative of the results to be expected for the full years.
Impact of the COVID-19 Pandemic
The ongoing presence of COVID-19 and its potential impact on the Company’s business remains an evolving situation and is highly uncertain. While the Company’s operations during the first twenty-six weeks of fiscal 2022 did not appear to be negatively impacted, the COVID-19 pandemic could have additional negative impacts in the future. The extent of the impact of the pandemic on the Company’s business and financial results will depend on future developments, including the duration of the pandemic, the success of vaccination programs, the spread of COVID-19, including its developing variants, within the markets in which the Company operates, as well as the countries from which the Company sources inventory, fixed assets, and other supplies, the effect of the pandemic on consumer confidence and spending, and actions taken by government entities in response to the pandemic, all of which are highly uncertain.
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
Contract liabilities within the Condensed Consolidated Balance Sheets as of June 30, 2022 and December 30, 2021 primarily consisted of deferred revenue as well as amounts in accrued expenses and other current liabilities related to the Pro Premier loyalty program and unredeemed gift cards. As of June 30, 2022, contract liabilities totaled $57.1 million and included $20.2 million of deferred revenue, $27.5 million of loyalty program liabilities, and $9.4 million of unredeemed gift cards. As of December 30, 2021, contract liabilities totaled $40.2 million and included $14.5 million of deferred revenue, $20.4 million of loyalty program liabilities, and $5.3 million of unredeemed gift cards. Of the contract liabilities outstanding as of December 30, 2021, approximately $14.9 million was recognized in revenue during the twenty-six weeks ended June 30, 2022.

Disaggregated Revenue
The Company has one reportable segment. The following table presents the net sales of each major product category (in thousands):

	Thirteen Weeks Ended
	June 30, 2022		July 1, 2021
Product Category	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Laminate / luxury vinyl plank	$299,610	27%	$214,642	25%
Tile	248,295	23	208,379	24
Decorative accessories / wall tile	190,966	18	163,956	19
Installation materials and tools	178,319	16	141,369	16
Wood	71,489	7	66,158	8
Natural stone	55,248	5	51,983	6
Adjacent categories (1)	17,837	2	13,587	2
Other (2)	28,082	2	34	—
Total	$1,089,846	100%	$860,108	100%

	Twenty-six Weeks Ended
	June 30, 2022		July 1, 2021
Product Category	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Laminate / luxury vinyl plank	$581,845	27%	$400,677	24%
Tile	478,906	23	397,815	24
Decorative accessories / wall tile	382,001	18	321,330	20
Installation materials and tools	346,164	16	271,970	17
Wood	143,435	7	128,289	8
Natural stone	108,704	5	101,234	6
Adjacent categories (1)	34,025	2	25,823	1
Other (2)	43,500	2	(4,493)	—
Total	$2,118,580	100%	$1,642,645	100%
(1) Adjacent categories primarily includes bathroom and kitchen products and accessories.
(2) Other includes delivery, sample, and other product revenue and adjustments for deferred revenue, sales returns reserves, customer rewards under the Company’s Pro Premier Loyalty program, and other revenue related adjustments that are not allocated on a product-level basis.

3. Debt
The following table summarizes the Company’s long-term debt as of June 30, 2022 and December 30, 2021:

in thousands	Maturity Date	Interest Rate Per Annum at June 30, 2022		June 30, 2022	December 30, 2021
Credit Facilities:
Term Loan Facility	February 14, 2027	3.06%	Variable	$205,025	$206,602
Asset-based Loan Facility (“ABL”)	February 14, 2025	2.87%	Variable	68,600	—
Total secured debt at par value				273,625	206,602
Less: current maturities				1,577	2,103
Long-term debt maturities				272,048	204,499
Less: unamortized discount and debt issuance costs				7,891	8,737
Total long-term debt				$264,157	$195,762
Market risk associated with the Company’s long-term debt relates to the potential change in fair value and negative impact to future earnings, respectively, from a change in interest rates. The aggregate fair value of debt is based primarily on the Company’s estimates of interest rates, maturities, credit risk, and underlying collateral.
The estimated fair values and classifications within the fair value hierarchy of the Term Loan Facility and ABL were as follows as of June 30, 2022 and December 30, 2021:

in thousands	Fair Value Hierarchy Classification	June 30, 2022	December 30, 2021
Term Loan Facility	Level 3	$191,698	$202,986
ABL Facility	Level 2	68,600	—
Total		$260,298	$202,986
The following table summarizes scheduled maturities of the Company’s debt as of June 30, 2022:

in thousands	Amount
Twenty-six weeks ending December 29, 2022	$526
2023	2,103
2024	2,103
2025	70,703
2026	2,103
Thereafter	196,087
Total minimum debt payments	$273,625
Components of interest expense are as follows for the periods presented:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
in thousands	June 30, 2022	July 1, 2021	June 30, 2022	July 1, 2021
Total interest costs	$2,650	$1,862	$4,525	$3,831
Interest capitalized	978	569	1,691	1,150
Interest expense, net	$1,672	$1,293	$2,834	$2,681

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
ABL Facility
As of June 30, 2022, the Company’s ABL Facility had a maximum availability of $400.0 million with actual available borrowings limited to the sum, at the time of calculation, of (a) eligible credit card receivables multiplied by the credit card advance rate, plus (b) the cost of eligible inventory, net of inventory reserves, multiplied by the applicable appraisal percentage, plus (c) 85% of eligible net trade receivables, plus (d) all eligible cash on hand, plus (e) 100% of the amount for which the eligible letter of credit must be honored after giving effect to any draws, minus certain Availability Reserves (each component as defined in the ABL Facility). The ABL Facility is available for issuance of letters of credit and contains a sublimit of $50.0 million for standby letters of credit and commercial letters of credit combined. Available borrowings under the facility are reduced by the face amount of outstanding letters of credit.
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
Net availability under the ABL Facility, as reduced by outstanding borrowings of $68.6 million and letters of credit of $22.5 million, was $308.9 million based on financial data as of June 30, 2022.
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
4. Income Taxes
Effective tax rates for the thirteen and twenty-six weeks ended June 30, 2022 and July 1, 2021 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within each period. The Company’s effective income tax rate was 21.9% and 14.8% for the thirteen weeks ended June 30, 2022 and July 1, 2021, respectively, and 22.7% and 17.3% for the twenty-six weeks ended June 30, 2022 and July 1, 2021, respectively. For the thirteen and twenty-six weeks ended June 30, 2022, the effective income tax rate was higher than the statutory federal income tax rate of 21.0% primarily due to state income taxes. For the thirteen and twenty-six weeks ended July 1, 2021, the effective income tax rate was lower than the statutory federal income tax rate of 21.0% primarily due to the recognition of income tax benefits from tax deductions in excess of book expense related to stock option exercises and other discrete items.

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
When readily determinable, the rate implicit in the lease is used to discount lease payments to present value; however, substantially all of the Company’s leases do not provide a readily determinable implicit rate. If the rate implicit in the lease is not readily determinable, the Company uses a third party to assist in the determination of a secured incremental borrowing rate, determined on a collateralized basis, to discount lease payments based on information available at lease commencement. The secured incremental borrowing rate is estimated based on yields obtained from Bloomberg for U.S. consumers with a BB- credit rating and is adjusted for collateralization as well as inflation. As of June 30, 2022 and July 1, 2021, the Company’s weighted average discount rate was 5.2% and 5.2%, respectively. As of both June 30, 2022 and July 1, 2021, the Company’s weighted average remaining lease term was approximately 11 years.
Lease Costs
The table below presents components of lease expense for operating leases.

		Thirteen Weeks Ended		Twenty-six Weeks Ended
in thousands	Classification	June 30, 2022	July 1, 2021	June 30, 2022	July 1, 2021
Fixed operating lease cost:	Selling and store operating	$35,584	$30,820	$69,044	$59,588
	Cost of sales	6,323	5,656	12,824	11,316
	Pre-opening	2,631	3,020	4,984	4,655
	General and administrative	1,130	1,030	2,271	2,059
Total fixed operating lease cost		$45,668	$40,526	$89,123	$77,618

Variable lease cost (1):	Selling and store operating	$12,703	$9,975	$24,926	$19,751
	Cost of sales	1,236	1,184	2,655	2,592
	Pre-opening	73	2	240	70
	General and administrative	178	(110)	404	(88)
Total variable lease cost		$14,190	$11,051	$28,225	$22,325

Sublease income	Cost of sales	(680)	(597)	(1,360)	(1,194)
Total operating lease cost (2)		$59,178	$50,980	$115,988	$98,749
(1) Includes variable costs for common area maintenance, property taxes, and insurance on leased real estate.
(2) Excludes short-term lease costs, which were immaterial for the twenty-six weeks ended June 30, 2022 and July 1, 2021.

Undiscounted Cash Flows
Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of June 30, 2022 were as follows:

in thousands	Amount
Twenty-six weeks ending December 29, 2022	$83,803
2023	186,105
2024	177,128
2025	165,580
2026	156,229
Thereafter	1,013,830
Total minimum lease payments (1) (2)	1,782,675
Less: amount of lease payments representing interest	478,465
Present value of future minimum lease payments	1,304,210
Less: current obligations under leases	112,987
Long-term lease obligations	$1,191,223
(1) Future lease payments exclude approximately $220.3 million of legally binding minimum lease payments for operating leases signed but not yet commenced.
(2) Operating lease payments include $138.3 million related to options to extend lease terms that are reasonably certain of being exercised.
For the twenty-six weeks ended June 30, 2022 and July 1, 2021, cash paid for operating leases was $86.7 million and $89.6 million, respectively. Typically, cash paid for operating leases during a fiscal quarter includes only three months of lease payments. Cash paid for operating leases during the twenty-six weeks ended July 1, 2021 included approximately seven months of lease payments due to the majority of July payments being made on the final day of the fiscal quarter.
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
6. Stock-based Compensation
The Company accounts for stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation (“ASC 718”). In accordance with ASC 718, the Company measures compensation cost for all stock-based awards at fair value on the date of grant and recognizes compensation expense, net of forfeitures, using the straight-line method over the requisite service period of awards expected to vest, which for each of the awards is the service vesting period. Stock-based compensation expense for the twenty-six weeks ended June 30, 2022 and July 1, 2021 was $10.9 million and $10.1 million, respectively, and was included in general and administrative expenses within the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income.
Stock Options
The table below summarizes stock option activity for the twenty-six weeks ended June 30, 2022.

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2021	2,503,654	$26.81
Exercised	(240,735)	21.50
Forfeited or expired	(34,211)	52.88
Outstanding at June 30, 2022	2,228,708	$26.99
Vested and exercisable at June 30, 2022	1,831,270	$22.01
Restricted Stock Units
During the twenty-six weeks ended June 30, 2022, the Company granted service-based restricted stock units (“RSUs”) to certain employees, executive officers, and non-employee directors and performance-based restricted stock units (“PSUs”) to certain executive officers that represent an unfunded, unsecured right to receive a share of the Company’s Class A common stock upon vesting. The RSUs granted during the period have an aggregate grant-date fair value of $21.4 million and vest in three ratable annual installments on each of the first three anniversaries of the grant date, subject to the grantee’s continued service through the applicable vesting date. The PSUs granted during the period have an aggregate grant-date fair value of $3.5 million and cliff vest after a three-year period based on the achievement of specific targets for adjusted EBIT (earnings before interest and taxes) growth and return on invested capital, subject to the grantee’s continued service through the applicable vesting date. Based on the extent to which the performance goals are achieved, vested shares may range from 0% to 200% of the target award amount, and the Company assesses the probability of achieving these performance goals on a quarterly basis. The fair values of the service-based and performance-based restricted stock units were determined based on the closing price of the Company’s Class A common stock on the date of grant.
The following table summarizes restricted stock unit activity during the twenty-six weeks ended June 30, 2022:

	Restricted Stock Units
	Service-based	Performance-based	Total Restricted Stock Units
Unvested at December 31, 2021	214,778	—	214,778
Granted	230,208	36,566	266,774
Vested	(52,351)	—	(52,351)
Forfeited	(9,718)	—	(9,718)
Unvested at June 30, 2022	382,917	36,566	419,483

Restricted Stock Awards
The following table summarizes restricted stock award activity during the twenty-six weeks ended June 30, 2022:

	Restricted Stock Awards
	Service-based	Performance-based	Total Stock Return (TSR)	Total Restricted Stock Awards
Unvested at December 31, 2021	144,725	160,315	104,456	409,496
Vested	(24,656)	—	—	(24,656)
Forfeited	(16,195)	(25,997)	(16,939)	(59,131)
Unvested at June 30, 2022	103,874	134,318	87,517	325,709
7. Earnings Per Share
Net Income per Common Share
The Company calculates basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effect of share-based awards.
The following table shows the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
in thousands, except per share data	June 30, 2022	July 1, 2021	June 30, 2022	July 1, 2021
Net income	$81,832	$82,916	$152,783	$158,712
Basic weighted average shares outstanding	105,545	104,544	105,471	104,309
Dilutive effect of share-based awards	1,755	2,721	1,960	2,877
Diluted weighted average shares outstanding	107,300	107,265	107,431	107,186
Basic earnings per share	$0.78	$0.79	$1.45	$1.52
Diluted earnings per share	$0.76	$0.77	$1.42	$1.48
The following potentially dilutive securities were excluded from the computation of diluted earnings per share as a result of their anti-dilutive effect:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
in thousands	June 30, 2022	July 1, 2021	June 30, 2022	July 1, 2021
Stock options	73	67	71	81
Restricted stock	12	1	—	1
Restricted stock units	318	6	225	6
8. Fair Value Measurements
As of June 30, 2022 and December 30, 2021, the Company had certain financial assets and liabilities on its Condensed Consolidated Balance Sheets that were required to be measured at fair value on a recurring or non-recurring basis. The estimated fair values of financial assets and liabilities such as cash and cash equivalents, receivables, prepaid expenses and other current assets, other assets, accounts payable, and accrued expenses and other current liabilities approximate their respective carrying values as reported within the Condensed Consolidated Balance Sheets. See Note 3, “Debt” for discussion of the fair value of the Company’s debt.

Contingent Earn-out Liabilities
As of June 30, 2022, contingent earn-out liabilities, primarily related to the Spartan Surfaces, Inc. acquisition that was completed during the second quarter of fiscal 2021, had an estimated fair value of $9.3 million (classified as level 3 within the fair value hierarchy), of which $5.3 million is included in other liabilities and $4.0 million is included in accrued expenses and other current liabilities within the Condensed Consolidated Balance Sheets. The table below summarizes changes in contingent earn-out liabilities during the twenty-six weeks ended June 30, 2022.

in thousands	Contingent Earn-out Liabilities
Balance at December 30, 2021	$10,231
Acquisition (1)	280
Fair value adjustments	1,389
Payments	(2,571)
Balance at June 30, 2022	$9,329
(1) During the twenty-six weeks ended June 30, 2022, the Company acquired two small commercial flooring sales distributors and their customer lists for total consideration of $1.3 million, including $1.1 million of cash and $0.3 million of contingent earn-out consideration. The acquisition was accounted for in accordance with ASC 805, Business Combinations. The fair values of the customer lists and contingent earn-out consideration related to this acquisition were immaterial.
The $1.4 million net increase in the fair value of contingent earn-out liabilities during the twenty-six weeks ended June 30, 2022 was recognized in general and administrative expense within the Condensed Consolidated Statements of Operations and Comprehensive Income. There were no outstanding contingent earn-out liabilities or related fair value adjustments to such earn-out liabilities during the twenty-six weeks ended July 1, 2021.
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
The Company’s outstanding interest rate cap contracts were valued primarily using level 2 inputs based on data readily observable in public markets. The Company's interest rate cap contracts were negotiated with counterparties without going through a public exchange. Accordingly, the Company's fair value assessments for these derivative contracts gave consideration to the risk of counterparty default (as well as the Company's own credit risk). As of June 30, 2022 and December 30, 2021, the total fair value of the Company's interest rate cap contracts was approximately $4.0 million and $0.5 million, respectively, which are presented as a component of accumulated other comprehensive income within stockholders’ equity on the Condensed Consolidated Balance Sheets net of tax of $1.1 million and less than $0.1 million, respectively.
9. Subsequent Event
On August 4, 2022, the Company entered into a second amendment to the ABL Facility which, among other things, (a) increased the Company’s revolving commitments to a total aggregate principal amount of $800 million, (b) allows for the Company, under certain circumstances, to increase the size of the facility by an additional amount of up to $200 million, and (c) extended the stated maturity date of the ABL Facility to August 4, 2027.

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
Overview
Founded in 2000, Floor & Decor is a high-growth, differentiated, multi-channel specialty retailer of hard surface flooring and related accessories with 174 warehouse-format stores and five small-format standalone design studios across 34 states as of June 30, 2022. We believe that we offer the industry’s broadest assortment of tile, wood, laminate, vinyl, and natural stone flooring along with decorative and installation accessories and adjacent categories at everyday low prices, positioning us as the one-stop destination for our customers’ entire hard surface flooring needs. We appeal to a variety of customers, including professional installers and commercial businesses (“Pro”), Do it Yourself customers (“DIY”), and customers who buy the products for professional installation (“Buy it Yourself” or “BIY”).
We operate on a 52- or 53-week fiscal year ending the Thursday on or preceding December 31. The following discussion contains references to the first twenty-six weeks of fiscal 2022 and fiscal 2021, which ended on June 30, 2022 and July 1, 2021, respectively.
During the twenty-six weeks ended June 30, 2022, we continued to make long-term key strategic investments, including:
•completing the relocation of our previous distribution center near Houston, Texas to a larger distribution center in the Houston area;
•supporting our stores and distribution centers during this continued period of heightened sales, with particular emphasis on increasing staffing levels and working collaboratively throughout our supply chain to improve our in-stock inventory levels;

•opening 15 new warehouse-format stores and three design studios and closing one warehouse-format store, ending the quarter with 174 warehouse-format stores and five design studios;
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
The following table summarizes key components of our results of operations for the periods indicated, in dollars and as a percentage of net sales (actuals in thousands; dollar changes in millions; certain numbers may not sum due to rounding):

	Thirteen Weeks Ended
	June 30, 2022		July 1, 2021
	Actual	% of Sales	Actual	% of Sales	$ Increase/(Decrease)	% Increase/(Decrease)
Net sales	$1,089,846	100.0%	$860,108	100.0%	$229.7	26.7%
Cost of sales	653,564	60.0	494,670	57.5	158.9	32.1
Gross profit	436,282	40.0	365,438	42.5	70.8	19.4
Operating expenses:
Selling and store operating	268,202	24.5	205,072	23.8	63.1	30.8
General and administrative	53,107	4.9	52,819	6.1	0.3	0.5
Pre-opening	8,563	0.8	8,990	1.0	(0.4)	(4.7)
Total operating expenses	329,872	30.2	266,881	30.9	63.0	23.6
Operating income	106,410	9.8	98,557	11.5	7.9	8.0
Interest expense, net	1,672	0.2	1,293	0.2	0.4	29.3
Income before income taxes	104,738	9.6	97,264	11.3	7.5	7.7
Provision for income taxes	22,906	2.1	14,348	1.7	8.6	59.6
Net income	$81,832	7.5%	$82,916	9.6%	$(1.1)	(1.3)%

	Twenty-six Weeks Ended
	June 30, 2022		July 1, 2021
	Actual	% of Sales	Actual	% of Sales	$ Increase/(Decrease)	% Increase/(Decrease)
Net sales	$2,118,580	100.0%	$1,642,645	100.0%	$475.9	29.0%
Cost of sales	1,274,240	60.1	940,274	57.2	334.0	35.5
Gross profit	844,340	39.9	702,371	42.8	142.0	20.2
Operating expenses:
Selling and store operating	517,702	24.4	395,018	24.0	122.7	31.1
General and administrative	107,752	5.1	96,860	5.9	10.9	11.2
Pre-opening	18,504	0.9	15,987	1.0	2.5	15.7
Total operating expenses	643,958	30.4	507,865	30.9	136.1	26.8
Operating income	200,382	9.5	194,506	11.8	5.9	3.0
Interest expense, net	2,834	0.2	2,681	0.2	0.2	5.7
Income before income taxes	197,548	9.3	191,825	11.7	5.7	3.0
Provision for income taxes	44,765	2.1	33,113	2.0	11.7	35.2
Net income	$152,783	7.2%	$158,712	9.7%	$(5.9)	(3.7)%

Selected Financial Information

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2022	July 1, 2021	June 30, 2022	July 1, 2021
Comparable store sales (% change)	9.2%	68.4%	11.7%	48.1%
Comparable average ticket (% change)	17.9%	3.9%	17.2%	2.9%
Comparable customer transactions (% change)	(7.3)%	62.1%	(4.7)%	43.9%
Number of warehouse-format stores	174	147	174	147
Adjusted EBITDA (in thousands) (1)	$150,297	$137,024	$286,074	$264,099
Adjusted EBITDA margin	13.8%	15.9%	13.5%	16.1%
(1)    EBITDA and Adjusted EBITDA are non-GAAP financial measures. See the “Non-GAAP Financial Measures” section below for additional information and a reconciliation of EBITDA and Adjusted EBITDA to net income.
Net Sales
Net sales during the thirteen weeks ended June 30, 2022 increased $229.7 million, or 26.7%, compared to the corresponding prior year period primarily due to an increase in comparable store sales of 9.2% and sales from the net 27 new warehouse stores and three new design studios that we opened since July 1, 2021. The comparable store sales increase during the period of 9.2%, or $86.9 million, was driven by a 17.9% increase in comparable average ticket, partially offset by a 7.3% decrease in comparable customer transactions. Among our seven product categories, five experienced comparable store sales increases during the period, including laminate / luxury vinyl plank, tile, decorative accessories / wall tile, installation materials and tools, and adjacent categories. Non-comparable store sales were $142.8 million during the same period driven by new stores opened after July 1, 2021 and revenue from our Spartan subsidiary, which was acquired in the second quarter of fiscal 2021.
Net sales during the twenty-six weeks ended June 30, 2022 increased $475.9 million, or 29.0%, compared the corresponding prior year period due to an increase in comparable store sales of 11.7% and sales from the net 27 new warehouse stores and three new design studios that we opened since July 1, 2021. The comparable store sales increase during the period of 11.7%, or $198.8 million, was driven by a 17.2% increase in comparable average ticket, partially offset by a 4.7% decrease in comparable customer transactions. Among our seven product categories, five experienced comparable store sales increases during the period, including laminate / luxury vinyl plank, tile, decorative accessories / wall tile, installation materials and tools, and adjacent categories. Non-comparable store sales were $277.1 million during the same period driven by new stores opened after July 1, 2021 and revenue from our Spartan subsidiary.
We believe the decrease in comparable customer transactions for the three and six months ended June 30, 2022 is partly driven by an unfavorable comparison to our strong fiscal 2021 results, macroeconomic demand slowing in fiscal 2022 as interest and mortgage rates increase and existing home sales have declined every month this year compared to the same month last year, and a shift in consumer spending toward travel and services. We have more than offset the decrease in comparable customer transactions with a higher average ticket due to focusing on driving higher sales through our ecommerce, pro, and design initiatives, which all carry a higher average ticket, as well as raising our retail prices due to higher supply chain and product costs. We also believe that our business model, with its focus on substantial amounts of trend-right, in-stock inventory, is also contributing to the sales increase.
Gross Profit and Gross Margin
Gross profit during the thirteen weeks ended June 30, 2022 increased $70.8 million, or 19.4%, compared to the corresponding prior year period. The increase in gross profit was driven by the 26.7% increase in net sales, partially offset by decline in gross margin to 40.0%, down approximately 250 basis points from 42.5% in the same period a year ago due to higher supply chain costs.
Gross profit during the twenty-six weeks ended June 30, 2022 increased $142.0 million, or 20.2%, compared to the corresponding prior year period. The increase in gross profit was driven by the 29.0% increase in net sales, partially offset by a decline in gross margin to 39.9%, down approximately 290 basis points from 42.8% in the same period a year ago due to higher supply chain costs.

Selling and Store Operating Expenses
Selling and store operating expenses during the thirteen weeks ended June 30, 2022 increased $63.1 million, or 30.8%, compared to the thirteen weeks ended July 1, 2021. The increase was primarily attributable to the new stores that opened since July 1, 2021 as well as additional staffing to satisfy sales growth. As a percentage of net sales, selling and store operating expenses increased approximately 70 basis points to 24.5% from 23.8% in the corresponding prior year period. The increase in selling and store operating expenses as a percentage of net sales during the thirteen weeks ended June 30, 2022 was primarily driven by increased staffing to support sales growth and, to a lesser extent, slightly higher depreciation, transaction processing, and advertising costs, partially offset by leverage of our rent costs on higher net sales. Comparable store selling and store operating expenses as a percentage of comparable store sales were flat with the prior year quarter.
Selling and store operating expenses during the twenty-six weeks ended June 30, 2022 increased $122.7 million, or 31.1%, compared to the twenty-six weeks ended July 1, 2021. The increase was primarily attributable to the new stores that opened since July 1, 2021. As a percentage of net sales, selling and store operating expenses increased approximately 40 basis points to 24.4% from 24.0% in the corresponding prior year period. The increase in selling and store operating expenses as a percentage of net sales during the twenty-six weeks ended June 30, 2022 was primarily driven by increased staffing to support sales growth and, to a lesser extent, slightly higher depreciation and transaction processing costs, partially offset by leverage of our rent costs on higher net sales. Comparable store selling and store operating expenses as a percentage of comparable store sales decreased by approximately 30 basis points. The decrease in selling and store operating expenses as a percentage of comparable store sales during the twenty-six weeks ended June 30, 2022 was primarily driven by leverage of our rent and advertising costs on higher net sales, partially offset by increased staffing to support sales growth, higher depreciation expense, and higher transaction processing costs.
General and Administrative Expenses
General and administrative expenses increased $0.3 million, or 0.5%, during the thirteen weeks ended June 30, 2022 compared to the corresponding prior year period due to costs to support store growth, including increased store support staff, higher depreciation related to technology and other store support center investments, and operating expenses related to our Spartan subsidiary. General and administrative expenses as a percentage of net sales decreased approximately 120 basis points to 4.9% from 6.1% in the prior year quarter.
General and administrative expenses increased $10.9 million, or 11.2%, during the twenty-six weeks ended June 30, 2022 compared to the corresponding prior year period due to costs to support store growth, including increased store support staff, higher depreciation related to technology and other store support center investments, and operating expenses related to our Spartan subsidiary. General and administrative expenses as a percentage of net sales decreased approximately 80 basis points to 5.1% from 5.9% in the corresponding prior year period.
The decreases in general and administrative expenses as a percentage of net sales during the thirteen and twenty-six weeks ended June 30, 2022 were primarily driven by lower accruals for employee incentive compensation and the absence of current period acquisition and integration expenses ($3.2 million of Spartan-related acquisition and integration expenses were incurred during the thirteen and twenty-six weeks ended July 1, 2021, respectively).
Pre-Opening Expenses
Pre-opening expenses decreased $0.4 million, or 4.7% during the thirteen weeks ended June 30, 2022 compared to the corresponding prior year period. The decrease in pre-opening expenses during the thirteen weeks ended June 30, 2022 was primarily driven by lower occupancy and other new store operating expenses compared to the same quarter a year ago.
Pre-opening expenses during the twenty-six weeks ended June 30, 2022 increased $2.5 million, or 15.7%, compared to the corresponding prior year period. The increase in pre-opening expenses during the twenty-six weeks ended June 30, 2022 was primarily the result of an increase in the number of stores that we either opened or were preparing for opening compared to the twenty-six weeks ended July 1, 2021.
Interest Expense
Net interest expense during the thirteen weeks ended June 30, 2022 increased $0.4 million, or 29.3%, compared to the thirteen weeks ended July 1, 2021. Net interest expense during the twenty-six weeks ended June 30, 2022 increased $0.2 million, or 5.7%, compared to the twenty-six weeks ended July 1, 2021. The increases in interest expense for the thirteen and twenty-six weeks ended June 30, 2022 were primarily due to interest rate increases on outstanding debt and an increase in Asset-based Loan Facility (“ABL”) borrowings, partially offset by increases in interest capitalized.

Income Taxes
The provision for income taxes was $22.9 million during the thirteen weeks ended June 30, 2022 compared to $14.3 million during the thirteen weeks ended July 1, 2021. The effective tax rate was 21.9% for the thirteen weeks ended June 30, 2022 compared to 14.8% in the prior year quarter.
The provision for income taxes was $44.8 million during the twenty-six weeks ended June 30, 2022 compared to $33.1 million during the twenty-six weeks ended July 1, 2021. The effective tax rate was 22.7% for the twenty-six weeks ended June 30, 2022 compared to 17.3% during the twenty-six weeks ended July 1, 2021.
The increases in the effective tax rates during the thirteen and twenty-six weeks ended June 30, 2022 were primarily due to year-over-year decreases in excess tax benefits related to stock option exercises and the vesting of restricted stock and restricted stock units.
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

The following table reconciles net income to EBITDA and Adjusted EBITDA for the periods presented:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
in thousands	June 30, 2022	July 1, 2021	June 30, 2022	July 1, 2021
Net income	$81,832	$82,916	$152,783	$158,712
Depreciation and amortization (a)	37,517	27,377	71,637	52,897
Interest expense, net	1,672	1,293	2,834	2,681
Income tax expense	22,906	14,348	44,765	33,113
EBITDA	143,927	125,934	272,019	247,403
Stock-based compensation expense (b)	4,889	5,319	10,869	10,053
Acquisition and integration expense (c)	—	3,166	—	3,166
Tariff refund adjustments (d)	—	1,728	—	1,728
COVID-19 costs (e)	—	408	—	624
Other (f)	1,481	469	3,186	1,125
Adjusted EBITDA	$150,297	$137,024	$286,074	$264,099
(a)Excludes amortization of deferred financing costs, which is included as part of interest expense, net in the table above.
(b)Non-cash charges related to stock-based compensation programs, which vary from period to period depending on the timing of awards and forfeitures.
(c)Represents third-party transaction, legal, and consulting costs directly related to the acquisition of Spartan that was completed in fiscal 2021.
(d)Represents a reduction in the non-interest portion of estimated tariff refund receivables during the thirteen and twenty-six weeks ended July 1, 2021. Interest income for tariff refunds is included within interest expense, net in the table above.
(e)Amounts are comprised of sanitation, personal protective equipment, and other costs directly related to efforts to mitigate the impact of the COVID-19 pandemic on our business.
(f)Other adjustments include amounts management does not consider indicative of our core operating performance. Amounts for the thirteen and twenty-six weeks ended June 30, 2022 primarily relate to expenses for our Houston distribution center relocation that was completed during the first half of fiscal 2022 and changes in the fair value of contingent earn-out liabilities. Amounts for the thirteen weeks ended July 1, 2021 primarily relate to relocation expenses for our Houston distribution center, and amounts for the twenty-six weeks ended July 1, 2021 primarily relate to relocation expenses for our Houston distribution center and legal fees associated with the February 2021 amendment to our senior secured term loan credit facility.
Liquidity and Capital Resources
Liquidity is provided primarily by our cash flows from operations and our $400.0 million ABL Facility. Unrestricted liquidity based on our June 30, 2022 financial data was $315.1 million, consisting of $6.2 million in cash and cash equivalents and $308.9 million immediately available for borrowing under the ABL Facility without violating any covenants thereunder. Our liquidity is not generally seasonal, and our uses of cash are primarily tied to when we open stores and make other capital expenditures.
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
The exact scope of our capital plans is evolving and will ultimately depend on a variety of factors, including the impact of the COVID-19 pandemic on our business. Total capital expenditures in fiscal 2022 are planned to be between approximately $480 million to $500 million and will be funded primarily by cash generated from operations and borrowings under the ABL Facility. Our capital needs may change in the future due to changes in our business, including in response to the COVID-19 pandemic, or new opportunities that we choose to pursue. We currently expect the following for capital expenditures in fiscal 2022 (projected amounts are based on the gross costs that we expect to accrue for these investments on the Condensed Consolidated Balance Sheets in fiscal 2022, which may include amounts incurred but not yet settled in cash during the period):
•invest approximately $374 million to $386 million to open 32 warehouse-format stores and four small-format design studios, relocate stores, and begin construction on stores opening in fiscal 2023;
•invest approximately $70 million to $74 million in existing store remodeling projects and our distribution centers; and
•invest approximately $36 million to $40 million in information technology infrastructure, e-commerce, and other store support center initiatives.
Cash Flow Analysis
A summary of our operating, investing, and financing activities is shown in the following table:

	Twenty-six Weeks Ended
in thousands	June 30, 2022	July 1, 2021
Net cash provided by operating activities	$7,853	$256,617
Net cash used in investing activities	(210,631)	(195,445)
Net cash provided by (used in) financing activities	69,511	(2,851)
Net (decrease) increase in cash and cash equivalents	$(133,267)	$58,321
Net Cash Provided by Operating Activities
Cash provided by operating activities consists primarily of (i) net income adjusted for non-cash items, including depreciation and amortization, deferred income taxes, and stock-based compensation and (ii) changes in working capital.
Net cash provided by operating activities was $7.9 million for the twenty-six weeks ended June 30, 2022 compared to $256.6 million for the twenty-six weeks ended July 1, 2021. The decrease in net cash provided by operating activities was primarily the result of a net increase in inventory and other working capital items to support our operations.

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
Net cash used in investing activities during the twenty-six weeks ended June 30, 2022 and July 1, 2021 was $210.6 million and $195.4 million, respectively. The increase in cash used in investing activities was primarily driven by a $82.2 million increase in capital expenditures, partially offset by a $62.2 million decrease in cash paid for acquisitions and $4.8 million in proceeds from the sale of a parcel of land that was completed during the second quarter of fiscal 2022. The year-over-year growth in capital expenditures was primarily driven by (i) an increase in new stores that opened or were under construction, as we generally incur significant capital expenditures for new stores a few to several months in advance of opening, (ii) payment of construction costs related to the Houston distribution center relocation, and (iii) an increase in existing store remodels.
Net Cash Provided by (Used in) Financing Activities
Financing activities consist primarily of borrowings and related repayments under our credit agreements, proceeds from the exercise of stock options and our employee share purchase program, and payments of contingent earn-out consideration related to the Spartan acquisition.
Net cash provided by financing activities was $69.5 million for the twenty-six weeks ended June 30, 2022 compared to net cash used in financing activities of $2.9 million for the twenty-six weeks ended July 1, 2021. The increase in cash provided by financing activities was primarily driven by ABL borrowings during the twenty-six weeks ended June 30, 2022.
Our Credit Facilities
As of June 30, 2022, total Term Loan Facility debt was $205.0 million and total borrowings under our ABL Facility was $68.6 million. For details regarding our Term Loan Facility and ABL Facility, including applicable covenants, please refer to Note 3, “Debt.”
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
Recent Developments
On August 4, 2022, we amended the ABL Facility to, among other things, increase the Company’s revolving commitments to a total aggregate principal amount of $800 million and extend the stated maturity date of the ABL Facility to August 4, 2027. Refer to Note 9, “Subsequent Event” for additional details.
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

Tariff Refunds
In November 2019, the U.S. Trade Representative (“USTR”) made a ruling to retroactively exclude certain flooring products imported from China from the Section 301 tariffs that were implemented at 10% beginning in September 2018 and increased to 25% in June 2019. The granted exclusions apply to certain “click” vinyl and engineered products that we have sold and continue to sell. As these exclusions were granted retroactively, we are entitled to a refund from U.S. Customs for the applicable Section 301 tariffs previously paid on these goods. Tariff refund claims are subject to the approval of U.S. Customs, and the Company currently expects to recover $21.9 million, including interest, related to these Section 301 tariff payments. Of the expected refunds, $15.6 million has been received as of June 30, 2022.
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
Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our Credit Facilities, which carry variable interest rates. As of June 30, 2022, our Term Loan Facility and ABL Facility, which have variable interest rates, had remaining principal balances of $205.0 million and $68.6 million, respectively. A 1.0% increase in the effective interest rate for these debt instruments would cause an increase in interest expense of approximately $2.7 million over the next twelve months, excluding the impact of interest rate cap agreements. To lessen our exposure to changes in interest rate risk, we entered into two $75.0 million interest rate cap agreements in May 2021. The contracts effectively capped our Term Loan Facility LIBOR at 1.75% beginning in May 2021 and are effective through April 2024. The U.S. Federal Reserve began raising interest rates in fiscal 2022 and has signaled an intent to raise interest rates further. As a result, we expect that these agreements could partially offset increases in interest expense on our variable rate debt if rates were to increase to a level above the specified 1.75% LIBOR cap.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in reports filed or submitted under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the chief executive officer and the chief financial officer, have reviewed the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2022 and, based on their evaluation, have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. The condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

FLOOR & DECOR HOLDINGS, INC.

Dated: August 4, 2022	By:	/s/ Thomas V. Taylor
Thomas V. Taylor
Chief Executive Officer
(Principal Executive Officer)

Dated: August 4, 2022	By:	/s/ Trevor S. Lang
Trevor S. Lang
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)