Form 10-Q
period 2022-09-29
Floor & Decor Holdings, Inc.
filed 2022-11-03
CIK 1507079

74

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2022
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2022
Class A common stock, $0.001 par value per share	106,117,628

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

in thousands, except for share and per share data	As of September 29, 2022	As of December 30, 2021
Assets
Current assets:
Cash and cash equivalents	$7,687	$139,444
Income taxes receivable	9,867	3,507
Receivables, net	102,580	81,463
Inventories, net	1,320,456	1,008,151
Prepaid expenses and other current assets	56,502	40,780
Total current assets	1,497,092	1,273,345
Fixed assets, net	1,164,119	929,083
Right-of-use assets	1,157,347	1,103,750
Intangible assets, net	150,851	151,935
Goodwill	255,473	255,473
Deferred income tax assets, net	8,024	9,832
Other assets	11,762	7,277
Total long-term assets	2,747,576	2,457,350
Total assets	$4,244,668	$3,730,695
Liabilities and stockholders’ equity
Current liabilities:
Current portion of term loans	$2,103	$2,103
Current portion of lease liabilities	107,258	104,602
Trade accounts payable	642,136	661,883
Accrued expenses and other current liabilities	294,022	248,935
Deferred revenue	15,907	14,492
Total current liabilities	1,061,426	1,032,015
Term loan	195,454	195,762
Revolving line of credit	176,400	—
Lease liabilities	1,177,413	1,120,990
Deferred income tax liabilities, net	42,584	40,958
Other liabilities	8,772	17,771
Total long-term liabilities	1,600,623	1,375,481
Total liabilities	2,662,049	2,407,496
Commitments and Contingencies (Note 5)
Stockholders’ equity
Capital stock:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at September 29, 2022 and December 30, 2021	—	—
Common stock Class A, $0.001 par value; 450,000,000 shares authorized; 106,117,337 shares issued and outstanding at September 29, 2022 and 105,760,650 issued and outstanding at December 30, 2021	106	106
Common stock Class B, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at September 29, 2022 and December 30, 2021	—	—
Common stock Class C, $0.001 par value; 30,000,000 shares authorized; 0 shares issued and outstanding at September 29, 2022 and December 30, 2021	—	—
Additional paid-in capital	476,905	450,332
Accumulated other comprehensive income, net	4,424	535
Retained earnings	1,101,184	872,226
Total stockholders’ equity	1,582,619	1,323,199
Total liabilities and stockholders’ equity	$4,244,668	$3,730,695
See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
in thousands, except for per share data	September 29, 2022	September 30, 2021	September 29, 2022	September 30, 2021
Net sales	$1,097,824	$876,553	$3,216,404	$2,519,198
Cost of sales	650,349	511,245	1,924,589	1,451,519
Gross profit	447,475	365,308	1,291,815	1,067,679
Operating expenses:
Selling and store operating	280,735	218,690	798,437	613,708
General and administrative	54,697	52,488	162,449	149,348
Pre-opening	10,386	10,733	28,890	26,720
Total operating expenses	345,818	281,911	989,776	789,776
Operating income	101,657	83,397	302,039	277,903
Interest expense, net	3,032	1,124	5,866	3,805
Income before income taxes	98,625	82,273	296,173	274,098
Provision for income taxes	22,450	7,628	67,215	40,741
Net income	$76,175	$74,645	$228,958	$233,357
Change in fair value of hedge instruments, net of tax	1,513	(36)	3,889	40
Total comprehensive income	$77,688	$74,609	$232,847	$233,397
Basic earnings per share	$0.72	$0.71	$2.17	$2.23
Diluted earnings per share	$0.71	$0.69	$2.13	$2.17
See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Class A
in thousands	Shares	Amount
Balance, December 31, 2021	105,761	$106	$450,332	$535	$872,226	$1,323,199
Stock-based compensation expense	—	—	5,980	—	—	5,980
Exercise of stock options	32	—	577	—	—	577
Issuance of common stock upon vesting of restricted stock units	47	—	—	—	—	—
Shares issued under employee stock purchase plan	21	—	1,963	—	—	1,963
Common stock redeemed for tax liability	(19)	—	(1,807)	—	—	(1,807)
Other comprehensive gain, net of tax	—	—	—	1,554	—	1,554
Net income	—	—	—	—	70,951	70,951
Balance, March 31, 2022	105,842	$106	$457,045	$2,089	$943,177	$1,402,417
Stock-based compensation expense	—	—	4,889	—	—	4,889
Exercise of stock options	209	—	4,599	—	—	4,599
Forfeiture of restricted stock awards	(59)	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	5	—	—	—	—	—
Common stock redeemed for tax liability	(4)	—	(273)	—	—	(273)
Other comprehensive gain, net of tax	—	—	—	822	—	822
Net income	—	—	—	—	81,832	81,832
Balance, June 30, 2022	105,993	$106	$466,260	$2,911	$1,025,009	$1,494,286
Stock-based compensation expense	—	—	6,360	—	—	6,360
Exercise of stock options	81	—	1,924	—	—	1,924
Issuance of common stock upon vesting of restricted stock units	2	—	—	—	—	—
Shares issued under employee stock purchase plan	41	—	2,416	—	—	2,416
Common stock redeemed for tax liability	—	—	(55)	—	—	(55)
Other comprehensive gain, net of tax	—	—	—	1,513	—	1,513
Net income	—	—	—	—	76,175	76,175
Balance, September 29, 2022	106,117	$106	$476,905	$4,424	$1,101,184	$1,582,619
See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
	Class A
in thousands	Shares	Amount
Balance, January 1, 2021	104,368	$104	$408,124	$164	$588,996	$997,388
Stock-based compensation expense	—	—	4,734	—	—	4,734
Exercise of stock options	195	1	2,382	—	—	2,383
Issuance of restricted stock awards	27	—	—	—	—	—
Forfeiture of restricted stock awards	(2)	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	25	—	—	—	—	—
Shares issued under employee stock purchase plan	26	—	1,302	—	—	1,302
Common stock redeemed for tax liability	(10)	—	(966)	—	—	(966)
Other comprehensive gain, net of tax	—	—	—	83	—	83
Net income	—	—	—	—	75,796	75,796
Balance, April 1, 2021	104,629	$105	$415,576	$247	$664,792	$1,080,720
Stock-based compensation expense	—	—	5,319	—	—	5,319
Exercise of stock options	409	—	3,943	—	—	3,943
Issuance of restricted stock awards	2	—	—	—	—	—
Forfeiture of restricted stock awards	(1)	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	2	—	—	—	—	—
Shares issued under employee stock purchase plan	21	—	1,761	—	—	1,761
Issuance of stock related to acquisition	50	—	5,000	—	—	5,000
Common stock redeemed for tax liability	(1)	—	(50)	—	—	(50)
Other comprehensive loss, net of tax	—	—	—	(7)	—	(7)
Net income	—	—	—	—	82,916	82,916
Balance, July 1, 2021	105,111	$105	$431,549	$240	$747,708	$1,179,602
Stock-based compensation expense	—	—	5,282	—	—	5,282
Exercise of stock options	468	1	5,428	—	—	5,429
Common stock redeemed for tax liability	—	—	(12)	—	—	(12)
Other comprehensive loss, net of tax	—	—	—	(36)	—	(36)
Net income	—	—	—	—	74,645	74,645
Balance, September 30, 2021	105,579	$106	$442,247	$204	$822,353	$1,264,910
See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Thirty-nine Weeks Ended
in thousands	September 29, 2022	September 30, 2021
Operating activities
Net income	$228,958	$233,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	112,691	84,496
Stock-based compensation expense	17,229	15,335
Deferred income taxes	1,747	5,599
Change in fair value of contingent earn-out liabilities	1,530	—
Loss on asset impairments and disposals, net	—	475
Interest cap derivative contracts	85	40
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(21,014)	(19,785)
Inventories, net	(312,288)	(174,649)
Trade accounts payable	(25,761)	202,386
Accrued expenses and other current liabilities	27,796	38,492
Income taxes	(6,360)	(10,838)
Deferred revenue	1,415	9,840
Other, net	(18,703)	(19,856)
Net cash provided by operating activities	7,325	364,892
Investing activities
Purchases of fixed assets	(322,825)	(277,688)
Acquisitions, net of cash acquired	(1,121)	(63,567)
Proceeds from sales of property	4,773	—
Net cash used in investing activities	(319,173)	(341,255)
Financing activities
Borrowings on revolving line of credit	663,200	13,466
Payments on revolving line of credit	(486,800)	(15,969)
Proceeds from term loans	—	65,000
Payments on term loans	(1,577)	(76,202)
Payments of contingent earn-out consideration	(2,571)	—
Proceeds from exercise of stock options	7,100	11,755
Proceeds from employee stock purchase plan	4,379	3,063
Debt issuance costs	(1,505)	(1,409)
Tax payments for stock-based compensation awards	(2,135)	(1,028)
Net cash provided by (used in) financing activities	180,091	(1,324)
Net (decrease) increase in cash and cash equivalents	(131,757)	22,313
Cash and cash equivalents, beginning of the period	139,444	307,772
Cash and cash equivalents, end of the period	$7,687	$330,085
Supplemental disclosures of cash flow information
Buildings and equipment acquired under operating leases	$148,665	$238,023
Cash paid for interest, net of capitalized interest	$3,437	$1,676
Cash paid for income taxes, net of refunds	$71,800	$45,996
Fixed assets accrued at the end of the period	$118,453	$94,839
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
As of September 29, 2022, the Company, through its wholly owned subsidiary, Floor and Decor Outlets of America, Inc. (“F&D” or“Outlets”), operates 178 warehouse-format stores, which average 78,000 square feet, and five small-format standalone design studios in 35 states, as well as four distribution centers and an e-commerce site, FloorandDecor.com.
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
Results of operations for the thirty-nine weeks ended September 29, 2022 and September 30, 2021 are not necessarily indicative of the results to be expected for the full years.
Impact of the COVID-19 Pandemic
The ongoing presence of COVID-19 and its potential impact on the Company’s business remains an evolving situation and is highly uncertain. While the Company’s operations during the first thirty-nine weeks of fiscal 2022 did not appear to be negatively impacted, the COVID-19 pandemic could have additional negative impacts in the future. The extent of the impact of the pandemic on the Company’s business and financial results will depend on future developments, including the duration of the pandemic, the success of vaccination programs, the spread of COVID-19, including its developing variants, within the markets in which the Company operates, as well as the countries from which the Company sources inventory, fixed assets, and other supplies, the effect of the pandemic on consumer confidence and spending, and actions taken by government entities in response to the pandemic, all of which are highly uncertain.
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
Supplier Finance Programs. In September 2022, the FASB issued ASU No. 2022-04, “Liabilities - Supplier Finance Programs (Subtopic 405-50).” The ASU requires that buyers in a supplier finance program disclose sufficient information for a user of the financial statements to understand the program's nature, activity, changes since prior period, and potential magnitude. The guidance in ASU 2022-04 is effective for interim and fiscal years beginning after December 15, 2022. Once adopted, it should be applied retrospectively to each period in which a balance sheet is presented, excluding the amendment on roll forward information, which should be presented prospectively. Early adoption of the standard is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures and has yet to elect an adoption date.
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
Contract liabilities within the Condensed Consolidated Balance Sheets as of September 29, 2022 and December 30, 2021 primarily consisted of deferred revenue as well as amounts in accrued expenses and other current liabilities related to the Pro Premier loyalty program and unredeemed gift cards. As of September 29, 2022, contract liabilities totaled $58.9 million and included $15.9 million of deferred revenue, $31.7 million of loyalty program liabilities, and $11.3 million of unredeemed gift cards. As of December 30, 2021, contract liabilities totaled $40.2 million and included $14.5 million of deferred revenue, $20.4 million of loyalty program liabilities, and $5.3 million of unredeemed gift cards. Of the contract liabilities outstanding as of December 30, 2021, approximately $15.8 million was recognized in revenue during the thirty-nine weeks ended September 29, 2022.

Disaggregated Revenue
The Company has one reportable segment. The following table presents the net sales of each major product category (in thousands):

	Thirteen Weeks Ended
	September 29, 2022		September 30, 2021
Product Category	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Laminate / luxury vinyl plank	$314,502	29%	$230,279	26%
Tile	246,336	22	201,674	23
Decorative accessories / wall tile	187,369	17	160,195	18
Installation materials and tools	183,495	17	138,794	16
Wood	69,691	6	64,798	7
Natural stone	52,670	5	48,267	6
Adjacent categories (1)	17,338	2	13,685	2
Other (2)	26,423	2	18,861	2
Total	$1,097,824	100%	$876,553	100%

	Thirty-nine Weeks Ended
	September 29, 2022		September 30, 2021
Product Category	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Laminate / luxury vinyl plank	$896,347	28%	$630,956	25%
Tile	725,242	22	599,489	24
Decorative accessories / wall tile	569,370	18	481,525	19
Installation materials and tools	529,659	16	410,764	16
Wood	213,126	7	193,087	8
Natural stone	161,374	5	149,501	6
Adjacent categories (1)	51,363	2	39,508	2
Other (2)	69,923	2	14,368	—
Total	$3,216,404	100%	$2,519,198	100%
(1) Adjacent categories primarily include bathroom and kitchen products and accessories.
(2) Other includes delivery, sample, and other product revenue and adjustments for deferred revenue, sales returns reserves, customer rewards under the Company’s Pro Premier Loyalty program, and other revenue related adjustments that are not allocated on a product-level basis.

3. Debt
The following table summarizes the Company’s long-term debt as of September 29, 2022 and December 30, 2021:

in thousands	Maturity Date	Interest Rate Per Annum at 9/29/2022 (1)		September 29, 2022	December 30, 2021
Credit Facilities:
Term Loan Facility	February 14, 2027	4.53%	Variable	$205,025	$206,602
Asset-based Loan Facility (“ABL”)	August 4, 2027	3.92%	Variable	176,400	—
Total secured debt at par value				381,425	206,602
Less: current maturities				2,103	2,103
Long-term debt maturities				379,322	204,499
Less: unamortized discount and debt issuance costs				7,468	8,737
Total long-term debt				$371,854	$195,762
(1) The applicable interest rate for the Term Loan Facility does not include the effect of interest rate cap agreements.
Market risk associated with the Company’s long-term debt relates to the potential change in fair value and negative impact to future earnings, respectively, from a change in interest rates. The aggregate fair value of debt is based primarily on the Company’s estimates of interest rates, maturities, credit risk, and underlying collateral.
The estimated fair values and classifications within the fair value hierarchy of the Term Loan Facility and ABL were as follows as of September 29, 2022 and December 30, 2021:

in thousands	Fair Value Hierarchy Classification	September 29, 2022	December 30, 2021
Term Loan Facility	Level 3	$199,899	$202,986
ABL Facility	Level 2	176,400	—
Total		$376,299	$202,986
The following table summarizes scheduled maturities of the Company’s debt as of September 29, 2022:

in thousands	Amount
Thirteen weeks ending December 29, 2022	$526
2023	2,103
2024	2,103
2025	2,103
2026	2,103
Thereafter	372,487
Total minimum debt payments	$381,425
Components of interest expense are as follows for the periods presented:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
in thousands	September 29, 2022	September 30, 2021	September 29, 2022	September 30, 2021
Total interest costs	$4,092	$1,906	$8,617	$5,737
Interest capitalized	1,060	782	2,751	1,932
Interest expense, net	$3,032	$1,124	$5,866	$3,805

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
As of September 29, 2022, the Company’s ABL Facility had a maximum availability of $800.0 million with actual available borrowings limited to the sum, at the time of calculation, of (a) eligible credit card receivables multiplied by the credit card advance rate, plus (b) the cost of eligible inventory, net of inventory reserves, multiplied by the applicable appraisal percentage, plus (c) 85% of eligible net trade receivables, plus (d) all eligible cash on hand, plus (e) 100% of the amount for which the eligible letter of credit must be honored after giving effect to any draws, minus certain Availability Reserves (each component as defined in the ABL Facility). The ABL Facility is available for issuance of letters of credit and contains a sublimit of $50.0 million for standby letters of credit and commercial letters of credit combined. Available borrowings under the facility are reduced by the face amount of outstanding letters of credit.
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
Net availability under the ABL Facility, as reduced by outstanding borrowings of $176.4 million and letters of credit of $29.5 million, was $594.1 million based on financial data as of September 29, 2022.
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
4. Income Taxes
Effective tax rates for the thirteen and thirty-nine weeks ended September 29, 2022 and September 30, 2021 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within each period. The Company’s effective income tax rate was 22.8% and 9.3% for the thirteen weeks ended September 29, 2022 and September 30, 2021, respectively, and 22.7% and 14.9% for the thirty-nine weeks ended September 29, 2022 and September 30, 2021, respectively. For the thirteen and thirty-nine weeks ended September 29, 2022, the effective income tax rate was higher than the statutory federal income tax rate of 21.0% primarily due to state income taxes and other permanent differences including meals and entertainment expenses that were partially offset by tax deductions in excess of book expense related to stock option exercises. For the thirteen and thirty-nine weeks ended September 30, 2021, the effective income tax rate was lower than the statutory federal income tax rate of 21.0% primarily due to the recognition of income tax benefits from tax deductions in excess of book expense related to stock option exercises and other discrete items.

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other things, implements a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. Based on our current analysis of the provisions, we do not believe this legislation will have a material impact on our consolidated financial statements.
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
When readily determinable, the rate implicit in the lease is used to discount lease payments to present value; however, substantially all of the Company’s leases do not provide a readily determinable implicit rate. If the rate implicit in the lease is not readily determinable, the Company uses a third party to assist in the determination of a secured incremental borrowing rate, determined on a collateralized basis, to discount lease payments based on information available at lease commencement. The secured incremental borrowing rate is estimated based on yields obtained from Bloomberg for U.S. consumers with a BB- credit rating and is adjusted for collateralization as well as inflation. As of September 29, 2022 and September 30, 2021, the Company’s weighted average discount rate was 5.3% and 5.2%, respectively. As of both September 29, 2022 and September 30, 2021, the Company’s weighted average remaining lease term was approximately 11 years.
Lease Costs
The table below presents components of lease expense for operating leases.

		Thirteen Weeks Ended		Thirty-nine Weeks Ended
in thousands	Classification	September 29, 2022	September 30, 2021	September 29, 2022	September 30, 2021
Fixed operating lease cost:	Selling and store operating	$33,991	$31,940	$103,035	$91,528
	Cost of sales	6,354	5,668	19,178	16,984
	Pre-opening	2,558	3,272	7,542	7,927
	General and administrative	1,136	1,029	3,407	3,088
Total fixed operating lease cost		$44,039	$41,909	$133,162	$119,527

Variable lease cost (1):	Selling and store operating	$13,524	$10,605	$38,450	$30,356
	Cost of sales	1,231	1,101	3,886	3,693
	Pre-opening	114	13	354	83
	General and administrative	194	78	598	(10)
Total variable lease cost		$15,063	$11,797	$43,288	$34,122

Sublease income	Cost of sales	(681)	(597)	(2,041)	(1,791)
Total operating lease cost (2)		$58,421	$53,109	$174,409	$151,858
(1) Includes variable costs for common area maintenance, property taxes, and insurance on leased real estate.
(2) Excludes short-term lease costs, which were immaterial for the thirty-nine weeks ended September 29, 2022 and September 30, 2021.

Undiscounted Cash Flows
Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of September 29, 2022 were as follows:

in thousands	Amount
Thirteen weeks ending December 29, 2022	$32,202
2023	183,545
2024	180,086
2025	167,940
2026	157,889
Thereafter	1,039,871
Total minimum lease payments (1) (2)	1,761,533
Less: amount of lease payments representing interest	476,862
Present value of future minimum lease payments	1,284,671
Less: current obligations under leases	107,258
Long-term lease obligations	$1,177,413
(1) Future lease payments exclude approximately $237.4 million of legally binding minimum lease payments for operating leases signed but not yet commenced.
(2) Operating lease payments include $146.8 million related to options to extend lease terms that are reasonably certain of being exercised.
For the thirty-nine weeks ended September 29, 2022 and September 30, 2021, cash paid for operating leases was $131.3 million and $115.7 million, respectively.
Litigation
On November 15, 2021, the Company was added as a defendant in a wrongful death lawsuit, Nguyen v. Inspections Now, Inc., No. 21-DCV-287142, pending in the 434th Judicial District Court of Fort Bend County, Texas. Inspections Now, Inc. and Jason Post Homes, LLC were also named as defendants in the case. On March 28, 2022, Plaintiff voluntarily dismissed her claims against Jason Post Homes without prejudice. Plaintiff’s petition alleges that unspecified “wood paneling” allegedly purchased from the Company was installed in the vicinity of plaintiff’s fireplace and caught fire while the fireplace was lit. The fire consumed plaintiff’s home and resulted in injuries to plaintiff and the death of plaintiff’s three children and mother. Plaintiff alleges product defect and failure to warn claims against the Company and negligent inspection claims against Inspections Now. Plaintiff’s petition seeks damages in excess of $1.0 million for property damage, personal injury, and wrongful death. The petition also seeks exemplary damages. On August 8, 2022, Plaintiff’s ex-husband filed a petition in intervention, intervening as a plaintiff in the lawsuit. Intervenor alleges the same claims and seeks damages in excess of $10.0 million for property damage, personal injury, wrongful death, and exemplary damages. The Company has responded to Plaintiff’s and Intervenor’s petitions, denying the allegations, and the case is in the early stages of discovery.
On June 18, 2020, an alleged stockholder filed a putative derivative complaint, Lincolnshire Police Pension Fund v. Taylor, et al., No. 2020-0487-JTL, in the Delaware Court of Chancery, purportedly on behalf of the Company against certain of the Company’s officers, directors, and stockholders. An amended complaint was filed on September 14, 2022. The complaint alleges breaches of fiduciary duties and unjust enrichment. The factual allegations underlying these claims are similar to the factual allegations made in the previously dismissed In re Floor & Decor Holdings, Inc. Securities Litigation. The complaint seeks unspecified damages and restitution for the Company from the individual defendants and the payment of costs and attorneys’ fees. On October 31, 2022, the Company, along with the other defendants, filed a motion to dismiss the operative complaint.
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
The table below presents components of stock-based compensation expense within the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income:

	Thirty-nine Weeks Ended
in thousands	September 29, 2022	September 30, 2021
General and administrative	$16,911	$15,335
Selling and store operating	318	—
Total stock-based compensation expense	$17,229	$15,335
Stock Options
The table below summarizes stock option activity for the thirty-nine weeks ended September 29, 2022.

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2021	2,503,654	$26.81
Exercised	(321,756)	22.07
Forfeited or expired	(45,215)	51.72
Outstanding at September 29, 2022	2,136,683	$27.00
Vested and exercisable at September 29, 2022	1,761,333	$22.04
Restricted Stock Units
During the thirty-nine weeks ended September 29, 2022, the Company granted service-based restricted stock units (“RSUs”) to certain employees, executive officers, and non-employee directors and performance-based restricted stock units (“PSUs”) to certain executive officers that represent an unfunded, unsecured right to receive a share of the Company’s Class A common stock upon vesting. The RSUs granted during the period have an aggregate grant-date fair value of $23.1 million and vest in three ratable annual installments on each of the first three anniversaries of the grant date, subject to the grantee’s continued service through the applicable vesting date. The PSUs granted during the period have an aggregate grant-date fair value of $3.5 million and cliff vest after a three-year period based on the achievement of specific targets for adjusted EBIT (earnings before interest and taxes) growth and return on invested capital, subject to the grantee’s continued service through the applicable vesting date. Based on the extent to which the performance goals are achieved, vested shares may range from 0% to 200% of the target award amount, and the Company assesses the probability of achieving these performance goals on a quarterly basis. The fair values of the service-based and performance-based restricted stock units were determined based on the closing price of the Company’s Class A common stock on the date of grant.

The following table summarizes restricted stock unit activity during the thirty-nine weeks ended September 29, 2022:

	Restricted Stock Units
	Service-based	Performance-based	Total Restricted Stock Units
Unvested at December 31, 2021	214,778	—	214,778
Granted	255,578	36,566	292,144
Vested	(54,153)	—	(54,153)
Forfeited	(21,495)	—	(21,495)
Unvested at September 29, 2022	394,708	36,566	431,274
Restricted Stock Awards
The following table summarizes restricted stock award activity during the thirty-nine weeks ended September 29, 2022:

	Restricted Stock Awards
	Service-based	Performance-based	Total Stock Return (TSR)	Total Restricted Stock Awards
Unvested at December 31, 2021	144,725	160,315	104,456	409,496
Vested	(24,656)	—	—	(24,656)
Forfeited	(16,195)	(25,997)	(16,939)	(59,131)
Unvested at September 29, 2022	103,874	134,318	87,517	325,709
7. Earnings Per Share
Net Income per Common Share
The Company calculates basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effect of share-based awards.
The following table shows the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
in thousands, except per share data	September 29, 2022	September 30, 2021	September 29, 2022	September 30, 2021
Net income	$76,175	$74,645	$228,958	$233,357
Basic weighted average shares outstanding	105,754	104,899	105,565	104,506
Dilutive effect of share-based awards	1,716	2,587	1,879	2,795
Diluted weighted average shares outstanding	107,470	107,486	107,444	107,301
Basic earnings per share	$0.72	$0.71	$2.17	$2.23
Diluted earnings per share	$0.71	$0.69	$2.13	$2.17
The following potentially dilutive securities were excluded from the computation of diluted earnings per share as a result of their anti-dilutive effect:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
in thousands	September 29, 2022	September 30, 2021	September 29, 2022	September 30, 2021
Stock options	71	66	70	66
Restricted stock	12	—	—	—
Restricted stock units	301	—	229	—

8. Fair Value Measurements
As of September 29, 2022 and December 30, 2021, the Company had certain financial assets and liabilities on its Condensed Consolidated Balance Sheets that were required to be measured at fair value on a recurring or non-recurring basis. The estimated fair values of financial assets and liabilities such as cash and cash equivalents, receivables, prepaid expenses and other current assets, other assets, accounts payable, and accrued expenses and other current liabilities approximate their respective carrying values as reported within the Condensed Consolidated Balance Sheets. See Note 3, “Debt” for discussion of the fair value of the Company’s debt.
Contingent Earn-out Liabilities
As of September 29, 2022, contingent earn-out liabilities, primarily related to the Spartan Surfaces, Inc. acquisition that was completed during the second quarter of fiscal 2021, had an estimated fair value of $9.5 million (classified as level 3 within the fair value hierarchy), of which $4.3 million is included in other liabilities and $5.2 million is included in accrued expenses and other current liabilities within the Condensed Consolidated Balance Sheets. The table below summarizes changes in contingent earn-out liabilities during the thirty-nine weeks ended September 29, 2022.

in thousands	Contingent Earn-out Liabilities
Balance at December 30, 2021	$10,231
Acquisition (1)	280
Fair value adjustments	1,530
Payments	(2,571)
Balance at September 29, 2022	$9,470
(1) During the thirty-nine weeks ended September 29, 2022, the Company acquired two small commercial flooring sales distributors and their customer lists for total consideration of $1.3 million, including $1.1 million of cash and $0.3 million of contingent earn-out consideration. The acquisitions were accounted for in accordance with ASC 805, Business Combinations. The fair values of the customer lists and contingent earn-out consideration related to these acquisitions were immaterial.
The $1.5 million net increase in the fair value of contingent earn-out liabilities during the thirty-nine weeks ended September 29, 2022 was recognized in general and administrative expense within the Condensed Consolidated Statements of Operations and Comprehensive Income.
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
The Company’s outstanding interest rate cap contracts were valued primarily using level 2 inputs based on data readily observable in public markets. The Company's interest rate cap contracts were negotiated with counterparties without going through a public exchange. Accordingly, the Company's fair value assessments for these derivative contracts gave consideration to the risk of counterparty default (as well as the Company's own credit risk). As of September 29, 2022 and December 30, 2021, the total fair value of the Company's interest rate cap contracts was approximately $5.8 million and $0.5 million, respectively, which are presented as a component of accumulated other comprehensive income within stockholders’ equity on the Condensed Consolidated Balance Sheets net of tax of $1.4 million and less than $0.1 million, respectively.

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
Overview
Founded in 2000, Floor & Decor is a high-growth, differentiated, multi-channel specialty retailer of hard surface flooring and related accessories with 178 warehouse-format stores and five small-format standalone design studios across 35 states as of September 29, 2022. We believe that we offer the industry’s broadest assortment of tile, wood, laminate, vinyl, and natural stone flooring along with decorative and installation accessories and adjacent categories at everyday low prices, positioning us as the one-stop destination for our customers’ entire hard surface flooring needs. We appeal to a variety of customers, including professional installers and commercial businesses (“Pro”), Do it Yourself customers (“DIY”), and customers who buy the products for professional installation (“Buy it Yourself” or “BIY”).
We operate on a 52- or 53-week fiscal year ending the Thursday on or preceding December 31. The following discussion contains references to the first thirty-nine weeks of fiscal 2022 and fiscal 2021, which ended on September 29, 2022 and September 30, 2021, respectively.
During the thirty-nine weeks ended September 29, 2022, we continued to make long-term key strategic investments, including:
•completing the relocation of our previous distribution center near Houston, Texas to a larger distribution center in the Houston area;
•opening 19 new warehouse-format stores and three design studios and closing one warehouse-format store, ending the quarter with 178 warehouse-format stores and five design studios;

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
We have also assessed and continue to implement supply chain continuity plans. While sales have remained strong as we continue to maintain a broad assortment of in-stock inventory, labor shortages and supply chain congestion and disruptions continue to cause logistical challenges for us and the entire hard surface flooring industry. In addition, we have seen significant cost increases, primarily in our supply chain, due to the global supply chain congestion and disruptions which we believe we can at least partially pass along to customers. In particular, there continues to be significant congestion at ports of entry to the United States, primarily at the ports of Los Angeles, Houston, and Savannah, which is increasing the time and cost to ship goods to our distribution centers and stores and has resulted in a decrease in our in-stock levels for certain products. We remain focused on providing exceptional value to our customers through our broad assortment and “everyday low price” strategy. We believe that our strong relationships with our suppliers and transportation partners have been instrumental in helping us to navigate this difficult supply chain environment; however, the potential significance and duration of these supply chain disruptions is uncertain, and future capacity shortages or cost increases could have an adverse impact upon our business.
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
The following table summarizes key components of our results of operations for the periods indicated, in dollars and as a percentage of net sales (actuals in thousands; dollar changes in millions; certain numbers may not sum due to rounding):

	Thirteen Weeks Ended
	September 29, 2022		September 30, 2021
	Actual	% of Sales	Actual	% of Sales	$ Increase/(Decrease)	% Increase/(Decrease)
Net sales	$1,097,824	100.0%	$876,553	100.0%	$221.3	25.2%
Cost of sales	650,349	59.2	511,245	58.3	139.1	27.2
Gross profit	447,475	40.8	365,308	41.7	82.2	22.5
Operating expenses:
Selling and store operating	280,735	25.6	218,690	24.9	62.0	28.4
General and administrative	54,697	5.0	52,488	6.0	2.2	4.2
Pre-opening	10,386	0.9	10,733	1.2	(0.3)	(3.2)
Total operating expenses	345,818	31.5	281,911	32.2	63.9	22.7
Operating income	101,657	9.3	83,397	9.5	18.3	21.9
Interest expense, net	3,032	0.3	1,124	0.1	1.9	169.8
Income before income taxes	98,625	9.0	82,273	9.4	16.4	19.9
Provision for income taxes	22,450	2.0	7,628	0.9	14.8	194.3
Net income	$76,175	6.9%	$74,645	8.5%	$1.5	2.0%

	Thirty-nine Weeks Ended
	September 29, 2022		September 30, 2021
	Actual	% of Sales	Actual	% of Sales	$ Increase/(Decrease)	% Increase/(Decrease)
Net sales	$3,216,404	100.0%	$2,519,198	100.0%	$697.2	27.7%
Cost of sales	1,924,589	59.8	1,451,519	57.6	473.1	32.6
Gross profit	1,291,815	40.2	1,067,679	42.4	224.1	21.0
Operating expenses:
Selling and store operating	798,437	24.8	613,708	24.4	184.7	30.1
General and administrative	162,449	5.1	149,348	5.9	13.1	8.8
Pre-opening	28,890	0.9	26,720	1.1	2.2	8.1
Total operating expenses	989,776	30.8	789,776	31.4	200.0	25.3
Operating income	302,039	9.4	277,903	11.0	24.1	8.7
Interest expense, net	5,866	0.2	3,805	0.2	2.1	54.2
Income before income taxes	296,173	9.2	274,098	10.9	22.1	8.1
Provision for income taxes	67,215	2.1	40,741	1.6	26.5	65.0
Net income	$228,958	7.1%	$233,357	9.3%	$(4.4)	(1.9)%

Selected Financial Information

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2022	September 30, 2021	September 29, 2022	September 30, 2021
Comparable store sales (% change)	11.6%	10.9%	11.6%	33.1%
Comparable average ticket (% change)	19.5%	8.3%	18.0%	4.7%
Comparable customer transactions (% change)	(6.7)%	2.4%	(5.4)%	27.1%
Number of warehouse-format stores	178	153	178	153
Adjusted EBITDA (in thousands) (1)	$147,909	$120,242	$433,983	$384,341
Adjusted EBITDA margin	13.5%	13.7%	13.5%	15.3%
(1)    EBITDA and Adjusted EBITDA are non-GAAP financial measures. See the “Non-GAAP Financial Measures” section below for additional information and a reconciliation of EBITDA and Adjusted EBITDA to net income.
Net Sales
Net sales during the thirteen weeks ended September 29, 2022 increased $221.3 million, or 25.2%, compared to the corresponding prior year period primarily due to an increase in comparable store sales of 11.6% and sales from the net 25 new warehouse-format stores and three new design studios that we opened since September 30, 2021. The comparable store sales increase during the period of 11.6%, or $97.6 million, was driven by a 19.5% increase in comparable average ticket, partially offset by a 6.7% decrease in comparable customer transactions. Among our seven product categories, five experienced comparable store sales increases during the period, including laminate / luxury vinyl plank, tile, decorative accessories / wall tile, installation materials and tools, and adjacent categories. Non-comparable store sales were $123.7 million during the same period driven by new stores opened after September 30, 2021 and revenue from our Spartan subsidiary, which was acquired in the second quarter of fiscal 2021.
Net sales during the thirty-nine weeks ended September 29, 2022 increased $697.2 million, or 27.7%, compared the corresponding prior year period due to an increase in comparable store sales of 11.6% and sales from the net 25 new warehouse-format stores and three new design studios that we opened since September 30, 2021. The comparable store sales increase during the period of 11.6%, or $296.4 million, was driven by an 18.0% increase in comparable average ticket, partially offset by a 5.4% decrease in comparable customer transactions. Among our seven product categories, five experienced comparable store sales increases during the period, including laminate / luxury vinyl plank, tile, decorative accessories / wall tile, installation materials and tools, and adjacent categories. Non-comparable store sales were $400.8 million during the same period driven by new stores opened after September 30, 2021 and revenue from our Spartan subsidiary.
We believe the decrease in comparable customer transactions for the three and nine months ended September 29, 2022 is partly driven by an unfavorable comparison to our strong fiscal 2021 results, macroeconomic demand slowing in fiscal 2022 as interest and mortgage rates increase and existing home sales have declined every month this year compared to the same month last year, and a shift in consumer spending toward travel and services. We have more than offset the decrease in comparable customer transactions with a higher average ticket due to focusing on driving higher sales through our ecommerce, pro, and design initiatives, which all carry a higher average ticket, as well as raising our retail prices due to higher supply chain and product costs. We also believe that our business model, with its focus on substantial amounts of trend-right, in-stock inventory, is also contributing to the sales increase.
Gross Profit and Gross Margin
Gross profit during the thirteen weeks ended September 29, 2022 increased $82.2 million, or 22.5%, compared to the corresponding prior year period. The increase in gross profit was driven by the 25.2% increase in net sales, partially offset by a decline in gross margin to 40.8%, down approximately 90 basis points from 41.7% in the same period a year ago due to higher supply chain costs.
Gross profit during the thirty-nine weeks ended September 29, 2022 increased $224.1 million, or 21.0%, compared to the corresponding prior year period. The increase in gross profit was driven by the 27.7% increase in net sales, partially offset by a decline in gross margin to 40.2%, down approximately 220 basis points from 42.4% in the same period a year ago due to higher supply chain costs.

Selling and Store Operating Expenses
Selling and store operating expenses during the thirteen weeks ended September 29, 2022 increased $62.0 million, or 28.4%, compared to the thirteen weeks ended September 30, 2021. The increase was primarily attributable to the new stores that opened since September 30, 2021 as well as additional staffing to satisfy sales growth. As a percentage of net sales, selling and store operating expenses increased approximately 70 basis points to 25.6% from 24.9% in the corresponding prior year period due to new stores. The increase in selling and store operating expenses as a percentage of net sales during the thirteen weeks ended September 29, 2022 was primarily driven by higher transaction processing fees, depreciation expense, and wage rates, partially offset by leverage of our rent costs on higher net sales. Comparable store selling and store operating expenses as a percentage of comparable store sales decreased by approximately 10 basis points compared with the prior year quarter primarily driven by leverage of our rent costs on higher net sales, partially offset by higher transaction processing, advertising, and depreciation expenses.
Selling and store operating expenses during the thirty-nine weeks ended September 29, 2022 increased $184.7 million, or 30.1%, compared to the thirty-nine weeks ended September 30, 2021. The increase was primarily attributable to the new stores that opened since September 30, 2021. As a percentage of net sales, selling and store operating expenses increased approximately 40 basis points to 24.8% from 24.4% in the corresponding prior year period due to new stores. The increase in selling and store operating expenses as a percentage of net sales during the thirty-nine weeks ended September 29, 2022 was primarily driven by increased staffing and wages to support sales growth, higher depreciation expense, and higher transaction processing fees, partially offset by leverage of our rent costs on higher net sales. Comparable store selling and store operating expenses as a percentage of comparable store sales decreased by approximately 30 basis points compared to the prior year period primarily driven by leverage of our rent costs on higher net sales, partially offset by increased staffing and wages to support sales growth, higher transaction processing fees, and higher depreciation expense.
General and Administrative Expenses
General and administrative expenses increased $2.2 million, or 4.2%, during the thirteen weeks ended September 29, 2022 compared to the corresponding prior year period due to costs to support store growth, including increased store support staff, higher depreciation related to technology and other store support center investments, and operating expenses related to our Spartan subsidiary. General and administrative expenses as a percentage of net sales decreased approximately 100 basis points to 5.0% from 6.0% in the prior year quarter.
General and administrative expenses increased $13.1 million, or 8.8%, during the thirty-nine weeks ended September 29, 2022 compared to the corresponding prior year period due to costs to support store growth, including increased store support staff, higher depreciation related to technology and other store support center investments, and operating expenses related to our Spartan subsidiary. General and administrative expenses as a percentage of net sales decreased approximately 80 basis points to 5.1% from 5.9% in the corresponding prior year period.
The decreases in general and administrative expenses as a percentage of net sales during the thirteen and thirty-nine weeks ended September 29, 2022 were primarily driven by lower accruals for employee incentive compensation and sales growing faster than increases in store support staffing, occupancy, and other general operating costs.
Pre-Opening Expenses
Pre-opening expenses decreased $0.3 million, or 3.2% during the thirteen weeks ended September 29, 2022 compared to the corresponding prior year period. The decrease in pre-opening expenses during the thirteen weeks ended September 29, 2022 was primarily driven by the timing of new store openings compared to the same quarter a year ago.
Pre-opening expenses during the thirty-nine weeks ended September 29, 2022 increased $2.2 million, or 8.1%, compared to the corresponding prior year period. The increase in pre-opening expenses during the thirty-nine weeks ended September 29, 2022 was primarily the result of an increase in the number of stores that we either opened or were preparing for opening compared to the thirty-nine weeks ended September 30, 2021.
Interest Expense
Net interest expense during the thirteen weeks ended September 29, 2022 increased $1.9 million, or 169.8%, compared to the thirteen weeks ended September 30, 2021. Net interest expense during the thirty-nine weeks ended September 29, 2022 increased $2.1 million, or 54.2%, compared to the thirty-nine weeks ended September 30, 2021. The increases in interest expense for the thirteen and thirty-nine weeks ended September 29, 2022 were primarily due to an increase in Asset-based Loan Facility (“ABL”) borrowings and interest rate increases on outstanding debt, partially offset by increases in interest capitalized and interest income from our interest cap derivative contracts.

Income Taxes
The provision for income taxes was $22.5 million during the thirteen weeks ended September 29, 2022 compared to $7.6 million during the thirteen weeks ended September 30, 2021. The effective tax rate was 22.8% for the thirteen weeks ended September 29, 2022 compared to 9.3% in the prior year quarter.
The provision for income taxes was $67.2 million during the thirty-nine weeks ended September 29, 2022 compared to $40.7 million during the thirty-nine weeks ended September 30, 2021. The effective tax rate was 22.7% for the thirty-nine weeks ended September 29, 2022 compared to 14.9% during the thirty-nine weeks ended September 30, 2021.
The increases in the effective tax rates during the thirteen and thirty-nine weeks ended September 29, 2022 were primarily due to year-over-year decreases in excess tax benefits related to stock option exercises and the vesting of restricted stock and restricted stock units.
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

The following table reconciles net income to EBITDA and Adjusted EBITDA for the periods presented:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
in thousands	September 29, 2022	September 30, 2021	September 29, 2022	September 30, 2021
Net income	$76,175	$74,645	$228,958	$233,357
Depreciation and amortization (a)	39,600	30,348	111,237	83,245
Interest expense, net	3,032	1,124	5,866	3,805
Income tax expense	22,450	7,628	67,215	40,741
EBITDA	141,257	113,745	413,276	361,148
Stock-based compensation expense (b)	6,360	5,282	17,229	15,335
Acquisition and integration expense (c)	—	120	—	3,286
Tariff refund adjustments (d)	—	—	—	1,728
COVID-19 costs (e)	—	286	—	910
Other (f)	292	809	3,478	1,934
Adjusted EBITDA	$147,909	$120,242	$433,983	$384,341
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
(d)Represents a reduction in the non-interest portion of estimated tariff refund receivables during the thirty-nine weeks ended September 30, 2021. Interest income for tariff refunds is included within interest expense, net in the table above.
(e)Amounts are comprised of sanitation, personal protective equipment, and other costs directly related to efforts to mitigate the impact of the COVID-19 pandemic on our business.
(f)Other adjustments include amounts management does not consider indicative of our core operating performance. Amounts for the thirteen and thirty-nine weeks ended September 29, 2022 primarily relate to expenses for our Houston distribution center relocation that was completed during the first half of fiscal 2022 and changes in the fair value of contingent earn-out liabilities. Amounts for the thirteen and thirty-nine weeks ended September 30, 2021 primarily relate to relocation expenses for our Houston distribution center and changes in the fair value of the contingent earn-out liability associated with the Spartan acquisition.
Liquidity and Capital Resources
Liquidity is provided primarily by our cash flows from operations and our $800.0 million ABL Facility. Unrestricted liquidity based on our September 29, 2022 financial data was $601.8 million, consisting of $7.7 million in cash and cash equivalents and $594.1 million immediately available for borrowing under the ABL Facility without violating any covenants thereunder. Our liquidity is not generally seasonal, and our uses of cash are primarily tied to when we open stores and make other capital expenditures.
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
The exact scope of our capital plans is evolving and will ultimately depend on a variety of factors, including the impact of the COVID-19 pandemic on our business. Total capital expenditures in fiscal 2022 are planned to be between approximately $445 million to $465 million and will be funded primarily by cash generated from operations and borrowings under the ABL Facility. Our capital needs may change in the future due to changes in our business, including in response to the COVID-19 pandemic, or new opportunities that we choose to pursue. We currently expect the following for capital expenditures in fiscal 2022 (projected amounts are based on the gross costs that we expect to accrue for these investments on the Condensed Consolidated Balance Sheets in fiscal 2022, which may include amounts incurred but not yet settled in cash during the period):
•invest approximately $338 million to $350 million to open 32 warehouse-format stores and four small-format design studios, relocate stores, and begin construction on stores opening in fiscal 2023;
•invest approximately $75 million to $80 million in existing store remodeling projects and our distribution centers; and
•invest approximately $32 million to $35 million in information technology infrastructure, e-commerce, and other store support center initiatives.
Cash Flow Analysis
A summary of our operating, investing, and financing activities is shown in the following table:

	Thirty-nine Weeks Ended
in thousands	September 29, 2022	September 30, 2021
Net cash provided by operating activities	$7,325	$364,892
Net cash used in investing activities	(319,173)	(341,255)
Net cash provided by (used in) financing activities	180,091	(1,324)
Net (decrease) increase in cash and cash equivalents	$(131,757)	$22,313
Net Cash Provided by Operating Activities
Cash provided by operating activities consists primarily of (i) net income adjusted for non-cash items, including depreciation and amortization, deferred income taxes, and stock-based compensation and (ii) changes in working capital.
Net cash provided by operating activities was $7.3 million for the thirty-nine weeks ended September 29, 2022 compared to $364.9 million for the thirty-nine weeks ended September 30, 2021. The decrease in net cash provided by operating activities was primarily the result of a net increase in inventory and other working capital items to support our operations.

Net Cash Used in Investing Activities
Investing activities typically consist primarily of capital expenditures for new store openings, existing store remodels (including leasehold improvements, new racking, new fixtures, new product and display vignettes, and enhanced design studios) and new infrastructure and information systems. Cash payments to acquire businesses are also included in investing activities.
Net cash used in investing activities during the thirty-nine weeks ended September 29, 2022 and September 30, 2021 was $319.2 million and $341.3 million, respectively. The decrease in cash used in investing activities was primarily driven by a $62.4 million decrease in cash paid for acquisitions and $4.8 million in proceeds from the sale of a parcel of land, partially offset by a $45.1 million increase in capital expenditures. The year-over-year growth in capital expenditures was primarily driven by (i) an increase in new stores that opened or were under construction, as we generally incur significant capital expenditures for new stores a few to several months in advance of opening, (ii) payment of construction costs related to the Houston distribution center relocation, and (iii) an increase in existing store remodels.
Net Cash Provided by (Used in) Financing Activities
Financing activities consist primarily of borrowings and related repayments under our credit agreements, proceeds from the exercise of stock options and our employee share purchase program, and payments of contingent earn-out consideration related to the Spartan acquisition.
Net cash provided by financing activities was $180.1 million for the thirty-nine weeks ended September 29, 2022 compared to net cash used in financing activities of $1.3 million for the thirty-nine weeks ended September 30, 2021. The increase in cash provided by financing activities was primarily driven by ABL borrowings during the thirty-nine weeks ended September 29, 2022.
Our Credit Facilities
As of September 29, 2022, total Term Loan Facility debt was $205.0 million and total borrowings under our ABL Facility was $176.4 million. For details regarding our Term Loan Facility and ABL Facility, including applicable covenants, please refer to Note 3, “Debt.”
Credit Ratings
Our credit ratings are periodically reviewed by rating agencies. In September 2022, Standard & Poor's raised the Company’s issuer credit rating to BB from BB- with a stable outlook. Moody’s issuer credit rating of Ba3 and positive outlook for the Company remain unchanged. These ratings and our current credit condition affect, among other things, our ability to access new capital. Negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be lowered or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, financial condition, results of operations, and liquidity. In particular, a weakening of our financial condition, including an increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, result in a credit rating downgrade or change in outlook, or otherwise increase our cost of borrowing.
Recent Developments
On August 4, 2022, we amended the ABL Facility to, among other things, increase the Company’s revolving commitments to a total aggregate principal amount of $800 million and extend the stated maturity date of the ABL Facility to August 4, 2027. Refer to Note 3, “Debt” for additional details.
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

Tariff Refunds
In November 2019, the U.S. Trade Representative (“USTR”) made a ruling to retroactively exclude certain flooring products imported from China from the Section 301 tariffs that were implemented at 10% beginning in September 2018 and increased to 25% in June 2019. The granted exclusions apply to certain “click” vinyl and engineered products that we have sold and continue to sell. As these exclusions were granted retroactively, we are entitled to a refund from U.S. Customs for the applicable Section 301 tariffs previously paid on these goods. Tariff refund claims are subject to the approval of U.S. Customs, and the Company currently expects to recover $22.0 million, including interest, related to these Section 301 tariff payments. Of the expected refunds, $15.7 million has been received as of September 29, 2022.
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
Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our Credit Facilities, which carry variable interest rates. As of September 29, 2022, our Term Loan Facility and ABL Facility, which have variable interest rates, had remaining principal balances of $205.0 million and $176.4 million, respectively. A 1.0% increase in the effective interest rate for these debt instruments would cause an increase in interest expense of approximately $3.8 million over the next twelve months, excluding the impact of interest rate cap agreements. To lessen our exposure to changes in interest rate risk, we entered into two $75.0 million interest rate cap agreements in May 2021. The contracts effectively capped our Term Loan Facility LIBOR at 1.75% beginning in May 2021 and are effective through April 2024. The U.S. Federal Reserve began raising interest rates in fiscal 2022 and has signaled an intent to raise interest rates further. As a result, these agreements have begun to partially offset increases in interest expense on our variable rate debt as rates have increased to a level above the specified 1.75% LIBOR cap.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in reports filed or submitted under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the chief executive officer and the chief financial officer, have reviewed the effectiveness of the Company’s disclosure controls and procedures as of September 29, 2022 and, based on their evaluation, have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. The condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the fiscal quarter ended September 29, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
10.1
Amendment No. 2 to Amended and Restated Credit Agreement and Amendment No. 2 to Amended and Restated Security Agreement, dated as of August 4, 2022, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., FD Sales Company LLC, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent and Swing Line Lender. (3)

10.2	Addendum to Employment Agreement, dated August 3, 2022, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and Trevor S. Lang (3)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
(1) Filed as an exhibit to the Registrant’s Form 10-Q filed with the SEC on August 5, 2021, and incorporated herein by reference.
(2) Filed as an exhibit to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-216000) filed with the SEC on April 24, 2017, and incorporated herein by reference.
(3) Filed as an exhibit to the Registrant’s Form 8-K filed with the SEC on August 4, 2022, and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOOR & DECOR HOLDINGS, INC.

Dated: November 3, 2022	By:	/s/ Thomas V. Taylor
Thomas V. Taylor
Chief Executive Officer
(Principal Executive Officer)

Dated: November 3, 2022	By:	/s/ Luke T. Olson
Luke T. Olson
Vice President, Chief Accounting Officer
(Principal Accounting Officer)