Form 10-K
period 2022-12-29
Floor & Decor Holdings, Inc.
filed 2023-02-23
CIK 1507079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The aggregate market value of the Registrant’s Common Stock held by non-affiliates as of June 30, 2022, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $6.7 billion. There were 106,194,463 shares of Common Stock outstanding as of February 20, 2023.
Documents Incorporated by Reference:
Portions of the Registrant’s proxy statement for the Annual Meeting of Shareholders to be filed pursuant to Regulation 14A of the Exchange Act on or before April 28, 2023, are incorporated by reference into Part III of this Form 10-K. Except as expressly incorporated by reference, the Registrant’s proxy statement shall not be deemed to be part of this report.

FORWARD-LOOKING STATEMENTS.
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
The forward-looking statements contained in this Annual Report are only predictions. Although we believe that the expectations reflected in the forward-looking statements in this Annual Report are reasonable, we cannot guarantee future events, results, performance or achievements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements in this Annual Report, including, without limitation, those factors described in Item 1A, “Risk Factors” of Part I of this Annual Report, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of this Annual Report, and elsewhere in the Company’s filings with the Securities and Exchange Commission (the “SEC”). Some of the key factors that could cause actual results to differ from our expectations include the following:
•an overall decline in the health of the economy, the hard surface flooring industry, consumer confidence and spending and the housing market, including as a result of rising inflation or interest rates;
•demand fluctuations in the housing industry, and demand for our products and services, may be adversely affected by unfavorable economic conditions, including rising interest rates, inflation, a decline in disposable income levels and recession fears;
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
•demand for our products and services may be adversely affected by unfavorable economic conditions;
•any disruption in our distribution capabilities, including from difficulties operating our distribution centers;
•our failure to execute our business strategy effectively and deliver value to our customers;
•our inability to find, train and retain key personnel;
•the resignation, incapacitation or death of any key personnel;
•the inability to staff our stores and distribution centers sufficiently;
•the effects of weather conditions, natural disasters or other unexpected events, including global health crises, such as the COVID-19 pandemic, may disrupt our operations;
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
•restrictions imposed by our indebtedness on our current and future operations; and
•our variable rate debt subjects us to interest rate risk that could cause our debt service obligations to increase significantly.
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
PART I
ITEM 1.    BUSINESS.
Except where the context suggests otherwise, the terms “Floor & Decor Holdings, Inc.,” “Floor & Decor,” the “Company,” “we,” “us,” and “our” refer to Floor & Decor Holdings, Inc., a Delaware corporation, together with its consolidated subsidiaries.
Our fiscal year is the 52- or 53-week period ending on the Thursday on or preceding December 31. The following discussion contains references to fiscal 2018, fiscal 2019, fiscal 2020, fiscal 2021, fiscal 2022, and fiscal 2023, which represent our fiscal years ended or ending, as applicable, December 27, 2018, December 26, 2019, December 31, 2020, December 30, 2021, December 29, 2022, and December 28, 2023. Fiscal years 2018, 2019, 2021, 2022, and 2023 are 52-week periods, and fiscal 2020 is a 53-week period.
Our Company
Founded in 2000, Floor & Decor is a high growth, differentiated, multi-channel specialty retailer and commercial flooring distributor of hard surface flooring and related accessories. As of December 29, 2022, we operated 191 warehouse-format stores and six small design studios across 36 states. We believe that we offer the industry’s broadest in-stock assortment of tile, wood, laminate, vinyl, and natural stone flooring along with decorative and installation accessories and adjacent categories at everyday low prices positioning us as the one-stop destination for our customers’ entire hard surface flooring needs. We appeal to a variety of customers, including professional installers and commercial businesses (“Pro”), Do it Yourself customers (“DIY”), and customers who buy the products for professional installation (“Buy it Yourself” or “BIY”). We believe the majority of our BIY customers are homeowners. Our Pro customers are loyal, shop often and help promote our brand. The combination of our category and product breadth, low prices, in-stock inventory in project-ready quantities, proprietary credit offerings, integrated website and app, free design services, free storage options and dedicated customer service positions us to gain share in the attractive Pro customer segment. We believe our DIY customers spend significant time planning their projects while conducting extensive research in advance. We provide our customers with the education and inspiration they need before making a purchase through our differentiated online and in-store experience.

Our warehouse-format stores, which average approximately 79,000 square feet, are typically larger than any of our specialty retail flooring competitors’ stores. Other large format home improvement retailers only allocate a small percentage of their floor space to hard surface flooring and accessories. When our customers walk into a Floor & Decor store for the first time, we believe they are amazed by our visual presentation, our store size, our everyday low prices and the breadth and depth of our merchandise. We believe that our inspiring design centers, creative and informative visual merchandising, and accessible price points greatly enhance our customers’ experience. Our stores are easy to navigate and designed to interactively showcase the wide array of designs and product styles a customer can create with our flooring and decorative accessories. We engage our customers both through our trained store associates and designers who can assist in narrowing choices and making the process of home renovation easier, as well as our staff dedicated to serving Pro customers. By carrying a deep level of in-stock hard surface flooring inventory and wide range of tools and accessories, we seek to offer our customers immediate availability of everything they need to complete their entire flooring or remodeling project. In addition to our stores, our website FloorandDecor.com showcases our products, offers informational training and design ideas and has our products available for sale, which a customer can pick up in-store or have delivered. Our ability to purchase directly from manufacturers through our direct sourcing model enables us to be fast to market with a balanced assortment of bestseller and unique, hard to find items that are the latest trend-right products. We believe these factors create a differentiated value proposition for Floor & Decor and drive customer loyalty with our Pro, DIY and BIY hard surface flooring customers in our markets, as evidenced by our track record of consistent comparable store sales growth, including fourteen years of consecutive comparable store sales growth.
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
We believe our strong financial results are a reflection of our consistent and disciplined culture of innovation and reinvestment, creating a differentiated business model in the hard surface flooring category. Over the last several years, we have invested significant resources across our business and infrastructure to support innovation and growth. We have made significant investments in product innovation across all categories, improving our assortment and seeking to provide more value to our Pro, DIY and BIY customers. We have also invested in supply chain, e-commerce, technology and personnel to support our stores. We believe that these investments will continue to strengthen our customer value proposition, further differentiate Floor & Decor from our competition, and position us for continued market share gains.
Our Competitive Strengths
We believe our strengths, described below, set us apart from our competitors and are the key drivers of our success.
Unparalleled Customer Value Proposition. Our customer value proposition is a critical driver of our business. The key components include:
•Differentiated Assortment Across a Wide Variety of Hard Surface Flooring Categories. Our stores are generally larger than those of our specialty retail flooring competitors, and we allocate substantially more square footage to hard surface flooring and accessories than other large format home improvement retailers. We believe we have the most comprehensive in-stock, trend-right product assortment in the industry within our categories with on average approximately 4,400 stock keeping units (“SKUs”) in each store which, based on our market experience, is a far greater in-stock offering than any other flooring retailer. Additionally, we customize our product assortment at the store level for the local preferences of each market. We have an ongoing product line review process across all categories that allows us to identify and interpret emerging trends in hard surface flooring. We work with our suppliers to quickly introduce new products and styles in our stores. We appeal to a wide range of customers through our “good/better/best” merchandise selection, our broad range of product styles from classic to modern, and our new trend-right products. We consistently innovate with proprietary brands and products that appeal to certain customers with our proprietary brands, including AquaGuard®, DuraLux®, NuCore®, and Optimax™.

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
•One-Stop Project Destination with Immediate Availability. We carry an extensive range of products, including flooring and decorative accessories, as well as installation accessories such as mortar, underlayment, grout and tools, to fulfill a customer’s entire flooring project. More recently, we added adjacent categories such as vanities, bathroom accessories, shower doors, and custom countertops. Our large in-stock assortment, including decorative and installation accessories, differentiates us from our competitors. Our stores stock job-size quantities to immediately fulfill a customer’s entire flooring project. In the instance where a product is not available in the store, our four regional distribution centers and neighboring stores can quickly ship the product to meet a customer’s needs. On average, each warehouse-format store carries approximately 4,400 SKUs, which equates to approximately 1.1 million square feet of flooring products or $3.3 million of inventory at cost as of December 29, 2022. Customers also have access to all of our inventory for in-store pick up or delivery through FloorandDecor.com.
Unique and Inspiring Shopping Environment. Our stores average approximately 79,000 square feet and are typically designed with warehouse features including high ceilings, clear signage, bright lighting and industrial racking and are staffed with knowledgeable store associates. We offer an easy-to-navigate store layout with clear lines of sight and departments organized by our major product categories of laminate and vinyl, tile, decorative accessories and wall tile, installation materials and tools, wood, natural stone, and adjacent categories for the bathroom and kitchen. We believe our unique signage, which clearly displays individual product features and benefits, improves the ease of shopping and facilitates customer decision making. We invest heavily in large, visually inspiring merchandise displays that showcase our assortment as well as point of sale marketing throughout our stores to highlight product features, benefits, and design elements. These features educate and enable customers to visualize how the product would look in their homes or businesses. Furthermore, we encourage customers to interact with our merchandise, to experiment with potential designs and to see the actual product they will purchase, an experience that is not possible in flooring stores that do not carry in-stock inventory in project-ready quantities. The majority of our stores have design centers, with multiple different vignettes that showcase project ideas to further inspire our customers, and we employ experienced designers in all of our stores to provide free design consulting. Additionally, we provide a robust online experience for potential customers on FloorandDecor.com. We believe inspiring and educating customers within our stores and on our website provides us with a significant competitive advantage in serving our customers.
Extensive Service Offerings to Enhance the Pro Customer Experience. Our focus on meeting the unique needs of the Pro customer, and by extension the BIY customer, drives our sales mix for Pro and BIY customers, which we believe represents a higher percentage than our competitors. We generate approximately 60% of our sales from homeowners and 40% of our sales from Pros; however, when looking at who determines where to shop, the Pro influences approximately 45% of our sales while homeowners influence approximately 55% our sales. We also estimate that approximately 85% of these flooring purchases will involve a Pro installation. We provide an efficient one-stop shopping experience for our Pro customers, offering low prices on a broad selection of high-quality flooring products, deep inventory levels to support immediate availability of our products, credit offerings, free storage for purchased inventory, the convenience of early store hours and, in most stores, separate entrances for merchandise pick-up. We also offer Design Services to our Pro customer to support them in servicing their customers. Additionally, each store has a dedicated Pro sales force with technology to service our Pro customer more efficiently. We have a Pro loyalty rewards program, which provides business-building tools and awards points based on purchases. We believe rewarding our Pro customers through this program improves their loyalty to Floor & Decor, and by serving the needs of Pro customers, we drive repeat and high-ticket purchases, customer referrals, and brand awareness from this attractive and loyal customer segment. We offer commercial credit terms to some of our larger Pro customers.

Decentralized Culture with an Experienced Store-Level Team and Emphasis on Training. We have a decentralized culture that empowers managers at the store and regional levels to make key decisions to maximize the customer experience. Our store managers, who carry the title Chief Executive Merchant (“CEM”), have significant flexibility to customize product mix, pricing, marketing, merchandising, visual displays and other elements in consultation with their regional leaders. We create or implement localized assortments that are not only trend-forward but often create trends in the industry, which we believe differentiates us from our national competitors that tend to have standard assortments across markets. Throughout the year, we train all of our employees on a variety of topics, including product knowledge, sales strategies, leadership and store operations. Our store managers and store department managers are an integral part of our company, and many have over 15 years of relevant industry experience in retail. We have made important investments in the training and development of our people, including the creation of a full time training department. During fiscal 2022, approximately 70% of our new senior store management positions were filled through internal promotions, including most of our CEMs. We also have incentive compensation programs and an employee stock purchase plan for all employees, regardless of position or title. We train prospective store managers at our CEM Leadership Workshop, which is an extensive training program. Once a year, we hold a multiple-day training session with our senior management, regional directors and CEMs, where we focus on the upcoming year’s strategic priorities to keep our entire business aligned. We believe our decentralized culture and coordinated training foster an organization aligned around providing a superior customer experience, ultimately contributing to higher net sales and profitability.
Sophisticated, Global Supply Chain. Our merchandising team has developed direct sourcing relationships with manufacturers and quarries in 24 countries. Through these relationships, we believe we understand the best places to procure our various product categories. We currently source our products from more than 240 vendors worldwide and have developed long-term relationships with many of them. We often collaborate with our vendors to design and manufacture products for us to address emerging customer preferences that we observe in our stores and markets. We procure the majority of our products directly from the manufacturers, which eliminates additional costs from exporters, importers, wholesalers and distributors. We believe direct sourcing is a key competitive advantage, as many of our specialty retail flooring competitors are too small to have the scale or the resources to work directly with suppliers. We have established a Global Sourcing and Compliance Department to, among other things, enhance our policies and procedures with respect to addressing compliance with appropriate regulatory bodies, including the requirements of the Lacey Act of 1900 (as amended, the “Lacey Act”), the California Air Resources Board (“CARB”) and the Environmental Protection Agency (“EPA”). This department also addresses compliance with Floor & Decor’s supplier compliance policies, such as specifications and packaging of the products we purchase. We also utilize third-party consultants for audits, testing and surveillance to ensure product safety and compliance. Additionally, we have invested in technology and personnel to collaborate throughout the entire supply chain process to support our direct sourcing model, which has improved our ability to find, manage and source trend-right merchandise quickly and at lower costs, allowing us to offer products at low prices while maintaining attractive gross margins.
Highly Experienced Management Team with a Proven Track Record. Led by our Chief Executive Officer, Tom Taylor, our management team brings substantial expertise from leading retailers and other companies across various core functions, including store operations, merchandising, marketing, real estate, e-commerce, supply chain management, finance, legal and information technology. Tom Taylor, who joined us in 2012, spent 23 years at The Home Depot, where he served as Executive Vice President of Merchandising and Marketing with responsibility for all stores in the United States and Mexico. Over the course of his career at The Home Depot, Tom Taylor helped expand the store base from fewer than 15 stores to over 2,000 stores. Our President, Trevor Lang, was promoted to President in November 2022 after serving as the Executive Vice President and Chief Financial Officer since 2014 and Chief Financial Officer since 2011. He brings more than 25 years of executive leadership experience, including 20 years in senior positions at high-growth public companies, including the Chief Financial Officer and Chief Administrative Officer of Zumiez Inc. In November 2022, Bryan Langley was promoted to serve as Executive Vice President and Chief Financial Officer. He joined the Company in 2014, and has served in various positions of increasing responsibility in corporate strategy, financial planning, and accounting, most recently serving as the Company’s Senior Vice President, Finance. He previously served in various accounting and finance roles at Delta Air Lines, Inc. and in transaction services and audit at KPMG LLP. Our entire management team drives our organization with a focus on strong merchandising, superior customer experience, expanding our store footprint, and fostering a strong, decentralized culture. We believe our management team is an integral component of us achieving strong financial results.

Our Growth Strategy
We expect to continue to drive our strong net sales and profit growth through the following strategies:
Open Warehouse-Format Stores in New and Existing Markets. Based on our internal research with respect to housing density, demographic data, competitor concentration and other variables in both new and existing markets, we believe there is an opportunity to significantly expand our warehouse-format store base by a mid- to high-teens annual percentage growth rate over the near-to-medium term, reaching at least 500 in the United States within the next 8 to 9 years. We plan to target new store openings in both new and existing, adjacent, and underserved markets. We have a disciplined approach to new store development based on an analytical, research-driven site selection method and a rigorous real estate approval process. Our new store model targets on average net sales of $14 million to $16 million and four-wall adjusted EBITDA before pre-opening expenses of $2.5 million to $3.5 million during the first full year of operation, pre-tax payback in approximately two and a half to three and a half years and cash-on-cash returns of approximately 50% in the third year. Over the past several years, we have made significant investments in personnel, information technology, supply chain, warehouse infrastructure, Pro, commercial, design and connected customer strategies to support our current growth and the expansion of our stores. The performance of our new stores opened over the last three years, the performance of our older stores over that same time frame, our disciplined real estate strategy, and the track record of our management team in successfully opening retail stores support our belief in the significant store expansion opportunity.
Increase Comparable Store Sales. We expect to grow our comparable store sales over the long-term by continuing to offer our customers a dynamic and expanding selection of compelling, value-priced hard surface flooring and accessories while maintaining strong service standards for our customers. We regularly introduce new products into our assortment through our category product line review process, including collaboration with our vendors to bring to market innovative products such as waterproof rigid core vinyl and water-resistant and waterproof laminates. Because almost 60% of our stores have been opened for less than five years, we believe they will continue to drive comparable store sales growth as newer stores ramp up to maturity. We believe that we can continue to enhance our customer experience by focusing on service, optimizing sales and marketing strategies, investing in store staff and infrastructure, remodeling existing stores and improving visual merchandising and the overall aesthetic appeal of our stores. We also believe that growing our proprietary credit offering, Pro, Commercial and design strategies, further integrating connected customer strategies, and enhancing other key information technology, will contribute to increased comparable store sales. As we increase awareness of Floor & Decor’s brand, we believe there is a significant opportunity to gain additional market share, especially from independent flooring retailers and large format home improvement retailers. We have also added adjacent categories that align with flooring projects like vanities, bathroom accessories, shower doors, and custom countertops. We believe the combination of these initiatives plus the expected growth of the hard surface flooring category described in more detail under “Our Industry” below will continue to drive comparable store sales growth.
Expand Our “Connected Customer” Experience. Floor & Decor’s online experience allows our Pro, BIY and DIY customers to explore our product selection and design ideas before and after visiting our stores and offers the convenience of making online purchases for delivery or pick up in-store. We believe our online platform reflects our brand attributes and provides a powerful tool to educate, inspire and engage our consumers, and we view our website and omni-channel strategies as leading our brand. Our research indicates that approximately 70% of customers in the last two years have visited our website before shopping at our stores. We continuously invest in our connected customer strategies to improve how our customers experience our brand. For example, we regularly enhance our website, which provides our customers with inspirational vignettes, videos, products, a room visualizer, education, and a faster online shopping experience. Additional initiatives include: (i) continually enhancing and leveraging our Customer Relationship Management ("CRM") platform by developing personalized content based on behavioral, demographic, and geographic data, (ii) developing personalized content based on location, purchase and browsing history, (iii) developing more relevant content and improved search and purchasing tools to help customers add decorative and installation accessories and (iv) creating frequently asked questions to help customers choose the best product for their jobs. We believe this reinforces our unique customer value proposition and ultimately drives sales. Our e-commerce sales represented approximately 17% of our total net sales for fiscal 2022. While the hard surface flooring category has a relatively low penetration of e-commerce sales due to the nature of the product, we believe our connected customer presence represents an attractive growth opportunity to drive consumers to Floor & Decor.

Continue to Invest in the Pro Customer. We believe our differentiated focus on Pro customers has created a competitive advantage for us and will continue to drive our net sales growth. We will invest in gaining and retaining Pro customers due to their frequent and high-ticket purchases, loyalty, and propensity to refer other potential customers. We have made important investments in the Pro services regional team, including the additional Regional Pro Directors, to better recruit and train the Pro services team in each store. We have also invested in technology, such as an integrated CRM, to help us further penetrate and grow our Pro business, dedicated phone lines for our Pro customers to call and text, commercial credit and open account terms, jobsite delivery, Pro Premier App, a growing and successful Pro loyalty program, training on technical flooring installation solutions, and tools to facilitate large commercial jobs sourced throughout the store. We plan to further invest in initiatives to increase speed of service, financing solutions, enhance technology, elevate our Pro branding, dedicate additional store staffing to support Pro customers, and enhance the in-store experience for our Pro customers. We continue to invest in refreshing and expanding our Pro Premier Service area in the store to better facilitate our growing Pro business. Additionally, we communicate our value proposition and various Pro-focused offerings by hosting Pro networking events. We believe Pro customers will continue to be an integral part of our sales growth.
Continue to Invest in Design Services. Our Design Services offer a unique experience to large format retail, which leads our customers through a seamless, inspirational design process to complete their projects. Our research tells us when a designer is involved, customer satisfaction is higher, the average ticket is approximately two times higher compared with customers who do not use a designer, and design appointments close at a higher rate than typical customers. We position our designers as experts through our inspirational content and promote design services through all channels. We intend to continue to invest in recruiting top design talent, training, tools and technology. Design-focused training is a priority to ensure our teams are knowledgeable and prepared to deliver a start-to-finish consultative selling experience. We believe the rollout of our CRM technology to our design teams enhances communication and workflow, from initial customer interaction through securing the close of the sale and beyond. Additionally, we intend to continue to test advanced service options in various markets to further set us apart.
Expand Our Sales Growth in Commercial Flooring. Building on our success in serving the Pro customer, in 2016, we entered the adjacent commercial sales channel, thereby increasing the size of the addressable market we serve. We believe the same attributes that have allowed us to be successful in selling residential retail hard surface flooring, which include high quality, trend-right hard surface flooring sourced at a low cost directly from the manufacturer, will allow us to grow in the commercial flooring market. We estimate our domestic addressable commercial flooring market, inclusive of installation categories, to be approximately $16 billion. We estimate that approximately 60% of the commercial market utilizes architectural and design firms as the primary decision maker for their hard surface flooring purchasing decisions, while the other 40% are owners, builders, developers, general contractors, and commercial flooring installers that make the primary decisions for hard surface flooring purchases. Prior to 2021, Floor & Decor sales representatives targeted corporate customers, large scale multi-family developers, large home builders, hotels, restaurants, and retailers and focused primarily on the 40% of the market described above. On June 4, 2021, we acquired Spartan, a commercial specialty hard-surface flooring distribution company. Spartan focuses primarily on the architectural and design market and contractor channels. We intend to continue to focus on both organic and inorganic growth to address the entire commercial flooring market.
Enhance Margins Through Increased Operating Leverage. We have invested significantly in our sourcing and distribution network, integrated IT systems and corporate overhead to support our growth. Over time, we expect to leverage these investments as we grow our net sales. Additionally, we believe operating margin improvement opportunities will include enhanced product sourcing processes and overall leveraging of our store-level fixed costs, existing infrastructure, supply chain, corporate overhead and other fixed costs resulting from increased sales productivity. We anticipate that the planned expansion of our store base and growth in comparable store sales will also support increasing economies of scale over the long-term.
Our Industry
Floor & Decor operates in the large, growing, and highly fragmented approximately $25 billion U.S. floor coverings market (in manufacturers’ dollars), estimated based on our 2021 internal and external research, including reports by Market Insights, LLC, and Catalina Research, Inc., leading providers of market research for the floor coverings industry. We estimate that, after retail markup, the addressable hard surface flooring market for Floor & Decor is approximately $31 billion. Inclusive of installation materials and tools, which we internally estimate at $11 billion, our combined total addressable market (“TAM”) is approximately $42 billion. We estimate that the $42 billion TAM comprises approximately $26 billion in residential remodel and repair spending and $16 billion in commercial spending. The TAM does not include adjacent categories, which we estimate could represent another $8 billion to $13 billion.

We believe we benefit from growth in the overall hard surface flooring market, which we estimate increased on average 4% per year from 2017 to 2022. We believe that growth in the hard surface flooring market will continue to be driven by several home remodeling demand drivers. These include a large supply of aging homes, millennials entering their household formation years, existing-home sales growth from the low supply of housing inventory, rising home equity values, and the secular shift from carpet to hard surface flooring. In addition, we believe we have an opportunity to increase our market share as many of our competitors are unable to effectively compete with our combination of price, service, and broad in-stock assortment. The competitive landscape of the hard surface flooring market includes big-box home improvement centers, national and regional specialty flooring retailers, independent flooring retailers, and distributors. We estimate we represented approximately 10% of the TAM in 2022, increasing from approximately 8% in 2021.
Over the last decade, hard surface flooring has consistently taken market share from carpet as a percentage of the total floor coverings market. Historically, the mix shift towards hard surface flooring has been driven by product innovation, changing consumer preferences, better hygiene qualities, increasing ease of installation, and higher durability. Product innovation, which has been aided by the increasing use of technology such as inkjet tile printing, waterproof wood-look flooring, and water-resistant laminates, and non-traditional uses of hard surface flooring including walls, fireplaces, and patios, has increased the size of the hard surface flooring market.
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

Our fiscal 2022 net sales by major product category are set forth below:

Other (i), 2%
Adjacent Categories, 2%
Natural Stone, 5%
Wood, 6%
Laminate and Vinyl, 28%
Installation Materials and Tools, 17%
Tile, 23%
Decorative Accessories and Wall Tile, 17%

(i)    Other includes delivery, sample, and other product revenue and adjustments for deferred revenue, sales returns reserves, and other revenue related adjustments that are not allocated on a product-level basis. Refer to Note 2, “Revenue” of the notes to our consolidated financial statements included in this Annual Report for more information.

Category	Products Offered	Select Product Highlights
Laminate and Vinyl	Wood-based Laminate Flooring, Luxury Vinyl, Engineered/Composite (Rigid Core) Vinyl	Laminate, AquaGuard® Performance laminate, Optimax™, NuCore® Performance, DuraLux® Rigid and Luxury Vinyl plank flooring is offered in styles that mimic our bestselling tile and wood species, colors and finishes. Our product offers a full range of installation methods, many are water-resistant to waterproof, and all are great for customers who want the beauty of real hardwood and the ease of maintenance and durability that laminate and luxury vinyl offer.
Tile	Porcelain and Ceramic	We offer a wide selection of Porcelain and Ceramic tiles from 4”x4” all the way up to 60”x120.” We source many products directly from Italy, where many design trends in tile originate. We offer traditional stone looks as well as wood-look planks and contemporary products like cement-look and vein cut styles. We work with many factories in the United States, Spain, Turkey, Italy, Mexico, Brazil, and other countries to bring the most in-demand styles at low prices.
Decorative Accessories and Wall Tile	Glass, Natural Stone, Tile Mosaics, Decorative Tiles, Decorative Trims, Wall Tile	With over 700 choices in small format tiles, mosaics and trims in glass, tile and natural stone, we can customize nearly any look or style a customer desires. This trend-forward and distinctive category is a favorite of our designers and offers customers an inexpensive way to quickly update a backsplash or shower.
Installation Materials and Tools	Grout, Mortar, Backer Board, Tools, Adhesives, Underlayments, Moldings, Stair Treads	This category offers everything a customer needs to complete his or her project, including backer board, mortar, grout, wood adhesives, underlayment, molding and tools. We sell top brands, which we believe are highly valued by our professional customers.
Wood	Solid Prefinished Hardwood, Solid Unfinished Hardwood, Engineered Hardwood, Bamboo, Wood Countertops	We sell common species such as Oak, Walnut, Birch, Hickory and Maple as well as exotics such as Bamboo, Mahogany, Acacia, Ash, and Hevea all in multiple colors, sizes, and thicknesses. Our wood flooring comes in multiple widths from 21/4” up to 11” wide planks. We offer long planks and thick veneer options in engineered wood, water resistant wood, and bamboo. Customers have the option of buying prefinished or unfinished flooring in many of our stores.
Natural Stone	Marble, Limestone, Travertine, Slate, Ledger, Prefabricated Countertops, Thresholds, Shower Benches	Natural stone is quarried around the world, and we typically buy directly from the source. We buy natural stones from Italy, Greece, Spain, Turkey, India, China and more. We work with quarry owners and factories in these countries and others to cut stone tiles in many sizes, finishes and colors.
Adjacent categories	Vanities, Shower Doors, Bath Accessories, Faucets, Sinks, Custom Countertops, Bathroom Mirrors, Bathroom Lighting	We offer products designed with ease and function in mind to complete kitchen and bathroom projects. Our product line of Studio Design branded vanities, bathroom accessories and more offer stylish options at everyday low prices.
Stores
As of December 29, 2022, we operated 191 warehouse-format stores across 36 states and six small-format design studios. Most of our stores are situated in highly visible retail and industrial locations. Our warehouse-format stores average approximately 79,000 square feet and carry on average approximately 4,400 flooring, decorative accessory, installation material, and other SKUs, including approximately 1.1 million square feet of flooring products or $3.3 million of inventory at cost as of December 29, 2022.

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
We have developed a disciplined approach to new store development, based on an analytical, research-driven method to site selection and a rigorous real estate review and approval process. By focusing on key demographic characteristics for new site selection, such as aging of homes, length of home ownership and median income, we expect to open new stores with attractive returns. When opening new stores, inventory orders are placed several months prior to a new store opening. Significant investment is made in building out or constructing the site, hiring and training employees in advance, and advertising and marketing the new store through pre-opening events to draw the flooring industry community together. Each new store is thoughtfully designed with store interiors that include interchangeable displays on wheels, racking to access products and stand-up visual displays to allow ease of shopping and an exterior highlighted by a large, bold Floor & Decor sign. The majority of our stores have design centers that showcase project ideas to further inspire our customers, and, in all of our stores, we employ experienced designers to provide design consulting to our customers free of charge. Additionally, we have Pro Premier Service areas, which are dedicated areas offering a variety of services to Pro customers, in a majority of our stores.
Our new store model targets a store size of 55,000-80,000 square feet, total initial net cash investment of approximately $8 million to $10 million, which could increase as we have the ability to own and self-develop more new stores, first-year net sales on average of $14 million to $16 million, first-year four-wall adjusted EBITDA before pre-opening expenses of $2.5 million to $3.5 million, pre-tax payback in approximately two and a half to three and a half years, and cash-on-cash returns of approximately 50% in the third year. We believe the success of our stores across geographies and vintages supports the portability of Floor & Decor into a wide range of markets. The performance of our new stores is inherently uncertain and is subject to numerous factors that are outside of our control. As a result, we cannot assure you that our new stores will achieve our target results.
Connected Customer
We aim to elevate the total customer experience through our website FloorandDecor.com. Growing our e-commerce sales provides us with additional opportunity to enhance our connected customer experience. Home renovation and remodeling projects typically require significant investments of time and money from our BIY and DIY customers, and they consequently plan their projects carefully and conduct extensive research online. FloorandDecor.com is an important tool for engaging our BIY and DIY customers throughout this process, educating them on our product offerings and providing them with design ideas. Our Pro customers use the website and our Pro app to browse our broad product assortment, to continually educate themselves on new techniques and trends and to share our virtual catalogue and design ideas with their customers and utilize tools such as our calculators to aid with shopping. In addition, sales associates at our call center are available to assist our customers with their projects and questions. We designed the website to be a reflection of our stores and to promote our wide selection of high quality products and low prices. To this end, we believe the website provides not only the same region-specific product selection that customers can expect in our stores, but also the opportunity to extend our assortment by offering our entire portfolio of products.
In addition to highlighting our broad product selection, we believe FloorandDecor.com offers a convenient opportunity for customers to purchase products online and pick them up in our stores. Approximately 85% of our e-commerce sales are picked up in-store. As we continue to grow, we believe connected customer will become an increasingly important part of our strategy.
Marketing and Advertising
We use a multi-platform approach to increasing Floor & Decor’s brand awareness, while historically maintaining a low average advertising to net sales ratio of approximately 2%. We use traditional advertising media, combined with social media and online marketing, to share the Floor & Decor story with a growing audience. We take the same customized approach with our marketing as we do with our product selection; each region has a varied media mix based on local trends and what we believe will most efficiently drive sales. To further enhance our targeting efforts, our store managers have input into their respective stores’ marketing spend.
A key objective of our messaging is to make people aware of our stores, products and services. Based on our internal research, we estimate the conversion rate from a customer visiting one of our stores or our website to purchasing our products is approximately 80%.

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
Sourcing
Floor & Decor has a well-developed and geographically diverse supplier base. We source our industry leading merchandise assortment from over 240 suppliers in 24 countries. Our largest supplier accounted for 16% of our net sales in fiscal 2022, while no other individual supplier accounted for more than 5% of our net sales. We are focused on bypassing agents, brokers, distributors, and other middlemen in our supply chain in order to reduce costs and lead time. We believe that our direct sourcing model and the resulting relationships we have developed with our suppliers are distinct competitive advantages. The cost savings we achieve by directly sourcing our merchandise enable us to offer our customers low prices.
We have established a Global Sourcing and Compliance Department to, among other things, develop and implement policies and procedures in order to address compliance with appropriate regulatory bodies, including compliance with the requirements of the Lacey Act, CARB, and the EPA. We utilize third-party consultants for audits, testing, and surveillance to address product quality and compliance. We have invested in technology and personnel to collaborate throughout the entire supply chain process. Additionally, our close relationships with suppliers allow us to collaborate with them directly to develop and quickly introduce innovative and quality products that meet our customers’ evolving tastes and preferences at low prices.
Distribution and Order Fulfillment
Merchandise inventory is our most significant working capital asset and is considered “in-transit” or “available for sale”, based on whether we have physically received the products at an individual store location or in one of our four distribution centers. In-transit inventory generally varies due to contractual terms, country of origin, transit times, international holidays, weather patterns and other factors.
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
We completed the relocation of our previous distribution center near Houston, Texas to a larger distribution center in the Houston area in January 2022. We plan to continue to seek further opportunities to enhance our distribution capabilities and align them with our strategic growth initiatives.
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
•localized product assortment;
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
As of December 29, 2022, we had 11,985 employees, 9,281 of whom were full-time and none of whom were represented by a union. Of the total employees, 10,437 work in our stores, 1,086 work in corporate, store support, customer care or similar functions, 450 work in distribution centers, and 12 work in our Asia sourcing office in Shanghai, China. We believe that we have good relations with our employees.
We look at a variety of measures and objectives related to the development, attraction, safety, engagement, and retention of our employees, including:
•Store Staffing. In order to provide the level of customer service that we expect, it is important that we adequately staff our stores with trained employees. As of December 29, 2022, the majority of our stores were staffed at a level that we deem appropriate.
•Diversity, Equity & Inclusion. We are mindful of the benefits of diversity, equity and inclusion in all aspects of the employment cycle and believe they are key to our culture and long-term success. We seek to build a diverse and inclusive workplace where we can leverage our collective talents, striving to ensure that all associates are treated with dignity and respect.
•Training. We believe that training associates is also important to ensuring appropriate levels of customer service. We have a Learning Department, and in 2022, associates engaged in approximately 191,700 hours of training.
•Internal Advancement Opportunities. We believe our growth opportunities are a critical way to attract and retain employees, and we encourage a promote-from-within environment when internal resources permit. In 2022, approximately 2,000 employees were promoted to more senior positions.
•Safety. Maintaining a safe shopping environment is very important to us. Our Safety & Loss Prevention team, managed by an experienced leader, works closely with our Store Operations team on safety training and initiatives.
•Rewards. We believe in rewarding our associates for their hard work on behalf of Floor & Decor and provide a variety of incentives to allow associates to share in the Company’s success, including (i) incentive compensation plans for all associates, (ii) a 401(k) plan with Company-sponsored match, (iii) health care benefits for full-time associates, (iv) an employee stock purchase plan that facilitates purchases of Company stock at a discount by eligible associates, and (v) other benefits such as an employee assistance program.
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
Our operations and properties are also subject to federal, state and local laws and regulations governing the environment, environmental protection of natural resources and health and safety, including the use, storage, handling, generation, transportation, treatment, emission, release, discharge and disposal of hazardous materials, substances and wastes and relating to the investigation and clean-up of contaminated properties. Except to the extent of the expenditures related to our initiatives described below, compliance with these laws and regulations has not historically had a material effect on our financial condition or operating results, but we cannot predict the effect of compliance in the future.

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
Trademarks and other Intellectual Property
As of February 23, 2023, we have 74 registered marks and several pending trademark applications in the United States. We regard our intellectual property, including our over 50 proprietary brands, as having significant value, and our brand is an important factor in the marketing of our products. Accordingly, we have taken, and continue to take, appropriate steps to protect our intellectual property.
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
•We are subject to demand fluctuations in the housing industry, and demand for our products and services may be adversely affected by unfavorable economic conditions, including rising interest rates, inflation, a decline in disposable income levels and recession fears.
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
•If we fail to successfully manage the challenges that our planned new store growth poses or encounter unexpected difficulties or higher costs during our expansion, our operating results and future growth opportunities could be adversely affected.
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
•Our success depends upon our ability to attract, hire, train, and retain highly qualified managers and staff.
•Our success depends substantially upon the continued retention of our key personnel, including our executive officers.
•The effects of weather conditions, natural disasters or other unexpected events, including global heath crises, such as the COVID-19 pandemic, may disrupt our operations and have a negative impact on our business.
•Rising geopolitical tensions and U.S. policies related to global trade and tariffs, including with respect to antidumping and countervailing duties, could adversely affect our business, financial condition, and results of operations.
•Our net sales growth could be adversely affected if comparable store sales growth is less than we expect.
•We depend on a number of suppliers, and any failure by any of them to supply us with quality products on attractive terms and prices may adversely affect our business, financial condition and operating results.
•We procure the majority of our products from suppliers located outside of the United States, and as a result, we are subject to risks associated with obtaining products from abroad that could adversely affect our business, financial condition, and results of operations.
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
•Our business exposes us to personal injury, product liability and warranty claims and related governmental investigations, which could result in negative publicity, harm our brand and adversely affect our business, financial condition, and operating results.
•Unfavorable allegations, government investigations and legal actions surrounding our products and us could harm our reputation, impair our ability to grow or sustain our business, and adversely affect our business, financial condition, and operating results.
•Federal, state or local laws and regulations, or our failure to comply with such laws and regulations, could increase our expenses, restrict our ability to conduct our business and expose us to legal risks.
•Labor activities could cause labor relations difficulties for us.
•If our efforts to protect the privacy and security of information related to our customers, us, our associates, our suppliers and other third parties are not successful, we could become subject to litigation, investigations, liability and negative publicity that could significantly harm our reputation and relationships with our customers and adversely affect our business, financial condition, and operating results.
•We may not be able to successfully maintain effective internal controls over financial reporting, which could have an adverse effect on our business and stock price.
•Changes in tax laws, trade policies and regulations or in our operations and newly enacted laws or regulations may impact our effective tax rate or may adversely affect our business, financial condition, and operating results.
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
•We face risks related to our indebtedness. These risks include (1) that our variable rate debt subjects us to interest rate risk, which could cause our debt service obligations to increase significantly, and (2) that we are exposed to credit risk on certain of our receivables, including that we could be unable to collect outstanding credit from our existing customers under our commercial credit program. These risks could result in losses and adversely affect our operating results.
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
An economic recession, depression, downturn, periods of inflation, or economic uncertainty in our key markets may adversely affect consumer discretionary spending and demand for our products. As global economic conditions continue to be volatile or economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to reductions due to credit constraints and uncertainties about the future. Unfavorable economic conditions may lead consumers to delay or reduce purchases of our products. Consumer demand for our products may not reach our targets, or may decline, when there is an economic downturn or economic uncertainty in our key markets.
The hard surface flooring industry is highly dependent on the remodeling of existing homes, businesses and, to a lesser extent, new home construction. In turn, remodeling and new home construction depend on a number of factors that are beyond our control, including interest rates, inflation, tax policy, trade policy, employment levels, consumer confidence, credit availability, real estate prices, home-price appreciation, existing home sales, demographic trends, trends in response to the COVID-19 pandemic, weather conditions, natural disasters and general economic conditions. In particular:
•interest rates and inflation could continue to rise, undermining consumer confidence and eroding discretionary income;
•home-price appreciation could slow or turn negative;
•regions where we have stores could be impacted by hurricane, fire, or other natural disasters (including those due to the effects of climate change such as increased storm severity, drought, wildfires, and potential flooding due to rising sea levels and storm surges);
•increased demand for home improvement products could continue to lessen as the COVID-19 pandemic subsides, causing consumers to spend discretionary income in other ways;
•credit could become less available;
•tax rates and/or health care costs could increase; or
•fuel costs or utility expenses could increase.
Any one or a combination of these factors could result in decreased demand for our products, reduce spending on homebuilding or remodeling of existing homes or cause purchases of new and existing homes to decline. While the vast majority of our net sales are derived from home remodeling activity as opposed to new home construction, a decrease in any of these areas would adversely affect our business, financial condition, and operating results.

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
Our results of operations are sensitive to changes in overall economic and political conditions that impact consumer spending, including discretionary spending. Many economic factors outside of our control, including inflation, conditions in the housing market, interest rates, energy costs, consumer credit availability and terms, consumer debt levels, tax rates and policy, salaries and wage rates, unemployment trends, geopolitical events and uncertainty, influence consumer confidence and spending. Declines in the level of consumer confidence and spending, a general slowdown in the U.S. economy or an uncertain economic outlook have adversely affected, and could continue to adversely affect, consumer spending habits, which have resulted in, and may continue to result in, among other things, reduced demand for our products, which has had, and in the future would have, an adverse effect on our sales and operations results.
The demand for our products and services may be adversely affected by unfavorable economic conditions.
Consumer discretionary spending affects our sales and is impacted by factors outside of our control, including general economic conditions, the residential housing market, unemployment rates and wage levels, rising interest rates, inflation, disposable income levels, consumer confidence, recession fears, and access to credit. In economic downturns, the demand for home improvement products and services may decline, often corresponding with declines in discretionary consumer spending. A weak economy may also cause consumers to defer discretionary replacement and refurbishment activity. Even in generally favorable economic conditions, severe and/or prolonged downturns in the housing market could have a material adverse impact on our financial performance.
In a housing market downturn, our sales and results of operations will be adversely affected; we may have significant inventory impairments and other write-offs; our gross margins may decline significantly from historical levels, and we may incur substantial losses from operations. At any particular time, we cannot accurately predict whether housing market conditions will improve, deteriorate or continue as they exist at that time.
Additionally, we believe that homeowners’ access to consumer credit is a critical factor enabling the purchase of our products. Unfavorable economic conditions or a downturn in the housing market could result in significant tightening of credit markets, which limit the ability of consumers to access financing for home improvements or construction. Tightening consumer credit could prevent consumers from obtaining financing for home projects, which could negatively impact our sales of products and services.
Any disruption in our distribution capabilities, supply chain or our related planning and control processes may adversely affect our business, financial condition, and operating results.
Our success is highly dependent on our planning and distribution infrastructure, which includes the ordering, transportation, and distribution of products to our stores and the ability of suppliers to meet distribution requirements. We need to continue to identify and improve our processes and supply chain and that our distribution infrastructure and supply chain keep pace with our anticipated growth and increased number of stores. The cost of these enhanced processes could be significant and any failure to maintain, grow, or improve them could adversely affect our business, financial condition, and operating results. Due to our rapid expansion, we have had to significantly increase the size of our distribution centers and plan to add additional distribution centers. Increasing the size of our distribution centers may decrease the efficiency of our distribution costs.
We manage our four distribution centers internally rather than rely on independent third-party logistics providers. If we are not able to manage our distribution centers successfully, it could adversely affect our business, financial condition, and operating results. As we continue to add distribution centers, we may incur unexpected costs, and our ability to distribute our products may be adversely affected. Any disruption in the transition to and from or operation of our distribution centers could have an adverse impact on our business, financial condition, and operating results. For example, the landlord for our Maryland distribution center has identified a construction defect with that facility that we are working with the landlord to address. While we are unable to predict the impact such defect could have on our business, any necessary repairs could cause disruption in the operation of that distribution center, which could negatively impact the in-stock positions in the stores served by such distribution center and could have an adverse impact on our business, financial condition, and operating results.

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
Accordingly, we regularly work on supply chain continuity plans. While to date there has been no material impact on supply for most of our sourced merchandise, COVID-19-related labor shortages and supply chain disruptions continue to cause logistical challenges for us and the entire hard surface flooring industry. In particular, the significant congestion at ports of entry to the United States is increasing the time and cost to ship goods to our stores. Additionally, customer demand for certain products has also fluctuated as the COVID-19 pandemic has progressed and customer behaviors have changed, which has challenged our ability to anticipate and/or adjust inventory levels to meet that demand. These factors have resulted in certain of our products having in-stock levels below our goals. In certain cases, we are also experiencing delays in delivering those products to our distribution centers, stores or customers. Recently, we have seen a significant increase in supply chain costs, and we do not know how long this will last. It is our belief that we can pass along these costs. While we are working closely with our suppliers and transportation partners to mitigate the impact of these disruptions, future capacity shortages or shipping cost increases could have an adverse impact upon our business. Our success is also dependent on our ability to provide timely delivery to our customers. Our business could also be adversely affected if fuel prices increase or there are delays in product shipments due to freight difficulties, inclement weather, strikes by our associates or associates of third parties involved in our supply chain, or other difficulties. If we are unable to deliver products to our customers on a timely basis, they may decide to purchase products from our competitors instead of from us, which would adversely affect our business, financial condition, and operating results.
Any failure by us to successfully anticipate trends may lead to loss of consumer acceptance of our products, resulting in reduced net sales.
Each of our stores is stocked with a customized product mix based on consumer demands in a particular market. Our success therefore depends on our ability to anticipate and respond to changing trends and consumer demands in these markets in a timely manner. Our ability to accurately forecast demand for our products could be affected by many factors, including an increase or decrease in customer demand for our products or for products of our competitors, our failure to accurately forecast customer acceptance of new products, product introductions by competitors, unanticipated changes in general market conditions and weakening of economic conditions or consumer confidence in future economic conditions (for example, because of inflationary pressures). If we fail to identify and respond to emerging trends, consumer acceptance of our merchandise and our image with current or potential customers may be harmed, which could reduce our net sales. Additionally, if we misjudge market trends, we may significantly overstock unpopular products, incur excess inventory costs and be forced to reduce the sales price of such products or incur inventory write-downs, which would adversely affect our operating results. Conversely, shortages of products that prove popular could also reduce our net sales through missed sales and a loss of customer loyalty.
If we fail to successfully manage the challenges that our planned new store growth poses or encounter unexpected difficulties or higher costs during our expansion, our operating results and future growth opportunities could be adversely affected.
We have 191 warehouse-format stores and six small-format standalone design studios located throughout the United States as of December 29, 2022. We plan to continue opening new stores for the next several years. This growth strategy and the investment associated with the development of each new store may cause our operating results to fluctuate and be unpredictable or decrease our profits. We cannot ensure that store locations will be available to us, or that they will be available on terms acceptable to us. If additional retail store locations are unavailable on acceptable terms, we may not be able to carry out a significant part of our growth strategy or our new stores’ profitability may be lower. Certain of our new store openings are expected to be smaller stores in smaller markets. We have limited experience executing this strategy, and we cannot guarantee that we will be successful in this strategy. Our future operating results and ability to grow will depend on various other factors, including our ability to:
•successfully select new markets and store locations;
•attract, train and retain highly qualified managers and staff;
•maintain our reputation of providing quality, safe and compliant products; and
•manage store opening costs, including rising construction costs and costs due to delays in construction.

Stores opened in new markets may have higher construction, occupancy or operating costs, or may have lower net sales, than stores opened in the past. In addition, laws or regulations in these new markets may make opening new stores more difficult or cause unexpected delays. The completion date and ultimate cost of future store openings could differ significantly due to construction-related or other reasons, including construction and other delays and cost overruns, such as shortages of materials, shortages of skilled labor or work stoppages, unforeseen construction, scheduling, engineering, environmental or geological problems, governmental or permitting delays, weather interference, fires or other casualty losses and unanticipated cost increases. We cannot guarantee that any project will be completed on time and delays in store openings could have a negative impact on our business and operating results.
In addition, consumers in new markets may be less familiar with our brand, and we may need to increase brand awareness in such markets through additional investments in advertising or high cost locations with more prominent visibility. Newly opened stores may not succeed or may reach profitability slower than we expect, and the ramp-up to profitability may become longer in the future as we enter more markets. Future markets and stores may not be successful and, even if they are successful, our comparable store sales may not increase at historical rates. To the extent that we are not able to overcome these various challenges, our operating results and future growth opportunities could be adversely affected.
Increased competition could cause price declines, decrease demand for our products and decrease our market share.
We operate in the hard surface flooring industry, which is highly fragmented and competitive. We face competition from large home improvement centers, national and regional specialty flooring chains, internet-based companies and independent flooring retailers. Among other things, we compete on the basis of breadth of product assortment, low prices, in-store availability of project-ready quantities, as well as the quality of our products and customer service. As we expand into new and unfamiliar markets, we may experience different competitive conditions than in the past.
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
Our operating results may be affected by the wholesale prices of hard surface flooring products, setting and installation materials, and the related accessories that we sell. These prices may increase based on a number of factors beyond our control, including the price of raw materials used in the manufacture of hard surface flooring, transportation costs, energy costs, changes in supply and demand, concerns about inflation, general economic conditions, labor costs, competition, import duties, tariffs, currency exchange rates, government regulation, the impact of natural disasters (including those due to the effects of climate change), duty and other import costs. In particular, energy costs have increased dramatically in the past and may fluctuate in the future. These increases may result in an increase in our transportation and supply chain costs for distribution from the manufacturer to our distribution centers and from our distribution centers to our retail stores, utility costs for our distribution centers and retail stores, manufacturing of our products, and overall costs to purchase products from our suppliers. A material component of the cost of our product includes transportation costs to move the product from the manufacturer to our stores, and there have been recent capacity constraints. These costs could increase and have a material impact on inventory and cost of sales. Recently, there has been a substantial rise in international container and, to a lesser extent, domestic trucking costs, and if we are not able to raise retail prices, it could have a negative impact on our cost of sales.
We may not be able to adjust the prices of our products, especially in the short-term, to recover these cost increases, and a continual rise in such costs could adversely affect consumer spending and demand for our products and increase our operating costs, both of which could adversely affect our business, financial condition, and operating results.

Our future success is dependent on our ability to execute our business strategy effectively and deliver value to our customers.
We believe our future success will depend on our ability to execute our business strategy effectively and deliver value to our customers. We believe that our breadth of product assortment across a variety of hard surface flooring categories, low prices, and in-store availability of project-ready quantities, as well as the quality of our products and customer service, are among the key competitive advantages and important elements of our total value proposition. If we are unsuccessful in staying competitive with our current value proposition, the demand for our products would decrease, and customers may decide to purchase products from our competitors instead of us. If this were to occur, our net sales, market share, and operating results would be adversely affected.
Our operating results may be adversely affected if we are not successful in managing our inventory.
We currently maintain a high level of inventory in order to have a broad assortment of products across a wide variety of hard surface flooring categories in project-ready quantities, with inventory per warehouse-format store consisting of on average approximately 4,400 SKUs and approximately $3.3 million of inventory at cost as of December 29, 2022. We also carry an additional $709.7 million of inventory outside our stores, primarily at our distribution centers, as of the end of fiscal 2022. The investment associated with this high level of inventory is substantial, and efficient inventory management is a key component of our business success and profitability. If we fail to adequately project the amount or mix of our inventory, we may miss sales opportunities or have to take unanticipated markdowns or hold additional clearance events to dispose of excess inventory, which will adversely affect our operating results.
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
Our success depends upon our ability to attract, hire, train, and retain highly qualified managers and staff.
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

If our recruiting and retention efforts are not successful, we may have or continue to have a shortage of qualified associates in future periods. Any such shortage would decrease our ability to effectively serve our customers. Such a shortage would also likely lead to higher wages for associates and a corresponding reduction in our operating results. In addition, as we expand into new markets, we may find it more difficult to hire, develop, and retain qualified associates and may experience increased labor costs. Any failure by us to attract, hire, train, and retain highly qualified managers and staff could adversely affect our operating results and future growth opportunities, and any increased labor costs due to competition, increased minimum wage (including various federal, state, and local actions to increase minimum wages), associate benefit costs, unionization activity, or other factors would adversely impact our operating expenses.
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
The effects of weather conditions, natural disasters or other unexpected events, including global health crises, such as the COVID-19 pandemic, may disrupt our operations and have a negative impact on our business.
The effects of global climate change, such as extreme weather conditions and natural disasters occurring more frequently or with more intense effects, or the occurrence of unexpected events including wildfires, tornadoes, hurricanes, earthquakes, floods, tsunamis and other severe hazards could adversely affect our business, financial condition, results of operations and cash flows. Extreme weather, natural disasters, power outages or other unexpected events could disrupt our operations by impacting the availability and cost of materials needed for manufacturing, causing physical damage and partial or complete closure of our manufacturing sites or distribution centers, loss of human capital, temporary or long-term disruption in the manufacturing and supply of products and services and disruption in our ability to deliver products and services to customers. These events and disruptions could also adversely affect our customers’ and suppliers’ financial condition or ability to operate, resulting in reduced customer demand, delays in payments received or supply chain disruptions. Further, these events and disruptions could increase insurance and other operating costs, including impacting our decisions regarding construction of new facilities to select areas less prone to climate change risks and natural disasters, which could result in indirect financial risks passed through the supply chain or other price modifications to our products and services.
Additionally, as we have experienced in recent years, the COVID-19 pandemic created significant volatility, uncertainty and economic disruption, both for our business (and many of customers’ and suppliers’ businesses) and the U.S. and global economy more generally. It has also, both directly and indirectly, led to significant operating challenges, including disruptions to our and our suppliers’ global supply chain and business operations, shortages of electronic and other parts and components, freight delays, increased labor shortages and logistical challenges. In response to the challenges presented by the COVID-19 pandemic, we have modified our business practices, and may continue to be required to take further actions as required by the potential for new strains or outbreaks of the virus, additional government requirements or mandates or for any other reason that we may deem to be in the best interests of our employees, customers, suppliers or others in the communities in which we do business. Although many governments have eased or eliminated their restrictions on travel and social interactions, and lifted non-essential business closures, several jurisdictions in which we have operations, such as China, continue to impose public health and government mandates that restrict business activities. These mandates and restrictions have, and could continue to have, an impact on our business and operations, and on those of certain of our suppliers. The impact of the COVID-19 pandemic continues to evolve, and its ultimate impact on our business is highly uncertain and difficult to predict.
Global health crises, such as the COVID-19 pandemic or any other actual or threatened epidemic, pandemic, or outbreak and spread of a communicable disease or virus in the countries where we transact, operate, or sell products and provide services could adversely affect our operations and financial performance. Further, any national, state or local government mandates or other orders taken to minimize the spread of a global health crisis could restrict our ability to conduct business as usual, as well as the business activities of our key customers and suppliers, including the potential for labor shortages. In particular, the ultimate extent of the impact of any epidemic, pandemic or other global health crisis on our business, financial condition and results of operations will depend on future developments which are highly uncertain and cannot be predicted, including new information that may emerge concerning the duration and severity of such epidemic, pandemic or other global health crisis, actions taken to contain or prevent their further spread and the pace of global economic recovery following containment of the spread.

The Company continues to monitor the situation and take appropriate actions in accordance with the recommendations and requirements of relevant authorities. The extent to which the COVID-19 pandemic may impact the Company’s operational and financial performance remains uncertain and will depend on many factors outside the Company’s control, including the timing, extent, trajectory and duration of the pandemic, the emergence of new variants, the development, availability, distribution and effectiveness of vaccines and treatments, the imposition of protective public safety measures, and the impact of the pandemic on the global economy and demand for consumer products and services. Additional future impacts on the Company may include material adverse effects on demand for the Company’s products and services, the Company’s supply chain and sales and distribution channels, the Company’s ability to execute its strategic plans, and the Company’s profitability and cost structure.
To the extent the COVID-19 pandemic adversely affects the Company’s business, results of operations, financial condition and stock price, it may also have the effect of heightening many of the other risks described in this Part I, Item 1A of this Form 10-K.
Rising geopolitical tensions and U.S. policies related to global trade and tariffs, including with respect to antidumping and countervailing duties, could adversely affect our business, financial condition and results of operations.
The current domestic and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy. In particular, the ongoing trade dispute between the U.S. and China has resulted in the U.S. imposing tariffs of 25% on the vast majority of the products we import from China. Approximately 29% of the products we sold in fiscal 2022 were produced in China. Any further expansion in the types or levels of tariffs implemented on China or other countries has the potential to negatively impact our business, financial condition and results of operations. Additionally, there is a risk that the U.S. tariffs on imports are met with tariffs on U.S. produced exports and that a further trade conflict could ensue, which has the potential to significantly impact global trade and economic conditions, including the imposition of new measures with little notice. Potential costs and any attendant impact on pricing arising from these tariffs and any further expansion in the types or levels of tariffs implemented could require us to modify our current business practices and could adversely affect our business, financial condition, and results of operations.
In addition, the U.S. government has imposed import restrictions under the withhold release orders for goods from the Xinjiang Uyghur Autonomous Region and under the Uyghur Forced Labor Prevention Act, which effectively prohibits imports of any goods made either wholly or in part in Xinjiang, which may induce greater supply chain compliance costs and delays to us and to our suppliers. The law prohibits “the importation of goods made with forced labor” unless U.S. Customs and Border Protection determines, based on “clear and convincing evidence”, that the goods in question were not produced “wholly or in part by forced labor” and submits a report to the U.S. Congress setting out its findings. While we do not believe that our suppliers source materials from Xinjiang for the products they sell to us, any withhold release orders or inquires, other companies’ attempts to shift suppliers in response to this law, or other policy developments could result in shortages, delays, and/or price increases that could disrupt our own supply chain or cause our suppliers to renegotiate existing arrangements with us or fail to perform on such obligations. Broader policy uncertainty could also reduce Chinese luxury vinyl plank production, affecting supplies and/or prices for luxury vinyl plank, regardless of supplier. While we have developed multiple supply sources in a variety of countries and believe our vendor compliance program reflects our commitment to a supply chain free of forced labor, we could still be adversely affected by increases in our costs, negative publicity related to the industry, or other adverse consequences to our business.
Rising geopolitical tensions also could adversely affect our business, financial condition, and results of operations. In particular, in recent years, tensions between mainland China and Taiwan have further escalated, with China accelerating the development of military capabilities in order to “reunite Taiwan by force.” In case of a military conflict between China and Taiwan, our ability to import products from China could be limited. Similarly, the ongoing war between Russia and Ukraine could escalate and impact our ability to import products from Europe, including due to further increases in energy costs.
Our net sales growth could be adversely affected if comparable store sales growth is less than we expect.
While future net sales growth will depend substantially on our plans for new store openings, our comparable store sales growth is a significant driver of our net sales, profitability, cash flow, and overall business results. Because numerous factors affect our comparable store sales growth, including, among others, economic conditions, the retail sales environment, the home improvement spending environment, housing turnover, housing appreciation, interest rates, inflation, the hard surface flooring industry and the impact of competition, the ability of our customers to obtain credit, changes in our product mix, the in-stock availability of products that are in demand, changes in staffing at our stores, cannibalization resulting from the opening of new stores in existing markets, lower than expected ramp-up in new store net sales, changes in advertising and other operating costs, weather conditions, retail trends, and our overall ability to execute our business strategy and planned growth effectively, it is possible that we will not achieve our targeted comparable store sales growth or that the change in comparable store sales could be negative. If this were to happen, it is likely that overall net sales growth would be adversely affected.

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
We depend on a number of suppliers, and any failure by any of them to supply us with quality products on attractive terms and prices may adversely affect our business, financial condition, and operating results.
We depend on our suppliers to deliver quality products to us on a timely basis at attractive prices. Additionally, we source the products that we sell from over 240 domestic and international suppliers. Although we purchase from a diverse supplier base, purchases from our largest supplier, which is headquartered in China, accounted for approximately 16% of our net sales in fiscal 2022. No other singular vendor supplied products representing more than 5% of net sales in fiscal 2022. If we are unable to acquire desired merchandise in sufficient quantities on terms acceptable to us, or if we experience a change in business relationship with any of our major suppliers, it could impair our relationship with our customers, impair our ability to attract new customers, reduce our competitiveness, and adversely affect our business, financial condition, and operating results.
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
•disruption due to the public health crises such as the COVID-19 pandemic;
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
Additionally, approximately 29% of the products we sold in fiscal 2022 were produced in China. The Chinese government has in the past imposed restrictions on manufacturing facilities, including a shut-down of transportation of materials and power plants to reduce air pollution. If, in the future, restrictions are imposed that include our operations, our suppliers’ ability to supply current or new orders would be significantly impacted. In addition, China has been impacted by COVID-19, which, along with other public health crises, could impact our ability to obtain products in a timely manner. These and other factors beyond our control could disrupt the ability of our suppliers to ship certain products to us cost-effectively or at all, expose us to significant operational and legal risk and negatively affect our reputation, any of which could adversely affect our business, financial condition and results of operations.
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

Our business exposes us to personal injury, product liability and warranty claims and related governmental investigations, which could result in negative publicity, harm our brand and adversely affect our business, financial condition, and operating results.
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
We generally seek contractual indemnification from our suppliers. However, such contractual indemnification may not be enforceable against the supplier, particularly because many of our suppliers are located outside of the United States. Any personal injury, product liability or warranty claim made against us, whether or not it has merit, or governmental investigation related to our products, could be time-consuming and costly to defend or respond to, may not be covered by insurance carried by us, could result in negative publicity, could harm our brand and could adversely affect our business, financial condition, and operating results. In addition, any negative publicity involving our suppliers, associates, and other parties who are not within our control could adversely affect us.
In connection with the installation or delivery of our products, customers may engage third parties associated with us to enter their homes. In addition, we are piloting in-home design services. While we believe we have appropriate indemnification and risk management practices in place, such activities involve liability and reputational risk, which could adversely affect us.
Unfavorable allegations, government investigations and legal actions surrounding our products and us could harm our reputation, impair our ability to grow or sustain our business, and adversely affect our business, financial condition, and operating results.
We rely on our reputation for offering great value, superior service and a broad assortment of high-quality, safe products. If we become subject to unfavorable allegations, government investigations or legal actions involving our products or us, such circumstances could harm our reputation and our brand and adversely affect our business, financial condition, and operating results. If this negative impact is significant, our ability to grow or sustain our business could be jeopardized.
For instance, we have previously settled claims related to unfavorable allegations surrounding the product quality of our laminates sourced from China. Although such claims have been resolved, we cannot predict whether we will face additional lawsuits that are not covered by the settlement or the release. If additional lawsuits are filed, we could incur significant costs, be liable to damages, be subject to fines, penalties, injunctive relief, criminal charges or other legal risks, which could reduce demand for our products and adversely affect our business, financial condition, and operating results.
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
If we violate or are alleged to have violated environmental, health and safety laws and regulations, we could incur significant costs and other negative effects that could reduce demand for our products and adversely affect our business, financial condition, and operating results.
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

We operate our business in accordance with standards and procedures designed to comply with the applicable laws and regulations in these areas and work closely with our suppliers in order to comply with such laws and regulations. If we violate or are alleged to have violated these laws, we could incur significant costs, be liable for damages, experience delays in shipments of our products, be subject to fines, penalties, criminal charges or other legal risks, or suffer reputational harm, any of which could reduce demand for our products and adversely affect our business, financial condition, and operating results. In addition, there can be no assurance that such laws or regulations will not become more stringent in the future or that we will not incur additional costs in the future in order to comply with such laws or regulations.
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
We are subject to a wide range of general and industry-specific laws and regulations imposed by federal, state and local authorities in the countries in which we operate including those related to customs, foreign operations (such as the FCPA), truth-in-advertising, consumer protection (such as the California Consumer Privacy Act and Telephone Consumer Protection Act), privacy, product safety (such as the Formaldehyde Standards in Composite Wood Products Act), the environment (such as the Lacey Act), import and export controls (such as the Uyghur Forced Labor Prevention Act), intellectual property infringement, zoning and occupancy matters as well as the operation of retail stores and distribution facilities. In addition, various federal and state laws govern our relationship with, and other matters pertaining to, our associates, including wage and hour laws, laws governing independent contractor classifications, requirements to provide meal and rest periods or other benefits, family leave mandates, requirements regarding working conditions and accommodations to certain associates, citizenship or work authorization and related requirements, insurance and workers’ compensation rules and anti-discrimination laws. In recent years, we and other parties in the flooring industry have been or currently are parties to litigation involving claims that allege violations of the foregoing laws, including claims related to product safety and patent claims. In addition, there has been an increase in the number of wage and hour class action claims that allege misclassification of overtime eligible workers and/or failure to pay overtime-eligible workers for all hours worked, particularly in the retail industry, and we are currently defending one such claim. Although we believe that we have complied with these laws and regulations, there is nevertheless a risk that we will become subject to additional claims that allege we have failed to do so. Any claim that alleges a failure by us to comply with any of the foregoing laws and regulations may subject us to fines, penalties, injunctions, litigation and/or potential criminal violations, which could adversely affect our reputation, business, financial condition, and operating results.
Certain of our products may require us to spend significant time and resources in order to comply with applicable advertising, labeling, importation, exportation, environmental, health and safety laws and regulations because if we violate these laws or regulations, we could experience delays in shipments of our goods, be subject to fines or penalties, be liable for costs and damages or suffer reputational harm, any of which could reduce demand for our merchandise and adversely affect our business, financial condition, and operating results.
Any changes to the foregoing laws or regulations or any new laws or regulations that are passed or go into effect may make it more difficult for us to operate our business and in turn adversely affect our operating results.
We may also be subject to audits by various taxing authorities. Similarly, changes in tax laws in any of the multiple jurisdictions in which we operate, or adverse outcomes from tax audits that we may be subject to in any of the jurisdictions in which we operate, could result in an unfavorable change in our effective tax rate, which could adversely affect our business, financial condition, and operating results. In addition, given the nature of our business, certain of our sales are exempt from state sales taxes. If we are audited and fail to maintain proper documentation, any adjustments resulting from such audits could increase our tax liability, including any interest or penalties.

Labor activities could cause labor relations difficulties for us.
Currently none of our associates are represented by a union; however, our associates have the right at any time to form or affiliate with a union. As we continue to grow, enter different regions and operate distribution centers, unions may attempt to organize all or part of our associate base at certain stores or distribution centers within certain regions. We cannot predict the adverse effects that any future organizational activities will have on our business, financial condition, and operating results. If we were to become subject to work stoppages, we could experience disruption in our operations and increases in our labor costs, either of which could adversely affect our business, financial condition, and operating results.
If our efforts to protect the privacy and security of information related to our customers, us, our associates, our suppliers and other third parties are not successful, we could become subject to litigation, investigations, liability and negative publicity that could significantly harm our reputation and relationships with our customers and adversely affect our business, financial condition, and operating results.
Our business, like that of most retailers, involves the receipt, storage and transmission of customers’ personal information, consumer preferences and payment card data, as well as other confidential information related to us, our associates, our suppliers and other third parties, some of which is entrusted to third-party service providers and vendors that provide us with technology, systems and services that we use in connection with the receipt, storage and transmission of such information. Techniques used for cyber-attacks designed to gain unauthorized access to these types of sensitive information by breaching or sabotaging critical systems of large organizations are constantly evolving and generally are difficult to recognize and react to effectively. We may be unable to anticipate these techniques or to implement adequate preventive or reactive security measures. Notwithstanding widespread recognition of the cyber-attack threat and improved data protection methods, high profile electronic security breaches leading to unauthorized release of sensitive information have occurred in recent years with increasing frequency at a number of major U.S. companies, including several large retailers, notwithstanding widespread recognition of the cyber-attack threat and improved data protection methods.
Despite our security measures and those of third parties with whom we do business, such as our banks, merchant card processing and other technology vendors, our respective systems and facilities may be vulnerable to criminal cyber-attacks or security incidents due to malfeasance, intentional or inadvertent security breaches by associates, or other vulnerabilities such as defects in design or manufacture. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery or other forms of deception targeted at our customers, associates, suppliers and service providers. Any such, incidents could compromise our networks and the information stored there could be accessed, misused, publicly disclosed, lost or stolen.
As noted above, the techniques used by criminals to obtain unauthorized access to sensitive data change frequently and often are not recognized until launched against a target; accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures. In addition, advances in computer capabilities, new technological discoveries or other developments may also compromise or result in the obsolescence of the technology used to protect sensitive information. An actual or anticipated attack or security incident may cause us to incur additional costs, including costs related to diverting or deploying personnel, implementing preventative measures, training associates and engaging third-party experts and consultants. Further, any security breach incident could expose us to risks of data loss, regulatory and law enforcement investigations, litigation and liability and could seriously disrupt our operations and any resulting negative publicity could significantly harm our reputation and relationships with our customers and adversely affect our business, financial condition, and operating results.
A material disruption in our information systems, including our website or call center, could adversely affect our business or operating results and lead to reduced net sales and reputational damage.
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
While the previously identified material weakness has been remediated, we may suffer from other material weaknesses in the future. To comply with the requirements of Sections 302 and 404, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal controls can divert our management’s attention from other matters that are important to the operation of our business. In addition, when evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Sections 302 and 404. If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected. This could subject us to litigation or investigations requiring management resources and payment of legal and other expenses and could result in negative publicity, harm to our reputation and adversely affect our business, financial condition, and operating results or adversely affect the market price of our common stock.
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
Changes in tax laws, trade policies and regulations or in our operations and newly enacted laws or regulations may impact our effective tax rate or may adversely affect our business, financial condition, and operating results.
Changes in tax laws in any of the multiple jurisdictions in which we operate, or adverse outcomes from tax audits that we may be subject to in any of the jurisdictions in which we operate, could result in an unfavorable change in our effective tax rate, which could adversely affect our business, financial condition, and operating results.
Developments in tax policy or trade relations could have a material adverse effect on our business, results of operations and liquidity. If there are any adverse changes in tax laws or trade policies that result in an increase in our costs, we may not be able to adjust the prices of our products, especially in the short-term, to recover such costs, and a rise in such costs could adversely affect our business, financial condition, and operating results.

We are subject to payments-related risks that could increase our operating costs, expose us to fraud, subject us to potential liability and potentially disrupt our business.
We accept payments using a variety of methods, including credit cards, debit cards, gift cards and physical bank checks. These payment options subject us to many compliance requirements, including, but not limited to, compliance with the Payment Card Industry Data Security Standards, which represents a common set of industry tools and measurements to help ensure the safe handling of sensitive information, and compliance with contracts with our third-party processors. These payment options also subject us to potential fraud by criminal elements seeking to discover and take advantage of security vulnerabilities that may exist in some of these payment systems. For certain payment methods, including credit cards and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards and gift cards, and it could disrupt or harm our business if these companies become unwilling or unable to provide these services to us, experience a data security incident or fail to comply with applicable rules and industry standards. We are also subject to payment card association operating rules, including data security rules, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or if our data security systems or payment card information of our customers are breached or compromised, there is the potential that parties could seek damages from us, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and lose our ability to accept credit cards and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments, we could lose the confidence of customers and our business, financial condition, and operating results could be adversely affected. We may also need to expend significant management and financial resources to become or remain compliant with relevant standards and requirements, which could divert resources from other initiatives and adversely affect our business, financial condition, and operating results.
We are also in the process of transitioning our proprietary credit card program to a new third-party financial institution. Any disruption in such transition could adversely affect our business, financial condition, and operating results.
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
We are and may continue to become parties to disputes from time to time over rights and obligations concerning intellectual property, and we may not prevail in these disputes. Third parties have and may raise future claims against us alleging infringement or violation of the intellectual property of such third-party. Even if we prevail in such disputes, the costs we incur in defending such dispute may be material and costly. Some third-party intellectual property rights may be extremely broad, and it may not be possible for us to conduct our operations in such a way as to avoid violating any such intellectual property rights. Any such intellectual property claim could subject us to costly litigation and impose a significant strain on our financial resources and management personnel regardless of whether such claim has merit. The liability insurance we maintain may not adequately cover potential claims of this type, and we may be required to pay monetary damages or license fees to third parties, which could have a material adverse effect on our business, financial condition, and operating results.

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
The terms of our $800.0 million ABL Facility and our $204.5 million senior secured term loan facility (as amended to date, the “Term Loan Facility” and together with the ABL Facility, our “Credit Facilities”), restrict our subsidiaries from paying dividends and otherwise transferring cash or other assets to us except in certain limited circumstances. If we become insolvent or there is a liquidation or other reorganization of any of our subsidiaries, our stockholders likely will have no right to proceed against their assets. Creditors of those subsidiaries will be entitled to payment in full from the sale or other disposal of the assets of those subsidiaries before we, as an equity holder, would be entitled to receive any distribution from that sale or disposal. If our subsidiaries are unable to pay dividends or make other payments to us when needed, we will be unable to satisfy our obligations.
We face risks related to our indebtedness.
As of December 29, 2022, the principal amount of our total indebtedness was $204.5 million related to our indebtedness outstanding under the Term Loan Facility. In addition, as of December 29, 2022, we had the ability to access $556.5 million of unused borrowings available under the ABL Facility without violating any covenants thereunder and had $33.3 million in outstanding letters of credit thereunder.
Our indebtedness, combined with our lease and other financial obligations and contractual commitments, could adversely affect our business, financial condition, and operating results by:
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
We may also incur substantial additional indebtedness in the future, subject to the restrictions contained in our Credit Facilities. If such new indebtedness is in an amount greater than our current debt levels, the related risks that we now face could intensify. However, we cannot give assurance that any such additional financing will be available to us on acceptable terms or at all. Moreover, our deduction of business interest expenses for each taxable year is limited generally to 30% of our “adjusted taxable income” for the relevant taxable year. Starting with taxable years beginning after December 31, 2022, the addback of depreciation, depletion and amortization previously allowed in determining “adjusted taxable income” no longer applies due to an automatic change to Section 163(j) of the U.S. Internal Revenue Code of 1986, as amended, scheduled when the Tax Cuts and Jobs Act was enacted in 2017.
Our variable rate debt subjects us to interest rate risk that could cause our debt service obligations to increase significantly.
The debt we incurred under our Credit Facilities are at variable rates of interest, which exposes us to interest rate risk. Reference rates used to determine the applicable interest rates for our variable rate debt began to rise significantly in the second half of fiscal 2022. If interest rates continue to increase, the debt service obligations on such indebtedness will continue to increase even if the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. In addition, as a result of our latest amendments to the Credit Facilities certain of the variable rate indebtedness extended to us uses the Secured Overnight Financing Rate (“SOFR”) as a benchmark for establishing the interest rate. While we believe we will continue to use SOFR, other factors may impact SOFR including factors causing SOFR to cease to exist, new methods of calculating SOFR to be established, or the use of an alternative reference rate(s). These consequences are not entirely predictable and could have an adverse impact on our financing costs, returns on investments, valuation of derivative contracts and our financial results.
Significant amounts of cash are required to service our indebtedness, and any failure to meet our debt service obligations could adversely affect our business, financial condition, and operating results.
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

Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations at all or on acceptable terms, could have an adverse effect on our business, financial condition, and operating results.
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
We are a holding company, and accordingly, substantially all of our operations are conducted through our subsidiaries. The credit agreements governing our Credit Facilities contain, and any future indebtedness would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to engage in acts that may be in our best long-term interests. The credit agreements governing our Credit Facilities include covenants that, among other things, restrict our and our subsidiaries’ ability to:
•incur additional indebtedness;
•create liens;
•make investments, loans, or advances;
•merge or consolidate;
•sell or otherwise dispose assets, including capital stock of subsidiaries, or make acquisitions;
•pay dividends on capital stock or redeem, repurchase or retire capital stock, or make other restricted payments;
•enter into transactions with affiliates;
•repurchase certain indebtedness; and
•in certain cases, maintain less than a certain fixed charge coverage ratio.
Based on the foregoing factors, the operating and financial restrictions and covenants in our current debt agreements and any future financing agreements could adversely affect our ability to finance future operations or capital needs or to engage in other business activities.
In addition, a breach of any of the restrictive covenants in our Credit Facilities may constitute an event of default, permitting the lenders to declare all outstanding indebtedness under our Credit Facilities to be immediately due and payable or to enforce their security interest, which could adversely affect our ability to respond to changes in our business and manage our operations. Upon the occurrence of an event of default under any of the agreements governing our Credit Facilities, the lenders could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in such credit agreements. If any of our indebtedness under our Credit Facilities were to be accelerated, there can be no assurance that our assets would be sufficient to repay this indebtedness in full, which could adversely affect our ability to continue to operate as a going concern. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Credit Facilities” for more information.
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
On May 2, 2017, we completed our initial public offering (the “IPO”). Since the IPO, the price of our common stock as reported by The New York Stock Exchange (“NYSE”) has ranged from a low closing sales price of $24.00 on December 24, 2018 to a high closing sales price of $143.31 on November 4, 2021. In addition, the trading price of our common stock has been, and may continue to be, subject to wide price fluctuations in response to various factors, many of which are beyond our control, including those described above in “Risks Related to Our Business” and the following:
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
In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. Such litigation and any other similar litigation that could be brought in the future, could cause us to incur substantial costs associated with defending such litigation or paying for settlements or damages. Such lawsuits could also divert the time and attention of our management from our operating business. Regardless of whether lawsuits are resolved in our favor or if we are the plaintiff or the defendant in any litigation, any lawsuits to which we are or may become a party will likely be expensive and time consuming to defend or resolve. As a result, such litigation may adversely affect our business, financial condition, and operating results.

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
Our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds through the issuance of new equity securities, debt or a combination of both. Additional financing may not be available on favorable terms or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements. If we issue new debt securities, the debt holders would have rights senior to holders of our common stock to make claims on our assets and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity securities or securities convertible into equity securities, existing stockholders will experience dilution and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of our future offerings. Thus, stockholders bear the risk of our future securities offerings reducing the market price of our common stock and diluting their interest.
We do not currently expect to pay any cash dividends.
The continued operation and growth of our business will require substantial funding. Accordingly, we do not currently expect to pay any cash dividends on shares of our common stock. Any determination to pay dividends in the future will be at the discretion of our Board or directors (the “Board”) and will depend upon our operating results, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our Board deems relevant. Additionally, under our Credit Facilities, our subsidiaries are currently restricted from paying cash dividends except in limited circumstances, and we expect these restrictions to continue in the future. Accordingly, realization of a gain on your investment in our common stock will depend on the appreciation of the price of our common stock, which may never occur. Investors seeking cash dividends in the foreseeable future should not purchase our common stock. See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity” for more information.
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
General Risk Factors
Our business, financial condition, and operating results are dependent on general economic conditions and discretionary spending by our customers, which in turn are affected by a variety of factors beyond our control. If such conditions deteriorate, our business, financial condition, and operating results may be adversely affected.
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
•natural disasters, unpredictable weather or other unexpected events, including global health crises, such as the COVID-19 pandemic;
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
We are engaged in various legal actions, claims and proceedings arising in the ordinary course of business, including claims related to breach of contract, product liabilities, intellectual property matters and employment related matters resulting from our business activities. As with most actions such as these, an estimate of any possible and/or ultimate liability cannot always be determined. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. Additionally, we cannot guarantee that we will not become engaged in additional legal actions, claims, proceedings or governmental investigations in the future. Any such action could result in negative publicity, harm to our reputation and adversely affect our business, financial condition, and operating results.
Our ability to control higher health care costs is limited and could adversely affect our business, financial condition, and operating results.
Under the U.S. Patient Protection and Affordable Care Act (as amended, the “Affordable Care Act”), we are required to provide affordable coverage, as defined in the Affordable Care Act, to all associates, or otherwise be subject to a payment per associate based on the affordability criteria in the Affordable Care Act. Additionally, some states and localities have passed state and local laws mandating the provision of certain levels of health benefits by some employers. These requirements limit our ability to control associate health care costs. If health care costs rise, we may experience increased operating costs, which may adversely affect our business, financial condition, and operating results.
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
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. New accounting rules or regulations and changes to existing accounting rules or regulations have occurred and may occur in the future. Future changes to accounting rules or regulations, such as changes to revenue recognition or lease accounting guidance, climate-disclosure requirements, or a requirement to convert to international financial reporting standards, could adversely affect our operating results through increased cost of compliance.

Changes in U.S. taxation of businesses could adversely affect us.
We are subject to taxes in the United States. Due to economic and political conditions, tax laws and tax rates for income taxes and other non-income taxes in various jurisdictions may be subject to significant change. Any such tax changes could materially increase the amount of taxes we would be required to pay, which could adversely affect our business, financial condition, and operating results. For example, increases in the corporate tax rate may adversely impact our cash flow, which would in turn negatively impact our performance and liquidity. Other changes that may be enacted in the future, including changes to tax laws enacted by state or local governments in jurisdictions in which we operate, could result in further changes to state and local taxation and materially adversely affect our financial position and results of operations.
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.    PROPERTIES.
As of December 29, 2022, we operated 191 U.S. warehouse-format stores located in 36 states as shown in the table below:

State	Number of Stores
Alabama	1
Arizona	6
California	27
Colorado	5
Connecticut	3
Florida	25
Georgia	9
Illinois	10
Indiana	2
Iowa	1
Kansas	2
Kentucky	2
Louisiana	2
Maryland	3
Massachusetts	5
Michigan	3
Minnesota	2
Missouri	2
Nebraska	1
Nevada	4
New Hampshire	1
New Jersey	5
New Mexico	1
New York	4
North Carolina	5
Ohio	4
Oklahoma	2
Oregon	1
Pennsylvania	2
South Carolina	3
Tennessee	4
Texas	30
Utah	3
Virginia	6
Washington	3
Wisconsin	2
Total	191

The following table presents the percentage of our owned versus leased facilities in operation at the end of fiscal 2022 and their total square footage:

square footage in thousands	Owned	Leased	Total Square Footage
Stores	5%	95%	15,093
Distribution centers	20%	80%	5,680
Offices and other	—%	100%	244
Total			21,017
Stores include our 191 warehouse-format stores and six small-format design studios. Distribution centers include our four distribution centers located in or near Houston, Savannah, Los Angeles, and Baltimore and our transload facility near Los Angeles. Offices and other includes our headquarters, which we refer to as our store support center, located in Atlanta, Georgia, separate product review and sample fulfillment centers located in Marietta, Georgia, and other administrative, sales, and warehousing facilities supporting our commercial flooring distribution business. The property tables above exclude locations where we have taken possession of the premises but are not yet operating. See Note 9, “Commitments and Contingencies” of the notes to our consolidated financial statements included in this Annual Report for additional details related to our leases.
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
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock is publicly traded on the NYSE under the symbol “FND.” On February 20, 2023, there were 20 stockholders of record of our Class A common stock. The actual number of stockholders is greater than the number of record holders stated above, and includes stockholders who are beneficial owners, but whose shares are held in “street name” by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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

Stock Performance Graph
The following graph shows a comparison of cumulative total return to holders of common stock against the cumulative total return of the S&P 500 Index and the S&P 500 Home Improvement Retail Index for our fiscal years 2018 through 2022. The comparison of the cumulative total returns for each investment assumes that $100 was invested in our Class A common stock and the respective indices on December 28, 2017 (the last trading day of fiscal 2017) through December 29, 2022, including reinvestment of any dividends. Historical share price performance should not be relied upon as an indication of future share price performance.

$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
12/28/2017
12/27/2018
12/26/2019
12/31/2020
12/30/2021
12/29/2022
FND
S&P 500 Index
S&P 500 Home Improvement Retail Index

Fiscal Year Ended	FND	S&P 500 Index	S&P 500 Home Improvement Retail Index
December 28, 2017	$ 100.00	$ 100.00	$ 100.00
December 27, 2018	$ 52.45	$ 92.61	$ 92.12
December 26, 2019	$ 101.43	$ 120.55	$ 119.60
December 31, 2020	$ 187.24	$ 139.76	$ 148.40
December 30, 2021	$ 262.11	$ 177.81	$ 231.37
December 29, 2022	$ 143.15	$ 143.23	$ 181.50
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Repurchases of our Common Stock
None.
ITEM 6.    RESERVED

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes thereto and other financial information included elsewhere in this filing. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in “Item 1A. Risk Factors.” See the cautionary note regarding forward-looking statements set forth at the beginning of this Annual Report.
Overview
Founded in 2000, Floor & Decor is a high-growth, differentiated, multi-channel specialty retailer of hard surface flooring and related accessories with 191 warehouse-format stores across 36 states as of December 29, 2022. We believe that we offer the industry’s broadest assortment of tile, wood, laminate, vinyl, and natural stone flooring along with decorative and installation accessories and adjacent categories at everyday low prices positioning us as the one-stop destination for our customers’ entire hard surface flooring needs. We appeal to a variety of customers, including professional installers and commercial businesses (“Pro”), Do it Yourself customers (“DIY”), and customers who buy the products for professional installation (“Buy it Yourself” or “BIY”). Our warehouse-format stores, which average approximately 79,000 square feet, carry on average approximately 4,400 flooring and decorative and installation accessory SKUs, approximately 1.1 million square feet of flooring products, and $3.3 million of inventory at cost as of December 29, 2022. We believe that our inspiring design centers and creative and informative visual merchandising also greatly enhance our customers’ renovation experience. In addition to our stores, our website FloorandDecor.com showcases our products.
We believe our strong financial results are a reflection of a growing domestic hard surface flooring market, a unique approach to selling hard surface flooring, and our consistent and disciplined culture of innovation and reinvestment, together creating a differentiated business model in the hard surface flooring category. In fiscal 2022, we experienced our fourteenth consecutive year of comparable store sales growth.

	Fiscal Year Ended
dollars in thousands	12/29/2022	12/30/2021
Net sales	$4,264,473	$3,433,533
Net income	$298,195	$283,230
Adjusted EBITDA	$577,050	$485,100
Comparable store sales	9.2%	27.6%
Number of warehouse-format stores	191	160
During fiscal 2022, we continued to make key long-term strategic investments, including:
•completing the relocation of our previous distribution center near Houston, Texas to a larger distribution center in the Houston area;
•opening 32 new warehouse-format stores and four design studios and closing one warehouse-format store, ending the year with 191 warehouse-format stores and six design studios;
•focusing on innovative new products and localized assortments, supported by inspirational in-store and online visual merchandising solutions;
•investing in our Pro, connected customer, in-store designer, customer relationship, and store focused technology;
•adding more resources dedicated to serving our Pro customers, including hiring professional external sales staff to drive more commercial sales; and
•investing capital to continue enhancing the in-store shopping experience for our customers.
During fiscal 2022, although we continued to be impacted by the availability and cost of labor as well as supply chain challenges, including higher freight costs and congestion at ports of entry to the United States, these pressures began to show signs of easing toward the end of the year. While we have passed our higher transportation costs on to customers, we remain focused on providing exceptional value to our customers through our broad assortment and “everyday low price” strategy. We believe that our strong relationships with our suppliers and transportation partners have been instrumental in helping us to navigate difficulties in the supply chain environment; however, the potential significance and duration of these supply chain challenges is uncertain, and future capacity shortages or cost increases could have an adverse impact upon our business. In addition, while we did not experience significant COVID-19 related disruptions to our business in fiscal 2022, there remains uncertainty regarding what impact COVID-19 may have on our business in the future.

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
We believe that comparable store sales is a useful measure as it allows management, analysts, investors, and other interested parties to evaluate the sales performance of our retail stores. In addition, comparable store sales highlights our sales and market share growth. Management uses comparable store sales to evaluate the effectiveness of our selling strategies, to make budgeting decisions, and to compare our performance against that of other peer companies using similar measures.
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

Gross Profit and Gross Margin
Our gross profit is variable in nature and generally follows changes in net sales. Our gross profit and gross margin can also be impacted by changes in our prices, our merchandising assortment, shrinkage, damage, selling of discontinued products, the cost to transport our products from the manufacturer to our stores, and our distribution center costs. With respect to our merchandising assortment, certain of our products tend to generate somewhat higher margins than other products within the same product categories or among different product categories. We have experienced inflation increases in certain of our product categories but historically have been able to source from a different manufacturer or pass increases on to our consumers. Our gross profit and gross margin, which reflect our net sales and our cost of sales and any changes to the components thereof, allow us to evaluate our profitability and overall business results.
Gross profit is calculated as net sales less cost of sales. Gross profit as a percentage of net sales is referred to as gross margin. Cost of sales consists of merchandise costs, as well as freight costs to transport inventory to our distribution centers and stores, and duty and other costs that are incurred to distribute the merchandise to our stores. Cost of sales also includes shrinkage, damage, warehousing costs, sourcing and compliance costs. We receive cash consideration from certain vendors related to vendor allowances and volume rebates, which is recorded as a reduction of costs of sales as the inventory is sold or as a reduction of the carrying value of inventory while the inventory is still on hand. Costs associated with arranging and paying for freight to deliver products to customers is included in cost of sales. The components of our cost of sales may not be comparable to the components of cost of sales, or similar measures, of other retailers. As a result, data in this filing regarding our gross profit and gross margin may not be comparable to similar data made available by other retailers.
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
EBITDA and Adjusted EBITDA are non-GAAP measures of our financial performance and should not be considered as alternatives to net income as a measure of financial performance or any other performance measure derived in accordance with GAAP, and they should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of liquidity or free cash flow for management's discretionary use. In addition, these non-GAAP measures exclude certain non-recurring and other charges. Each of these non-GAAP measures has its limitations as an analytical tool, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. In evaluating EBITDA and Adjusted EBITDA, you should be aware that in the future we will incur expenses that are the same as or similar to some of the items eliminated in the adjustments made to determine EBITDA and Adjusted EBITDA, such as stock-based compensation expense, distribution center relocation expenses, fair value adjustments related to contingent-earn out liabilities, and other adjustments. Our presentation of EBITDA and Adjusted EBITDA should not be construed to imply that our future results will be unaffected by any such adjustments. Definitions and calculations of EBITDA and Adjusted EBITDA differ among companies in the retail industry, and therefore EBITDA and Adjusted EBITDA disclosed by us may not be comparable to the metrics disclosed by other companies.

Other Key Financial Definitions
Net Sales
Net sales reflect our sales of merchandise, less discounts and estimated returns and include our in-store sales and e-commerce sales. In certain cases, we arrange and pay for freight to deliver products to customers and bill the customer for the estimated freight cost, which is also included in net sales. Revenue is recognized when we satisfy the performance obligations in contracts with our customers, which is typically when the customer obtains control of the underlying inventory.
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
Selling and Store Operating Expenses
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
General and Administrative Expenses
General and administrative expenses consist primarily of costs incurred outside of our stores and include administrative personnel wages in our store support center and regional functions, bonuses and benefits, supplies, depreciation and amortization, and store support center expenses. Insurance, legal expenses, information technology costs, consulting, and other miscellaneous operating costs are also included. We expect that our general and administrative expenses will increase in future periods with future growth. General and administrative expenses include both fixed and variable components, and therefore, are not directly correlated with net sales. The components of our general and administrative expenses may not be comparable to the components of similar measures of other retailers.
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

Results of Operations
The comparison of the fiscal years ended December 30, 2021 and December 31, 2020 can be found in our annual report on Form 10-K for the fiscal year ended December 30, 2021 (the “2021 Annual Report”) located within Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Results of operations for prior periods should not be considered indicative of future results. For information about the potential impacts that risks, such as global supply chain disruptions, inflation, geopolitical instability, and COVID-19, among others, may have on our results of operations and overall financial performance for future periods, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview” and Item 1A., “Risk Factors”
For the fiscal years ended December 29, 2022 and December 30, 2021
The following tables summarize key components of our results of operations for the periods indicated (certain numbers may not sum due to rounding):

	Fiscal Year Ended
	12/29/2022		12/30/2021		Increase (Decrease)
dollars in thousands	Amount	% of Net sales	Amount	% of Net sales	$	%
Net sales	$4,264,473	100.0%	$3,433,533	100.0%	$830,940	24.2%
Cost of sales	2,536,757	59.5	2,011,267	58.6	525,490	26.1%
Gross profit	1,727,716	40.5	1,422,266	41.4	305,450	21.5%
Operating expenses:
Selling and store operating	1,078,466	25.3	849,440	24.7	229,026	27.0%
General and administrative	213,848	5.0	199,401	5.8	14,447	7.2%
Pre-opening	38,642	0.9	34,433	1.0	4,209	12.2%
Total operating expenses	1,330,956	31.2	1,083,274	31.5	247,682	22.9%
Operating income	396,760	9.3	338,992	9.9	57,768	17.0%
Interest expense, net	11,138	0.3	4,924	0.1	6,214	126.2%
Income before income taxes	385,622	9.0	334,068	9.7	51,554	15.4%
Provision for income taxes	87,427	2.1	50,838	1.5	36,589	72.0%
Net income	$298,195	7.0%	$283,230	8.2%	$14,965	5.3%

	Fiscal Year Ended
	12/29/2022	12/30/2021
Comparable store sales	9.2%	27.6%
Comparable average ticket	17.0%	7.2%
Comparable customer transactions	(6.6)%	19.1%
Number of warehouse-format stores	191	160
Adjusted EBITDA (in thousands) (1)	$577,050	$485,100
Adjusted EBITDA (% of net sales)	13.5%	14.1%
(1)    Refer to “Reconciliation of Non-GAAP Measures” further below for reconciliation of Adjusted EBITDA to net income.

Net Sales
Net sales during fiscal 2022 increased $830.9 million, or 24.2%, compared to fiscal 2021 due to an increase in comparable store sales of 9.2% and sales from the net 31 new warehouse-format stores and four new design studios that we opened during the year. The comparable store sales increase during the period of 9.2%, or $315.5 million, was driven by a 17.0% increase in comparable average ticket, partially offset by a 6.6% decrease in comparable customer transactions. Among our seven product categories, five experienced comparable store sales increases during fiscal 2022, including laminate and vinyl, tile, decorative accessories and wall tile, installation materials and tools, and adjacent categories. Non-comparable store sales were $515.4 million during the same period driven by new stores and revenue from our Spartan subsidiary, which was acquired in the second quarter of fiscal 2021.
We believe the decrease in comparable customer transactions for fiscal 2022 was partly driven by macroeconomic demand slowing in fiscal 2022 as interest and mortgage rates increased and existing home sales declined, an unfavorable comparison to our strong fiscal 2021 results, and a shift in consumer spending toward travel and services. We have more than offset the decrease in comparable customer transactions with an increase in comparable average ticket due to focusing on driving higher sales through our ecommerce, pro, and design initiatives, which all carry a higher average ticket, as well as raising our retail prices due to higher supply chain and product costs. We also believe that our business model, with its focus on substantial amounts of trend-right, in-stock inventory, is also contributing to the sales increase.
Gross Profit and Gross Margin
Gross profit during fiscal 2022 increased $305.5 million, or 21.5%, compared to fiscal 2021. The increase in gross profit was primarily driven by the 24.2% increase in net sales, partially offset by a decrease in gross margin to 40.5%, down approximately 90 basis points from 41.4% in fiscal 2021. The decrease in gross margin was primarily due to higher supply chain costs.
Selling and Store Operating Expenses
Selling and store operating expenses increased $229.0 million, or 27.0%, compared to fiscal 2021. As a percentage of net sales, selling and store operating expenses increased by approximately 60 basis points to 25.3% from 24.7% in fiscal 2021. These increases were primarily attributable to growth in new stores and, to a lesser extent, increased wages and higher credit card transaction processing fees across all of our stores.
General and Administrative Expenses
General and administrative expenses increased $14.4 million, or 7.2%, during fiscal 2022 compared to fiscal 2021 due to costs to support store growth, including increased store support staff, higher depreciation related to technology and other store support center investments, and operating expenses related to our Spartan subsidiary. Our general and administrative expenses as a percentage of net sales decreased by approximately 80 basis points to 5.0% from 5.8% in the prior year. The decline as a percentage of net sales was primarily driven by lower accruals for employee incentive compensation and sales growing faster than increases in rent and depreciation.
Pre-Opening Expenses
Pre-opening expenses during fiscal 2022 increased $4.2 million, or 12.2%, compared to fiscal 2021. The increase primarily resulted from opening or preparing to open more stores compared to the prior year and was modestly impacted by higher costs to open new stores.
Interest Expense
Net interest expense in fiscal 2022 increased $6.2 million, or 126.2%, compared to fiscal 2021. The increase in interest expense was primarily due to an increase in amounts borrowed under our ABL Facility and interest rate increases on outstanding debt, partially offset by increases in interest capitalized and interest income from our interest cap derivative contracts.
Income Taxes
The provision for income taxes was $87.4 million in fiscal 2022 compared to $50.8 million in fiscal 2021. The effective tax rate was 22.7% for fiscal 2022 compared to 15.2% for fiscal 2021. The increase in the effective tax rate was primarily due to year-over-year decreases in excess tax benefits related to stock-based compensation awards.

Reconciliation of Non-GAAP Financial Measures
EBITDA and Adjusted EBITDA
For the periods presented, the following table reconciles EBITDA and Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP:

	Fiscal Year Ended
in thousands	12/29/2022	12/30/2021
Net income	$298,195	$283,230
Depreciation and amortization (a)	153,446	115,223
Interest expense, net	11,138	4,924
Income tax expense	87,427	50,838
EBITDA	550,206	454,215
Stock-based compensation expense (b)	22,233	20,528
Acquisition and integration expense (c)	—	3,392
Tariff refund adjustments (d)	—	1,728
COVID-19 costs (e)	—	1,154
Other (f)	4,611	4,083
Adjusted EBITDA	$577,050	$485,100
(a)    Excludes amortization of deferred financing costs, which is included as part of interest expense, net in the table above.
(b)    Non-cash charges related to stock-based compensation programs, which vary from period to period depending on the timing of awards and forfeitures.
(c)    Represents third-party transaction, legal, and consulting costs directly related to the acquisition of Spartan that was completed in fiscal 2021.
(d)    Represents a reduction in the non-interest portion of estimated tariff refund receivables during fiscal 2021. Interest income for tariff refunds is included within interest expense, net in the table above.
(e)    Amounts are comprised of sanitation, personal protective equipment, and other costs directly related to efforts to mitigate the impact of the COVID-19 pandemic on our business.
(f)    Other adjustments include amounts management does not consider indicative of our core operating performance. Amounts for both periods primarily relate to relocation expenses for our Houston distribution center and changes in the fair value of contingent earn-out liabilities.
Seasonality
Historically, our business has had very little seasonality. Our specialty hard surface flooring and decorative home product offering makes us less susceptible to holiday shopping seasonal patterns compared to other retailers. However, we generally conduct a small clearance event during our third fiscal quarter followed by a smaller clearance event towards the end of the year. The timing of these clearance events is driven by operational considerations rather than customer demand and could change from year to year.
Liquidity and Capital Resources
Liquidity is provided primarily by our cash flows from operations and our $800.0 million ABL Facility. Unrestricted liquidity based on our December 29, 2022 financial data was $566.3 million, consisting of $9.8 million in cash and cash equivalents and $556.5 million immediately available for borrowing under the ABL Facility without violating any covenants thereunder. Our liquidity is not generally seasonal, and our uses of cash are primarily tied to when we open stores and make other capital expenditures.
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

Total capital expenditures in fiscal 2023 are planned to be between approximately $620 million to $675 million and are expected to be funded primarily by cash generated from operations and borrowings under the ABL Facility. Our capital needs may change in the future due to changes in our business, new opportunities that we choose to pursue, or other factors. We currently expect the following for capital expenditures in fiscal 2023:
•invest approximately $495 million to $525 million to open 32 to 35 warehouse-format stores, relocate stores, and begin construction on stores opening in fiscal 2024;
•invest approximately $95 million to $110 million in existing store remodeling projects and our distribution centers; and
•invest approximately $30 million to $40 million in information technology infrastructure, e-commerce, and other store support center initiatives.
Cash Flow Analysis
A summary of our operating, investing, and financing activities are shown in the following table:

	Fiscal Year Ended
in thousands	12/29/2022	12/30/2021
Net cash provided by operating activities	$112,450	$301,342
Net cash used in investing activities	(455,637)	(471,238)
Net cash provided by financing activities	213,537	1,568
Net decrease in cash and cash equivalents	$(129,650)	$(168,328)
Net Cash Provided By Operating Activities
Cash provided by operating activities consists primarily of (i) net income adjusted for non-cash items, including depreciation and amortization, changes in the fair values of contingent earn-out liabilities, deferred income taxes, and stock-based compensation and (ii) changes in working capital.
Net cash provided by operating activities was $112.5 million for fiscal 2022 and $301.3 million for fiscal 2021. The decrease in net cash provided by operating activities was primarily driven by increases in inventory purchases and other working capital items to support our operations, partially offset by higher operating income compared to the prior fiscal year.
Net Cash Used In Investing Activities
Investing activities typically consist primarily of capital expenditures for new store openings, existing store remodels (including leasehold improvements, racking, fixtures, product and display vignettes, and enhanced design centers), and new infrastructure and information systems. Cash payments to acquire businesses are also included in investing activities.
Net cash used in investing activities was $455.6 million for fiscal 2022 and $471.2 million for fiscal 2021. The decrease in net cash used in investing activities was driven by a $59.8 million decrease in cash paid for acquisitions and $4.8 million in proceeds from a land sale, offset by a $48.9 million increase in capital expenditures. The year-over-year growth in capital expenditures was primarily driven by (i) an increase in new stores that opened or were under construction, as we generally incur significant capital expenditures for new stores a few to several months in advance of opening, (ii) payment of construction costs related to the Houston distribution center relocation, and (iii) an increase in existing store remodels.
Net Cash Provided by Financing Activities
Financing activities consist primarily of borrowings and related repayments under our credit agreements, proceeds from the exercise of stock options and our employee share purchase program, and payments of contingent earn-out consideration related to the Spartan acquisition.
Net cash provided by financing activities was $213.5 million for fiscal 2022 and $1.6 million for fiscal 2021. The increase in cash provided by financing activities was primarily driven by amounts borrowed under our ABL during fiscal 2022.
Our Credit Facilities
As of December 29, 2022, total Term Loan Facility debt was $204.5 million and the total amount borrowed under our ABL Facility was $210.2 million.
On August 4, 2022, we amended the ABL Facility to, among other things, increase the Company’s revolving commitments to a total aggregate principal amount of $800 million, extend the stated maturity date of the ABL Facility to August 4, 2027, and transition the benchmark interest rate for borrowings from a LIBOR-based benchmark to a SOFR-based benchmark.

On November 15, 2022, we amended the Term Loan Facility to transition the benchmark interest rate for borrowings from a LIBOR-based benchmark to a SOFR-based benchmark.
For additional information regarding our Term Loan Facility and ABL Facility, including recent amendments, applicable covenants, and other details, please refer to Note 10, “Debt” of the notes to the consolidated financial statements included in this Annual Report.
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
Supply Chain Finance Program
As part of our ongoing efforts to improve cash flow and liquidity, we facilitate a voluntary supply chain finance program (the “Finance Program”) for certain of our suppliers. Suppliers that participate in the Finance Program extend our payment terms by approximately 40 days on average. Under the Finance Program, participating suppliers may choose to sell receivables due from us to a participating financial institution at the sole discretion of both the suppliers and the financial institution. The Finance Program is administered by third-party financial institutions, and the Company's responsibility is limited to making payment on the terms originally negotiated with participating suppliers, regardless of whether such suppliers sell receivables to the financial institutions. Suppliers who choose to participate in the Finance Program may, at their sole discretion, make offers to the financial partners who administer the Finance Program to finance one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to the third-party financial institutions.
Accordingly, amounts due to our suppliers that elected to participate in the Finance Program totaled $82.5 million and $160.4 million as of December 29, 2022 and December 30, 2021, respectively, and are included in trade accounts payable in our Consolidated Balance Sheets. Payments made under the Finance Program are reflected in net cash provided by operating activities in our Consolidated Statements of Cash Flows.
Material Cash Requirements, including Contractual Obligations to Third Parties
We enter into long-term obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. The following table summarizes our material cash requirements over the next several periods from known contractual or other obligations as of December 29, 2022:

	Payments due by period
in thousands	Total	12/28/2023	12/26/2024	12/25/2025	12/31/2026	12/30/2027	Thereafter
Operating leases (1)	$1,882,381	$170,669	$189,116	$177,156	$166,350	$158,809	$1,020,281
Purchase obligations (2)	880,315	847,565	8,165	9,051	10,141	5,393	—
Long-term debt	414,699	2,103	2,103	2,103	2,629	405,761	—
Estimated interest on long-term debt (3)	105,123	21,651	23,241	25,025	24,897	10,309	—
Letters of credit	33,260	33,260	—	—	—	—	—
Total	$3,315,778	$1,075,248	$222,625	$213,335	$204,017	$580,272	$1,020,281
(1)We enter into operating leases during the normal course of business. Most lease arrangements provide us with the option to renew the leases at defined terms. The future operating lease obligations set forth above would change if we were to exercise these options or enter into additional operating leases.
(2)Purchase obligations include agreements to purchase goods or services that are enforceable or legally binding. The majority of our purchase obligations are for inventory purchases, capital projects related to our stores and distribution centers, and software and license commitments. Purchase orders that are not binding agreements are excluded from the table above.
(3)For purposes of this table, interest has been estimated assuming our long-term debt is held to maturity and based on interest rates in effect for our indebtedness, adjusted for the effect of our interest rate caps, as of December 29, 2022. Actual borrowing levels and interest costs may differ.

For fiscal 2022, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures, or capital resources. We do not have any relationship with unconsolidated entities or financial partnerships for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.
U.S. Tariffs and Global Economy
The current domestic and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy. In particular, the ongoing trade dispute between the U.S. and China has resulted in the U.S. imposing tariffs of 25% on many products from China. While exclusions from tariffs were granted for certain products from China, nearly all of these exclusions have expired. In fiscal 2022, approximately 29% of the products we sold were produced in China. As we continue to manage the impact these tariffs may have on our business, we continue taking steps to mitigate some of these cost increases through negotiating lower costs from our vendors, increasing retail pricing as we deem appropriate, and sourcing from alternative countries. While our efforts have mitigated a substantial portion of the overall effect of increased tariffs, the enacted tariffs have increased our inventory costs and associated cost of sales for the remaining products still sourced from China.
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
Revenue Recognition
Description. We recognize revenue and the related cost of sales when we satisfy the performance obligations in contracts with our customers in accordance with Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“Topic 606”). Our performance obligations for our retail store sales, as well as for orders placed through our website and shipped to our customers, are satisfied at the point-of-sale, which is typically the point at which the customer obtains control of the inventory. In some cases, merchandise is not physically ready for transfer to the customer at the point-of-sale, and revenue recognition is deferred until the customer has control of the inventory. Shipping and handling activities are accounted for as activities to fulfill the promise to transfer goods rather than as separate performance obligations as outlined within Topic 606. Payment is generally due from the customer immediately at the point-of-sale for both retail store sales and website sales with the exception of a small number of commercial clients purchasing through our commercial credit program, which typically offers longer payment terms.
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

Effect if actual results differ from assumptions. A 10% change in our sales returns reserves and related return asset accruals at December 29, 2022 would have had a net impact of approximately $1.5 million on operating income in fiscal 2022. Sales returns reserves and related return asset accruals over the last few years have fluctuated primarily based on changes in sales levels and, to a lesser extent, changes in customer return rates.
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
Judgments and uncertainties involved in the estimate. We provide provisions for losses related to shrinkage and other amounts that are otherwise not expected to be fully recoverable. These provisions are calculated based on historical shrinkage, selling prices, margins, and current business trends. The estimates have calculations that require management to make assumptions based on the current rate of sales, age, salability and profitability of inventory, historical percentages that can be affected by changes in our merchandising mix, customer preferences, rates of sell through, and changes in actual shrinkage trends.
Effect if actual results differ from assumptions. A 10% change in our inventory valuation and shrinkage reserves at December 29, 2022 would have affected operating income by approximately $0.9 million in fiscal 2022. Inventory valuation and shrinkage reserves have increased approximately in proportion to our inventory growth over the last few years.
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
Effect if actual results differ from assumptions. If actual results are not consistent with the assumptions and estimates used, we could be exposed to additional adjustments that could positively or negatively impact gross margin and inventory. However, substantially all receivables associated with vendor rebates and allowances do not require subjective long-term estimates because they are collected soon after each quarter end, primarily within the first two months. Adjustments to gross margin and inventory in the following fiscal year have historically not been material.
Leases
Description. We recognize lease assets and corresponding lease liabilities for all operating leases on our Consolidated Balance Sheets, excluding short-term leases (leases with terms of 12 months or less) as described under ASU No. 2016-02, “Leases (Topic 842).” The majority of our long-term operating lease agreements include options to extend, which are also factored into the recognition of their respective assets and liabilities when appropriate based on management’s assessment of the probability that the options will be exercised. Lease payments are discounted using the rate implicit in the lease, or, if not readily determinable, a third-party secured incremental borrowing rate based on information available at lease commencement. The secured incremental borrowing rate is estimated based on yields obtained from Bloomberg for U.S. consumers with a BB credit rating and is adjusted for collateralization as well as inflation. Additionally, certain of our lease agreements include escalating rents over the lease terms, which, under Topic 842, results in rent being expensed on a straight-line basis over the life of the lease that commences on the date we have the right to control the property.
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
Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our Credit Facilities, which carry variable interest rates. As of December 29, 2022, our Term Loan Facility and ABL Facility, which have variable interest rates, had remaining principal balances of $204.5 million and $210.2 million, respectively. A 1.0% increase in the effective interest rate for these debt instruments would cause an increase in interest expense of approximately $4.1 million over the next twelve months, excluding the impact of interest rate cap agreements. To lessen our exposure to interest rate risk, we entered into two $75.0 million interest rate cap agreements. The contracts effectively cap SOFR related interest payments on a portion of our Term Loan Facility to less than 1.68% through April 2024. The U.S. Federal Reserve began raising interest rates in fiscal 2022 and has signaled an intent to raise interest rates further. As a result, these agreements are partially offsetting increases in interest expense on our Term Loan Facility as rates have increased to a level above the specified SOFR caps. For additional information related to the Company’s Credit Facilities, refer to Note 10, “Debt” of the notes to the consolidated financial statements included in this Annual Report.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Floor & Decor Holdings, Inc. and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Floor & Decor Holdings, Inc. and Subsidiaries (the Company) as of December 29, 2022 and December 30, 2021, the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 29, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 29, 2022 and December 30, 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 29, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2023 expressed an unqualified opinion thereon.
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

Right-of-use assets and lease liabilities

Description of the Matter
As discussed in Notes 1 and 9 to the consolidated financial statements, the Company recognizes right-of-use assets and corresponding lease liabilities for all leases on the balance sheet, excluding short-term leases (leases with terms of 12 months or less) as described under Accounting Standards Codification 842 (“ASC 842”). Because most of the Company’s leases do not provide a determinable implicit rate, the Company used a third party to assist in determining its incremental borrowing rates, which were used to calculate its right-of-use assets and lease liabilities. As of December 29, 2022, the Company’s right-of-use assets were $1,205.6 million and lease liabilities were $1,333.2 million (of which $105.7 million was current and $1,227.5 million was long-term).

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

To test the right-of-use assets and lease liabilities recorded by the Company for new or modified leases entered into during the year ended December 29, 2022, our audit procedures included, among others, evaluating the methodology, significant assumptions and underlying data used by the Company. We involved our valuation specialists to assist in evaluating the Company’s methodology to develop the incremental borrowing rates and preparing an independent calculation of the rates, which we compared to management’s estimates.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2011.
Atlanta, Georgia
February 23, 2023

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Floor & Decor Holdings, Inc. and Subsidiaries
Opinion on Internal Control Over Financial Reporting
We have audited Floor & Decor Holdings, Inc. and Subsidiaries’ internal control over financial reporting as of December 29, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Floor & Decor Holdings, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 29, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 29, 2022 and December 30, 2021, the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 29, 2022, and the related notes and our report dated February 23, 2023 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Atlanta, Georgia
February 23, 2023

Floor & Decor Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

in thousands, except for share and per share data	As of December 29, 2022	As of December 30, 2021
Assets
Current assets:
Cash and cash equivalents	$9,794	$139,444
Income taxes receivable	7,325	3,507
Receivables, net	94,732	81,463
Inventories, net	1,292,336	1,008,151
Prepaid expenses and other current assets	53,298	40,780
Total current assets	1,457,485	1,273,345
Fixed assets, net	1,258,056	929,083
Right-of-use assets	1,205,636	1,103,750
Intangible assets, net	152,353	151,935
Goodwill	255,473	255,473
Deferred income tax assets, net	11,265	9,832
Other assets	10,974	7,277
Total long-term assets	2,893,757	2,457,350
Total assets	$4,351,242	$3,730,695
Liabilities and stockholders’ equity
Current liabilities:
Current portion of term loan	$2,103	$2,103
Current portion of lease liabilities	105,693	104,602
Trade accounts payable	590,883	661,883
Accrued expenses and other current liabilities	298,019	248,935
Deferred revenue	10,060	14,492
Total current liabilities	1,006,758	1,032,015
Term loan	195,351	195,762
Revolving line of credit	210,200	—
Lease liabilities	1,227,507	1,120,990
Deferred income tax liabilities, net	41,520	40,958
Other liabilities	12,730	17,771
Total long-term liabilities	1,687,308	1,375,481
Total liabilities	2,694,066	2,407,496
Commitments and Contingencies (Note 9)
Stockholders’ equity
Capital stock:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at December 29, 2022 and December 30, 2021	—	—
Common stock Class A, $0.001 par value; 450,000,000 shares authorized; 106,150,661 shares issued and outstanding at December 29, 2022 and 105,760,650 issued and outstanding at December 30, 2021	106	106
Common stock Class B, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at December 29, 2022 and December 30, 2021	—	—
Common stock Class C, $0.001 par value; 30,000,000 shares authorized; 0 shares issued and outstanding at December 29, 2022 and December 30, 2021	—	—
Additional paid-in capital	482,312	450,332
Accumulated other comprehensive income, net	4,337	535
Retained earnings	1,170,421	872,226
Total stockholders’ equity	1,657,176	1,323,199
Total liabilities and stockholders’ equity	$4,351,242	$3,730,695
See accompanying notes to consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income

	Fiscal Year Ended
in thousands, except for per share data	December 29, 2022	December 30, 2021	December 31, 2020
Net sales	$4,264,473	$3,433,533	$2,425,788
Cost of sales	2,536,757	2,011,267	1,390,896
Gross profit	1,727,716	1,422,266	1,034,892
Operating expenses:
Selling and store operating	1,078,466	849,440	654,100
General and administrative	213,848	199,401	144,715
Pre-opening	38,642	34,433	21,498
Total operating expenses	1,330,956	1,083,274	820,313
Operating income	396,760	338,992	214,579
Interest expense, net	11,138	4,924	8,389
Gain on early extinguishment of debt	—	—	(1,015)
Income before income taxes	385,622	334,068	207,205
Provision (benefit) for income taxes	87,427	50,838	12,224
Net income	$298,195	$283,230	$194,981
Change in fair value of hedge instruments, net of tax	3,802	371	357
Total comprehensive income	$301,997	$283,601	$195,338
Basic earnings per share	$2.82	$2.71	$1.90
Diluted earnings per share	$2.78	$2.64	$1.84
See accompanying notes to consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common Stock Class A		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
in thousands	Shares	Amount
Balance, December 27, 2019	101,458	$101	$370,413	$(193)	$394,015	$764,336
Stock-based compensation expense	—	—	16,115	—	—	16,115
Exercise of stock options	2,485	2	19,252	—	—	19,254
Issuance of restricted stock awards	369	1	—	—	—	1
Shares issued under employee stock purchase plan	56	—	2,344	—	—	2,344
Other comprehensive gain, net of tax	—	—	—	357	—	357
Net income	—	—	—	—	194,981	194,981
Balance, December 31, 2020	104,368	104	408,124	164	588,996	997,388
Stock-based compensation expense	—	—	20,528	—	—	20,528
Exercise of stock options	1,253	2	14,734	—	—	14,736
Issuance of restricted stock awards	29	—	—	—	—	—
Forfeiture of restricted stock awards	(3)	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	29	—	—	—	—	—
Shares issued under employee stock purchase plan	46	—	3,063	—	—	3,063
Issuance of stock related to acquisition	50	—	5,000	—	—	5,000
Common stock redeemed for tax liability	(11)	—	(1,117)	—	—	(1,117)
Other comprehensive gain, net of tax	—	—	—	371	—	371
Net income	—	—	—	—	283,230	283,230
Balance, December 30, 2021	105,761	106	450,332	535	872,226	1,323,199
Stock-based compensation expense	—	—	22,233	—	—	22,233
Exercise of stock options	352	—	7,592	—	—	7,592
Forfeiture of restricted stock awards	(59)	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	59	—	—	—	—	—
Shares issued under employee stock purchase plan	62	—	4,379	—	—	4,379
Common stock redeemed for tax liability	(24)	—	(2,224)	—	—	(2,224)
Other comprehensive gain, net of tax	—	—	—	3,802	—	3,802
Net income	—	—	—	—	298,195	298,195
Balance, December 29, 2022	106,151	$106	$482,312	$4,337	$1,170,421	$1,657,176
See accompanying notes to consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Fiscal Year Ended
in thousands	December 29, 2022	December 30, 2021	December 31, 2020
Operating activities
Net income	$298,195	$283,230	$194,981
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	155,023	118,196	91,640
Stock-based compensation expense	22,233	20,528	16,115
Change in fair value of contingent earn-out liabilities	2,529	—	—
Deferred income taxes	2,525	3,042	9,614
Interest cap derivative contracts	114	357	372
Loss on asset impairments and disposals, net	20	438	14
Gain on early extinguishment of debt	—	—	(1,015)
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(12,150)	(19,768)	18,874
Inventories, net	(283,438)	(349,678)	(72,135)
Trade accounts payable	(84,732)	232,761	49,439
Accrued expenses and other current liabilities	38,716	36,684	59,017
Income taxes	(8,865)	(15,897)	15,264
Deferred revenue	(4,432)	3,158	3,432
Other, net	(13,288)	(11,709)	20,552
Net cash provided by operating activities	112,450	301,342	406,164
Investing activities
Purchases of fixed assets	(456,600)	(407,671)	(212,448)
Acquisitions, net of cash acquired	(3,810)	(63,567)	—
Proceeds from sales of property and equipment	4,773	—	—
Net cash used in investing activities	(455,637)	(471,238)	(212,448)
Financing activities
Proceeds from term loans	—	65,000	75,000
Payments on term loans	(2,103)	(76,202)	(2,697)
Borrowings on revolving line of credit	1,047,100	13,466	275,000
Payments on revolving line of credit	(836,900)	(15,969)	(275,000)
Payment of contingent earn-out liability	(2,571)	—	—
Proceeds from exercise of stock options	7,592	14,736	19,254
Proceeds from employee stock purchase plan	4,379	3,063	2,344
Debt issuance costs	(1,736)	(1,409)	(6,882)
Tax payments for stock-based compensation awards	(2,224)	(1,117)	—
Net cash provided by financing activities	213,537	1,568	87,019
Net (decrease) increase in cash and cash equivalents	(129,650)	(168,328)	280,735
Cash and cash equivalents, beginning of the period	139,444	307,772	27,037
Cash and cash equivalents, end of the period	$9,794	$139,444	$307,772
Supplemental disclosures of cash flow information
Buildings and equipment acquired under operating leases	$225,968	$285,865	$177,932
Cash paid for interest, net of capitalized interest	$7,403	$6,279	$8,043
Cash paid for income taxes, net of refunds	$92,923	$63,684	$12,670
Fixed assets accrued at the end of the period	$116,997	$87,645	$19,987
See accompanying notes to consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 29, 2022
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
As of December 29, 2022, the Company, through its wholly owned subsidiary, Floor and Decor Outlets of America, Inc. (“F&D” or “Outlets”), operates 191 warehouse-format stores, which average 79,000 square feet, and six small-format standalone design studios in 36 states as well as four distribution centers and an e-commerce site, FloorandDecor.com. Substantially all of the Company’s operating assets and liabilities are held by Outlets.
Fiscal Year
The Company’s fiscal year is the 52- or 53-week period ending on the Thursday on or preceding December 31st. The fiscal year ended December 31, 2020 (fiscal “2020”) includes 53 weeks, while the fiscal years ended December 29, 2022 (“fiscal 2022”) and December 30, 2021 (“fiscal 2021”) include 52 weeks. 52-week fiscal years consist of thirteen-week periods in each quarter of the fiscal year. When a 53-week fiscal year occurs, we report the additional week at the end of the fiscal fourth quarter.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.
Use of Estimates
The preparation of the financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the period. Actual results could differ from these estimates.
The COVID-19 pandemic negatively impacted the Company's financial and operating results during the first half of fiscal 2020 and, depending on future developments, which are uncertain, could have additional negative impacts in the future.
Business Combinations
The Company accounts for acquisitions in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). The purchase price of an acquisition is measured as the aggregate fair value of the consideration transferred at the date of acquisition. The purchase price is allocated to the fair values of the tangible and intangible assets acquired and liabilities assumed, with any excess recorded as goodwill. These fair value determinations require judgment and may involve the use of significant estimates and assumptions. The purchase price allocation may be provisional during a measurement period of up to one year from the acquisition date to provide reasonable time to obtain the information necessary to identify and measure the assets acquired and liabilities assumed. Only facts and circumstances that existed as of the acquisition date are considered for subsequent adjustment to the purchase price allocation, and any such adjustment will be recognized in the period in which it is determined prior to completion of the measurement period. Transaction costs associated with acquisitions are expensed as incurred.
Cash and Cash Equivalents
Cash consists of currency and demand deposits with banks.

Receivables
Receivables consist primarily of amounts due from credit card companies, vendor receivables, and commercial credit receivables. The Company typically collects its credit card receivables within three to five business days of the underlying sale to the customer, while commercial credit receivables are typically collected within 40 days after the customer takes possession of the goods. The Company has agreements with a majority of its large merchandise vendors that allow for specified rebates based on purchasing volume. Generally, these agreements are on an annual basis, and the Company collects the majority of rebates earned each quarter subsequent to quarter end. Additionally, the Company has agreements with substantially all vendors that allow for the return of certain merchandise throughout the normal course of business. When inventory is identified to return to a vendor, it is removed from inventory and recorded as a receivable on the Consolidated Balance Sheet, and any variance between capitalized inventory cost associated with the return and the expected vendor reimbursement is expensed in Cost of sales in the Consolidated Statements of Operations and Comprehensive Income when the inventory is identified to be returned to the vendor. The Company reserves for estimated uncollected receivables based on historical trends, which historically have been immaterial. The allowance for doubtful accounts was $0.4 million and $0.3 million as of December 29, 2022 and December 30, 2021, respectively.
Credit Program
Credit is offered to the Company's customers through a proprietary credit card underwritten by third-party financial institutions at no recourse to the Company. The Company also offers limited credit to its commercial clients. The Company’s total credit exposure for receivables not insured by a third party at the end of fiscal 2022 and fiscal 2021 was $10.2 million and $6.0 million, respectively.
Inventory Valuation and Shrinkage
Inventories consist of merchandise held for sale and are stated at the lower of cost or net realizable value. When evidence exists that the net realizable value of inventory is lower than its cost, the difference is recorded in cost of sales in the Consolidated Statements of Operations and Comprehensive Income in the period in which it occurs. The Company determines inventory costs using the moving weighted average cost method. The Company capitalizes transportation, duties, and other costs to get product to its retail locations. The Company records reserves for estimated losses related to shrinkage and other amounts that are otherwise not expected to be fully recoverable. These reserves are calculated based on historical shrinkage, selling price, margin, and current business trends. The estimates have calculations that require management to make assumptions based on the current rate of sales, age, salability, and profitability of inventory, historical percentages that can be affected by changes in the Company's merchandising mix, customer preferences, and changes in actual shrinkage trends. These reserves totaled $8.7 million and $7.8 million as of December 29, 2022 and December 30, 2021, respectively.
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
Leasehold improvements are amortized using the straight-line method over the shorter of (i) the original term of the lease, (ii) renewal term of the lease if the renewal is reasonably certain or (iii) the useful life of the improvement. The Company’s fixed assets are depreciated using the following estimated useful lives:

Useful Life
Furniture, fixtures and equipment	2 - 7 years
Leasehold improvements	10 - 25 years
Buildings and building improvements	10 - 35 years
Computer software and hardware	3 - 7 years
Land	Indefinite
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
During the fourth quarter of fiscal 2022, the Company qualitatively assessed whether it was more likely than not that the goodwill and indefinite-lived intangible assets were impaired. Based on this assessment, the Company determined that its goodwill and other indefinite-lived intangible assets were not impaired as of October 28, 2022. No events or changes in circumstances have occurred since the date of the Company's most recent annual impairment assessment that would more likely than not reduce the fair value of the reporting unit below its carrying amount.
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
Leases
The Company recognizes lease right-of-use assets and corresponding lease liabilities for all operating leases on the balance sheet, excluding short-term leases (leases with terms of 12 months or less) as described under ASU No. 2016-2, “Leases (Topic 842).” The majority of the Company’s long-term operating lease agreements include options to extend, which are also factored into the recognition of their respective assets and liabilities when appropriate based on management’s assessment of the probability that the options will be exercised. Lease payments are discounted using the rate implicit in the lease, or, if not readily determinable, a third-party secured incremental borrowing rate based on information available at lease commencement. The secured incremental borrowing rate is estimated based on yields obtained from Bloomberg for U.S. consumers with a BB credit rating and is adjusted for collateralization as well as inflation. Additionally, certain of the Company’s lease agreements include escalating rents over the lease terms, which, under Topic 842, results in rent being expensed on a straight-line basis over the life of the lease that commences on the date the Company has the right to control the property.
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
As of December 29, 2022 and December 30, 2021, net ARO assets included in property, plant and equipment were $5.2 million and $2.7 million, respectively, and net ARO liabilities included in other long-term liabilities were $6.8 million and $3.5 million, respectively.

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
Derivative Financial Instruments
Changes in interest rates impact the Company’s results of operations. In an effort to manage exposure to this risk, the Company enters into derivative contracts and may adjust its derivative portfolio as market conditions change. Derivative contracts are recognized at fair value on the Consolidated Balance Sheets. Unrealized changes in the fair value of hedged derivative instruments are recorded in accumulated other comprehensive income within the stockholders’ equity section of the Consolidated Balance Sheets.
The Company has outstanding interest rate cap contracts designated as cash flow hedges that are expected to continue to be highly effective in offsetting changes in cash flow attributable to floating interest rate risk. The effective portion of the gain or loss on effective cash flow hedges is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period in which the hedged transaction affects earnings. To the extent that hedges are not highly effective, the ineffective portion of the hedge is immediately recognized in earnings. The Company performs an assessment of the effectiveness of its derivative contracts designated as hedges, including assessing the possibility of counterparty default. If it is determined that a derivative is no longer expected to be highly effective, hedge accounting is discontinued prospectively, and subsequent changes in the fair value of the hedge are recognized in earnings. See Note 8, “Derivatives and Risk Management” for additional information.
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

Gift Cards and Merchandise Credits
The Company sells gift cards to customers through its stores and website and also issues merchandise credits in its stores. Gift cards and merchandise credits are accounted for by recognizing a liability at the time the gift card is sold or the merchandise credit is issued. The liability is relieved and revenue is recognized upon redemption. We recognize breakage revenue that is not subject to escheatment based on historical redemption patterns for the portion of gift card values that are not expected to be redeemed. Accordingly, in fiscal years 2022, 2021, and 2020, the Company recognized gift card breakage income related to unredeemed gift cards of $3.7 million, $2.4 million, and $1.5 million, respectively, within net sales in the Consolidated Statements of Operations and Comprehensive Income.
Loyalty Program
Our Pro Premier loyalty program allows customers to earn points through purchases in our stores and our website. The Company allocates the transaction price between the goods and services sold and the loyalty points earned based on their relative standalone selling prices, which takes into account the portion of loyalty points expected to be redeemed. For eligible transactions, loyalty points are typically awarded at one percent, but may be awarded at up to four percent for our higher volume customers, of the selling price of the merchandise sold and are recognized at the time of sale as a liability. Breakage for loyalty point rewards is estimated based on historical customer redemption patterns and may change in the future as the program matures. In fiscal years 2022, 2021, and 2020, loyalty breakage of $1.9 million, $2.2 million, and $1.4 million, respectively, was recognized as net sales in the Consolidated Statements of Operations and Comprehensive Income.
Sales Returns and Allowances
The Company accrues for estimated sales returns based on historical results. The allowance for sales returns at December 29, 2022 and December 30, 2021, was $33.3 million and $36.2 million, respectively.
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
Advertising Expenses
The Company expenses advertising costs as the advertising takes place. Advertising costs incurred during the fiscal years ended December 29, 2022, December 30, 2021, and December 31, 2020 were $104.3 million, $90.4 million, and $66.6 million, respectively, and are included in selling and store operating expenses and pre-opening expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income.

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
Stock-Based Compensation
The Company accounts for stock-based compensation, including employee stock options, restricted stock, and employee stock purchase plans, in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”), which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation, net of forfeitures, over the requisite service period for awards expected to vest. As necessary, the Company obtains independent third-party valuation studies to assist with determining the grant date fair value of employee stock awards. Stock-based compensation cost is recognized as expense over the requisite service period based on the number of years for which the requisite service is expected to be rendered. Refer to Note 11, “Stockholders’ Equity” for additional details related to the Company’s stock-based compensation awards.
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
Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) for purposes of allocating resources and evaluating financial performance. The Company’s CODM, its Chief Executive Officer, reviews financial information presented on a consolidated basis, accompanied by information about the Company’s two operating segments, Floor & Decor Retail and Spartan Surfaces, Inc. (“Spartan”), for purposes of allocating resources and evaluating financial performance. The Spartan segment, which engages in commercial flooring distribution and is entirely comprised of the Company’s Spartan subsidiary, does not meet the materiality criteria of ASC 280, Segment Reporting (“ASC 280”), and is therefore not disclosed separately as a reportable segment.

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
Recently Adopted Accounting Pronouncements
Presentation of Financial Statements, Financial Services—Depository and Lending, Financial Services—Investment Companies. In August 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-06, “Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services—Investment Companies (Topic 946).” The ASU includes Release No.33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses. This update amends certain SEC disclosure guidance that is included in the accounting standards codification to reflect the SEC’s recent issuance of rules intended to modernize and streamline disclosure requirements, including updates to business acquisition and disposition significance tests used, the significance thresholds for pro forma statement disclosures, the number of preceding years of financial statements required for disclosure, and other provisions in the SEC releases. The guidance is effective upon its addition to the FASB codification. The adoption of ASU No. 2021-06 did not have a material impact on the Company’s consolidated financial statements or related disclosures.
Reference Rate Reform. In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848)”, which provides optional guidance to ease the potential accounting and financial reporting burden of reference rate reform, including the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The new guidance provides temporary optional expedients and exceptions for applying U.S. GAAP to transactions affected by reference rate reform if certain criteria are met. These transactions include contract modifications, hedging relationships, and the sale or transfer of debt securities classified as held-to-maturity. Entities may apply the provisions of the new standard as of the beginning of the reporting period when the election is made. In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848),” which amended ASU 2020-04 to clarify the scope and application of the original guidance in ASU No. 2020-04. In December 2022, the FASB issued ASU No. 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848”, which amended ASU 2020-04 to extend the period of time entities can utilize the reference rate reform relief guidance under ASU 2020-04 from December 31, 2022 to December 31, 2024. In the fourth quarter of fiscal 2022, the Company adopted ASU 2020-04 and its amendments. The adoption of ASU 2020-04 and its amendments did not have a material impact on the Company’s consolidated financial statements or related disclosures.
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

Recently Issued Accounting Pronouncements
Supplier Finance Programs. In September 2022, the FASB issued ASU No. 2022-04, “Liabilities - Supplier Finance Programs (Subtopic 405-50).” The ASU requires that buyers in a supplier finance program disclose sufficient information for a user of the financial statements to understand the program's nature, activity, changes from period to period, and potential magnitude. The ASU is expected to improve financial reporting by requiring new disclosures about the programs, thereby allowing financial statement users to better consider the effect of such programs on an entity’s working capital, liquidity, and cash flows. The guidance in ASU 2022-04 is effective for interim and fiscal years beginning after December 15, 2022. Once adopted, it should be applied retrospectively to each period in which a balance sheet is presented, excluding the amendment on roll forward information, which should be presented prospectively and is effective for fiscal years beginning after December 15, 2023. Early adoption of the standard is permitted. The adoption of ASU 2022-04 is not expected to have a material impact on the Company’s consolidated financial statements.
Business Combinations. In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” The ASU addresses diversity and inconsistency related to the recognition and measurement of contract assets and contract liabilities acquired in a business combination and require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. This standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the standard is permitted, including adoption in an interim period. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements or related disclosures and would only be applicable to the extent that the Company has future business combinations.

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
Contract liabilities within the Consolidated Balance Sheets as of December 29, 2022 and December 30, 2021 primarily consisted of deferred revenue as well as amounts in accrued expenses and other current liabilities related to the Pro Premier loyalty program and unredeemed gift cards. As of December 29, 2022, contract liabilities totaled $57.0 million and included $10.1 million of deferred revenue, $33.8 million of loyalty program liabilities, and $13.1 million of unredeemed gift cards. As of December 30, 2021, contract liabilities totaled $40.2 million and included $14.5 million of deferred revenue, $20.4 million of loyalty program liabilities, and $5.3 million of unredeemed gift cards. Of the contract liabilities outstanding as of December 30, 2021, approximately $17.2 million was recognized in revenue during fiscal 2022.

Disaggregated Revenue
The Company has one reportable segment. The following table presents the net sales of each major product category for each of the last three fiscal years:

	Fiscal Year Ended
in thousands	December 29, 2022		December 30, 2021		December 31, 2020
Product Category	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Laminate and vinyl	$1,184,636	28%	$876,714	26%	$555,963	23%
Tile	963,999	23	801,101	23	605,357	25
Decorative accessories and wall tile	744,888	17	642,697	19	464,589	19
Installation materials and tools	713,127	17	558,721	16	403,184	17
Wood	274,528	6	259,637	8	211,307	9
Natural stone	212,167	5	199,140	6	152,665	6
Adjacent categories	69,820	2	54,482	1	20,487	1
Other (1)	101,308	2	41,041	1	12,236	—
Total	$4,264,473	100%	$3,433,533	100%	$2,425,788	100%
(1)Other includes delivery, sample, and other product revenue and adjustments for deferred revenue, sales returns reserves, and other revenue related adjustments that are not allocated on a product-level basis.
3. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of December 29, 2022 and December 30, 2021 consisted of the following:

in thousands	December 29, 2022	December 30, 2021
Accrued construction in progress new stores	$72,737	$59,771
Loyalty program liability	33,818	20,404
Sales returns and allowances	33,284	36,210
Wages and payroll tax payable	26,415	20,147
Sales tax payable	25,253	25,232
Accrued incentive compensation	23,561	36,705
Insurance reserve incurred but not reported	19,635	14,770
Unredeemed gift cards	13,082	5,334
Other	50,234	30,362
Accrued expenses and other current liabilities	$298,019	$248,935

4. Fixed Assets
Fixed assets as of December 29, 2022 and December 30, 2021 consisted of the following:

in thousands	December 29, 2022	December 30, 2021
Leasehold improvements	$653,151	$488,713
Furniture, fixtures, and equipment	350,556	298,519
Buildings and building improvements (1)	315,343	133,493
Computer software and hardware	158,519	173,249
Land	86,927	80,509
Construction in process (2)	145,709	165,286
Fixed assets, at cost	1,710,205	1,339,769
Less: accumulated depreciation and amortization	452,149	410,686
Fixed assets, net	$1,258,056	$929,083
(1)    Represents buildings and building improvements on land that the Company owns as well as on land that the Company is leasing through ground leases.
(2)    To conform to the current period presentation, fixed assets by category for the fiscal year ended December 30, 2021 has been updated within this table to present construction in process as a separate category.
Depreciation and amortization on fixed assets for the fiscal years ended December 29, 2022, December 30, 2021, and December 31, 2020 was $149.6 million, $113.4 million, and $90.1 million, respectively.
5. Intangible Assets
Goodwill and changes in the carrying amount of goodwill are as follows for the periods presented:

in thousands	December 29, 2022	December 30, 2021
Goodwill, balance at beginning of year	$255,473	$227,447
Acquisitions (1)	—	28,026
Goodwill, balance at end of year	$255,473	$255,473
(1)    Reflects goodwill related to the Spartan acquisition completed in fiscal 2021. See Note 14, “Acquisitions” for additional details.
The gross carrying amount and accumulated amortization of other intangible assets as of December 29, 2022 and December 30, 2021 are as follows:

	December 29, 2022			December 30, 2021
in thousands	Gross carrying amount (1)	Accumulated amortization	Net carrying value	Gross carrying amount (1)	Accumulated amortization	Net carrying value
Amortizable intangible assets:
Customer relationships	$38,216	$(4,728)	$33,488	$34,900	$(1,697)	$33,203
Non-compete agreement	300	(104)	196	300	(37)	263
Total amortizable intangible assets	38,516	(4,832)	33,684	35,200	(1,734)	33,466
Indefinite-lived intangible assets:
Trade names	118,669	—	118,669	118,469	—	118,469
Total intangible assets:	$157,185	$(4,832)	$152,353	$153,669	$(1,734)	$151,935
(1)    Refer to Note 14, “Acquisitions” for details related to intangible assets acquired during fiscal 2022 and fiscal 2021.

Amortization expense related to amortizable intangible assets was $3.1 million and $1.7 million for the fiscal years ended December 29, 2022 and December 30, 2021, respectively. Amortization expense related to amortizable intangible assets was immaterial for the fiscal year ended December 31, 2020.
As of December 29, 2022, the estimated aggregate future amortizable expense related to other intangible assets is as follows:

in thousands	Amount
2023	$3,250
2024	3,250
2025	3,250
2026	3,185
2027	3,185
Thereafter	17,564
Total	$33,684
6. Income Taxes
The components of the provision for income taxes are as follows:

	Fiscal Year Ended
in thousands	December 29, 2022	December 30, 2021	December 31, 2020
Current expense (benefit):
Federal	$73,463	$37,869	$(1,781)
State	16,489	9,927	4,391
Total current expense	89,952	47,796	2,610
Deferred expense (benefit):
Federal	(78)	4,853	11,684
State	(2,447)	(1,811)	(2,070)
Total deferred (benefit) expense	(2,525)	3,042	9,614
Provision for income taxes	$87,427	$50,838	$12,224
The following is a summary of the differences between the total provision for income taxes as shown on the financial statements and the provision for income taxes that would result from applying the federal statutory tax rate of 21% for the fiscal years ended December 29, 2022, December 30, 2021, and December 31, 2020 to income before income taxes:

	Fiscal Year Ended
in thousands	December 29, 2022	December 30, 2021	December 31, 2020
Computed “expected” provision at statutory rate	$80,984	$70,154	$43,513
State income taxes, net of federal income tax benefit (1)	11,744	6,186	1,493
Permanent differences:
Excess tax benefit related to stock-based compensation awards	(3,762)	(25,710)	(27,003)
Other	874	908	517
Total permanent differences	(2,888)	(24,802)	(26,486)
Provision to return	183	(34)	(150)
Federal tax credits	(1,535)	(1,471)	(920)
CARES Act benefit	—	—	(7,676)
Uncertain tax positions	(848)	308	2,724
Other, net	(213)	497	(274)
Provision for income taxes	$87,427	$50,838	$12,224
(1)     Includes state excess tax benefits related to stock-based compensation awards for fiscal years 2022, 2021, and 2020 of $0.8 million, $4.6 million, and $5.3 million, respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and (liabilities) are presented below:

	Fiscal Year Ended
in thousands	December 29, 2022	December 30, 2021
Deferred tax assets:
Lease liabilities	$339,972	$308,198
Accruals not currently deductible for tax purposes	16,014	11,622
Stock-based compensation	11,320	8,754
Inventories	10,337	10,711
Other intangibles	4,187	335
Gift card liability	3,206	1,254
Other (1)	2,608	5,514
Total deferred tax assets	387,644	346,388
Deferred tax liabilities:
Right-of-use assets	(302,008)	(274,151)
Fixed assets	(85,621)	(70,289)
Intangible assets	(27,430)	(27,198)
Other	(2,840)	(5,876)
Total deferred tax liabilities	(417,899)	(377,514)
Net deferred tax liabilities	$(30,255)	$(31,126)
(1)    To conform to the current period presentation, the litigation accrual for December 30, 2021 is presented within other deferred tax assets.
The Company utilized $1.3 million and $0.2 million of tax-effected state net operating losses in fiscal 2022 and fiscal 2021, respectively; as of December 29, 2022, approximately $0.7 million of tax-effected state net operating losses were available to reduce future income taxes. The state net operating losses expire in various amounts beginning in fiscal 2032.
In assessing the realization of deferred tax assets, including net operating losses, management considered whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in prior carryback periods, future reversals of existing taxable temporary differences, tax planning strategies, and future taxable income exclusive of reversing temporary differences and carryforwards in making this assessment, and accordingly, has concluded that no valuation allowance is necessary as of December 29, 2022 or December 30, 2021.
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
Following is a reconciliation of the beginning and ending balance of unrecognized tax benefits for periods presented:

	Fiscal Year Ended
in thousands	December 29, 2022	December 30, 2021	December 31, 2020
Unrecognized tax benefits balance at beginning of fiscal year	$1,073	$6,107	$402
Additions based on tax positions related to the current year	—	390	281
Additions for tax positions of prior years	—	—	5,424
Reductions due to settlements	—	(5,424)	—
Reductions for tax positions of prior years	(1,073)	—	—
Unrecognized tax benefits balance at end of fiscal year	$—	$1,073	$6,107

As of December 29, 2022 and December 30, 2021, there were no unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate. The Company's policy is to classify interest and penalties related to unrecognized tax benefits in income tax expense. The Company recognized $0.6 million of interest expense related to unrecognized tax benefits during fiscal 2020 and no such interest expense during fiscal years 2022 or 2021.
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
Inflation Reduction Act
On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other things, implements a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. The enactment of this legislation did not have a material impact on the Company’s consolidated financial statements.
7. Fair Value Measurements
As of December 29, 2022 and December 30, 2021, the Company had certain financial assets and liabilities on its Consolidated Balance Sheets that were required to be measured at fair value on a recurring or non-recurring basis. The estimated fair values of financial assets and liabilities such as cash and cash equivalents, receivables, prepaid expenses and other current assets, other assets, accounts payable, and accrued expenses and other current liabilities approximate their respective carrying values as reported within the Consolidated Balance Sheets. Refer to Note 1, “Summary of Significant Accounting Policies” and Note 14, “Acquisitions” for a discussion of the valuation of goodwill and intangible assets, respectively. See Note 10, “Debt” for discussion of the fair value of the Company’s debt.
Recurring Fair Value Measurements
As of December 29, 2022, the contingent earn-out liabilities, primarily related to the Spartan acquisition as described in Note 14, “Acquisitions,” had an aggregate estimated fair value of $11.0 million, of which $5.8 million is included in other liabilities and $5.2 million is included in accrued expenses and other current liabilities within the Consolidated Balance Sheets. The Company’s contingent earn-out liabilities are classified as level 3 within the fair value hierarchy due to the use of unobservable inputs that are significant to their respective valuations. For the fiscal year ended December 29, 2022, $2.5 million was recognized in general and administrative expense within the Consolidated Statements of Operations and Comprehensive Income related to increases in the fair value of the contingent earn-out liabilities. The table below summarizes changes in contingent earn-out liabilities as of December 29, 2022.

in thousands	Contingent Earn-out Liabilities
Balance at December 30, 2021	$10,231
Acquisitions	830
Fair value adjustments	2,529
Payments	(2,571)
Balance at December 29, 2022	$11,019

The Company determined the fair value of the contingent earn-out liability with assistance from a third-party valuation specialist using a Monte Carlo valuation method with significant unobservable inputs, including the following weighted-average assumptions as of December 29, 2022, and December 30, 2021:

	December 29, 2022	December 30, 2021
Discount rate	13.5%	11.5%
Revenue volatility	18.6%	29.0%
EBITDA volatility	35.0%	55.0%
Interest Rate Cap Contracts
The Company has outstanding interest rate cap contracts that were valued primarily using level 2 inputs based on data readily observable in public markets. The Company's interest rate cap contracts were negotiated with counterparties without going through a public exchange. Accordingly, the Company's fair value assessments for these derivative contracts gave consideration to the risk of counterparty default as well as the Company's own credit risk. As of December 29, 2022 and December 30, 2021, the total fair value of the Company's interest rate cap contracts was approximately $5.9 million and $0.5 million, respectively, which are presented as a component of accumulated other comprehensive income within stockholders’ equity on the Consolidated Balance Sheets net of tax of $1.4 million and less than $0.1 million, respectively.
Non-recurring Fair Value Measurements
Except for the acquisition-related fair value measurements described in Note 14, “Acquisitions,” there were no assets or liabilities as of December 29, 2022 or December 30, 2021 that resulted from fair value measurements made on a non-recurring basis.
8. Derivatives and Risk Management
Interest Rate Risk
The Company’s exposure to market risk from adverse changes in interest rates is primarily associated with its long-term debt obligations, which carry variable interest rates. Market risk associated with the Company’s variable interest rate long-term debt relates to the potential negative impact to future earnings and cash flows from an increase in interest rates.
In an effort to manage exposure to the risk associated with variable interest rate long term debt, the Company periodically enters into interest rate derivative contracts. These interest rate derivative contracts are used to convert the interest rate exposure on a portion of the Company’s debt portfolio from a floating rate to a capped rate and are designated as cash flow hedges.
Derivative Position as of December 29, 2022:

in thousands	Notional Balance		Final Maturity Date	Other Current Assets	Other Assets	AOCI, Net of Tax
Designated as cash flow hedges:
Interest rate cap (1)	$75,000	U.S. dollars	April 2024	$2,275	$654	$(2,166)
Interest rate cap (1)	$75,000	U.S. dollars	April 2024	$2,278	$656	$(2,171)
(1)As discussed in Note 10, “Debt,” the Term Loan Facility was amended to transition from an interest rate benchmark based on LIBOR to an interest rate benchmark based on Secured Overnight Financing Rate (“SOFR”). To align with this amendment, the hedged interest rate benchmark index for the interest rate cap contracts was changed from one month LIBOR to one month Term SOFR, and the underlying hedge documentation was updated to reflect this change. As a result of the application of the practical expedients in accordance with ASC 848, Reference Rate Reform, the original hedge designation for the interest cap contracts remains intact, and the Company will continue to apply a qualitative effectiveness assessment method.

Derivative Position as of December 30, 2021:

in thousands	Notional Balance		Final Maturity Date	Other Current Assets	Other Assets	AOCI, Net of Tax
Designated as cash flow hedges:
Interest rate cap	$75,000	U.S. dollars	April 2024	$12	$250	$(106)
Interest rate cap	$75,000	U.S. dollars	April 2024	$12	$250	$(108)
Interest rate cap	$102,500	U.S. dollars	December 2021	$—	$—	$(272)
Not designated as hedges:
Interest rate cap	$102,500	U.S. dollars	December 2021	$—	$—	$(49)
Designated Hedge Gains
Gains related to designated hedge contracts are as follows:

	Effective Portion Reclassified From AOCI to Earnings			Effective Portion Recognized in Other Comprehensive Income
	Fiscal Year Ended			Fiscal Year Ended
(in thousands)	December 29, 2022	December 30, 2021	December 31, 2020	December 29, 2022	December 30, 2021	December 31, 2020
Interest rate caps (cash flow hedges)	$914	$—	$—	$4,716	$371	$357
Credit Risk
To manage credit risk associated with the Company’s interest rate hedges, the Company selects counterparties based on their credit ratings and limits exposure to any one counterparty.
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
9. Commitments and Contingencies
Lease Commitments
The Company accounts for leases in accordance with ASC 842, Leases. The majority of the Company’s long-term operating lease agreements are for its corporate office, retail locations, and distribution centers, which expire in various years through 2048. Most of these agreements are retail leases wherein both the land and building are leased. For a small number of retail locations, the Company has ground leases in which only the land is leased. The initial lease terms for the Company's corporate office, retail, and distribution center facilities generally range from 10 to 20 years. The majority of the Company’s retail and ground leases also include options to extend, which are factored into the recognition of their respective assets and liabilities when appropriate based on management’s assessment of the probability that the options will be exercised. Lease payments used in measurement of the lease liability typically do not include executory costs, such as taxes, insurance, and maintenance, unless those costs can be reasonably estimated at lease commencement. Additionally, one building lease contains variable lease payments, which are determined based on a percentage of retail sales over a contractual level, and the Company subleases real estate within one of its distribution centers to a third party. Certain of the lease agreements include escalating rents over the lease terms, which, under Topic 842, results in rent being expensed on a straight-line basis over the life of the lease that commences on the date the Company has the right to control the property. The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants that would reasonably be expected to have a material impact on the business.
When readily determinable, the rate implicit in the lease is used to discount lease payments to present value; however, substantially all of the Company’s leases do not provide a readily determinable implicit rate. If the rate implicit in the lease is not readily determinable, the Company uses a third party to assist in the determination of a secured incremental borrowing rate, determined on a collateralized basis, to discount lease payments based on information available at lease commencement. The secured incremental borrowing rate is estimated based on yields obtained from Bloomberg for U.S. consumers with a BB credit rating and is adjusted for collateralization as well as inflation.

Lease Position
The table below presents supplemental balance sheet information related to operating leases.

in thousands, except lease term and discount rate	Classification	As of December 29, 2022	As of December 30, 2021
Assets
Building	Right-of-use assets	$989,955	$972,962
Land	Right-of-use assets	199,035	107,764
Equipment	Right-of-use assets	16,646	14,127
Software	Right-of-use assets	—	8,897
Total operating lease assets		$1,205,636	$1,103,750
Liabilities
Current
Building	Current portion of lease liabilities	95,216	92,909
Land	Current portion of lease liabilities	1,922	1,385
Equipment	Current portion of lease liabilities	8,555	6,842
Software	Current portion of lease liabilities	—	3,466
Total current operating lease liabilities		105,693	104,602
Noncurrent
Building	Lease liabilities	998,883	989,712
Land	Lease liabilities	220,570	120,174
Equipment	Lease liabilities	8,054	7,285
Software	Lease liabilities	—	3,819
Total noncurrent operating lease liabilities		1,227,507	1,120,990
Total operating lease liabilities		$1,333,200	$1,225,592

Weighted-average remaining lease term		12 years	11 years
Weighted-average discount rate		5.4%	5.1%

Lease Costs
The table below presents components of lease expense for operating leases.

		Fiscal Year Ended
in thousands	Classification	December 29, 2022	December 30, 2021	December 31, 2020
Fixed operating lease cost:	Selling and store operating	$139,603	$123,882	$105,207
	Cost of sales	25,465	24,170	22,672
	Pre-opening	9,971	10,127	7,886
	General and administrative	4,622	4,359	4,118
Total fixed operating lease cost		$179,661	$162,538	$139,883

Variable lease cost (1):	Selling and store operating	$49,605	$42,093	$34,499
	Cost of sales	3,894	5,506	4,860
	Pre-opening	666	274	657
	General and administrative	787	310	151
Total variable lease cost		$54,952	$48,183	$40,167

Sublease income	Cost of sales	(2,722)	(2,694)	(2,713)

Total operating lease cost (2)		$231,891	$208,027	$177,337
(1)Includes variable costs for common area maintenance, property taxes, and insurance on leased real estate.
(2)Excludes short-term lease costs, which were immaterial for the fiscal years ended December 29, 2022, December 30, 2021, and December 31, 2020.
Undiscounted Cash Flows
Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 29, 2022 were as follows:

in thousands	Amount
2023	$170,669
2024	189,116
2025	177,156
2026	166,350
2027	158,809
Thereafter	1,020,281
Total minimum lease payments (1) (2)	1,882,381
Less: amount of lease payments representing interest	549,181
Present value of future minimum lease payments	1,333,200
Less: current obligations under leases	105,693
Long-term lease obligations	$1,227,507
(1)Future lease payments exclude approximately $262.7 million of legally binding minimum lease payments for operating leases signed but not yet commenced.
(2)Operating lease payments include $184.2 million related to options to extend lease terms that are reasonably certain of being exercised.
For the fiscal years ended December 29, 2022, December 30, 2021, and December 31, 2020, cash paid for operating leases was $178.0 million, $157.9 million, and $131.3 million, respectively.

Litigation
On November 15, 2021, the Company was added as a defendant in a wrongful death lawsuit, Nguyen v. Inspections Now, Inc., No. 21-DCV-287142, pending in the 434th Judicial District Court of Fort Bend County, Texas. Inspections Now, Inc.; Bestview International Company; and Bestview (Fuzhou) Import & Export Co. LTD are also named as defendants in the case. Plaintiff’s petition alleges that “wood paneling” allegedly purchased from the Company was installed in the vicinity of plaintiff’s fireplace and caught fire while the fireplace was lit. The fire consumed plaintiff’s home and resulted in injuries to plaintiff and the death of plaintiff’s three children and mother. Plaintiff alleges product defect and failure to warn claims against the Company; product defect, failure to warn, and strict liability claims against the Bestview entities; and negligent inspection claims against Inspections Now. Plaintiff’s petition seeks damages in excess of $1.0 million for property damage, personal injury, and wrongful death. The petition also seeks exemplary damages. On August 8, 2022, Plaintiff’s ex-husband filed a petition in intervention, intervening as a plaintiff in the lawsuit. Intervenor alleges the same claims against the Company and Inspections Now and seeks damages in excess of $10.0 million for property damage, personal injury, wrongful death, and exemplary damages. The Company has responded to Plaintiff’s and Intervenor’s petitions, denying the allegations, and the case is in the early stages of discovery.
On June 18, 2020, an alleged stockholder filed a putative derivative complaint, Lincolnshire Police Pension Fund v. Taylor, et al., No. 2020-0487-JTL, in the Delaware Court of Chancery, purportedly on behalf of the Company against certain of the Company’s officers, directors, and stockholders. An amended complaint was filed on September 14, 2022. Defendants filed a motion to dismiss on October 31, 2022. The plaintiffs then filed a second amended complaint on December 22, 2022. On February 6, 2023, the Company, along with the other defendants, filed a motion to dismiss the operative complaint. The complaint alleges breaches of fiduciary duties and unjust enrichment. The factual allegations underlying these claims are similar to the factual allegations made in the previously dismissed In re Floor & Decor Holdings, Inc. Securities Litigation, as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The complaint seeks unspecified damages and restitution for the Company from the individual defendants and the payment of costs and attorneys’ fees.
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
10. Debt
The following table summarizes the Company's long-term debt as of December 29, 2022 and December 30, 2021:

in thousands	Maturity Date	Interest Rate Per Annum at December 29, 2022 (1)		December 29, 2022	December 30, 2021
Credit Facilities:
Term Loan Facility	February 14, 2027	6.09%	Variable	$204,499	$206,602
Asset-based Loan Facility (“ABL”)	August 4, 2027	5.45%	Variable	210,200	—
Total secured debt at par value				414,699	206,602
Less: current maturities				2,103	2,103
Long-term debt maturities				412,596	204,499
Less: unamortized discount and debt issuance costs				7,045	8,737
Total long-term debt				$405,551	$195,762
(1)The applicable interest rate for the Term Loan Facility as presented herein does not include the effect of interest rate cap agreements.

The following table summarizes scheduled maturities of the Company’s debt as of December 29, 2022:

in thousands	Amount
2023	$2,103
2024	2,103
2025	2,103
2026	2,629
2027	405,761
Total minimum debt payments	$414,699
Components of interest expense are as follows for the periods presented:

	Fiscal Year Ended
in thousands	December 29, 2022	December 30, 2021	December 31, 2020
Total interest costs, net of interest income	$14,942	$7,657	$9,606
Interest capitalized	3,804	2,733	1,217
Interest expense, net	$11,138	$4,924	$8,389
Term Loan Facility
On November 15, 2022, the Company entered into a sixth amendment to the credit agreement governing its senior secured term loan facility (as amended, the “Term Loan Facility”) to transition the benchmark interest rate for borrowings from an interest rate benchmark based on LIBOR to an interest rate benchmark based on SOFR.
The Term Loan Facility bears interest at a rate equal to either (a) a base rate determined by reference to the highest of (1) the “Prime Rate,” (2) the U.S. federal funds rate plus 0.5% and (3) one-month Term SOFR plus 1.0%, or (b) Adjusted Term SOFR, plus, in each case, the applicable margin (each term as defined in the Term Loan Facility credit agreement).
The applicable margin base rate loans will be between 1.00% and 1.25%, and the applicable margin for SOFR loans will be between 2.00% and 2.25% (subject to a floor of 0.00%), in each case, if the Company exceeds certain leverage ratio tests. Other than the transition of the benchmark interest rate from Adjusted LIBOR Rate to Adjusted Term SOFR, the applicable margin, maturity date, and lender affiliate base remained unchanged. The Company evaluated the amendment in accordance with ASC 470-50, “Debt - Modifications and Extinguishments,” concluding the amendment represented a modification. The Company incurred immaterial administrative costs to execute the amendment which were expensed as incurred.
All obligations under the Term Loan Facility are secured by (1) a first-priority security interest in substantially all of the property and assets of Outlets and the other guarantors under the Term Loan Facility, with certain exceptions, and (2) a second-priority security interest in the collateral securing the ABL Facility.
Gain on Debt Extinguishment
During the second quarter of fiscal 2020, the Company evaluated an amendment to the Term Loan Facility in accordance with ASC 470-50, "Debt - Modifications and Extinguishments," on a lender-by-lender basis and determined that the incremental term loan borrowing was provided entirely by one lender and its affiliates. As this lender held a portion of the existing Term Loan Facility debt, the Company performed the 10% cash flow test pursuant to ASC 470-50-40-10 and concluded that the results exceeded the 10% threshold. As a result, the Company accounted for this transaction as a partial extinguishment and derecognized the existing debt held by this lender and recorded the new debt at fair value. Based on the difference between the reacquisition price and carrying amount of debt, the Company recognized a $1.0 million gain on early extinguishment of debt during the second quarter of fiscal 2020, which included the original issuance discount of $4.1 million and $0.5 million of unamortized debt issuance costs related to the extinguished debt as part of the calculation.
ABL Facility
On August 4, 2022, the Company entered into an amendment to the ABL Facility, which, among other things, (a) increased the Company’s revolving commitments to a total aggregate principal amount of $800 million, (b) allows for the Company, under certain circumstances, to increase the size of the facility by an additional amount of up to $200 million, (c) extended the stated maturity date of the ABL Facility to August 4, 2027, and (d) transitions the benchmark interest rate for borrowings from an interest rate benchmark based on LIBOR to an interest rate benchmark based on SOFR.

As of December 29, 2022, the Company's ABL Facility had a maximum availability of $800.0 million with actual available borrowings limited to the sum, at the time of calculation, of (a) eligible credit card receivables multiplied by the credit card advance rate, plus (b) the cost of eligible inventory, net of inventory reserves, multiplied by the applicable appraisal percentage, plus (c) 85% of eligible net trade receivables, plus (d) all eligible cash on hand, plus (e) 100% of the amount for which the eligible letter of credit must be honored after giving effect to any draws, minus certain Availability Reserves (each component as defined in the ABL Facility). The ABL Facility has a maturity date of August 4, 2027 and is available for issuance of letters of credit and contains a sublimit of $50.0 million for standby letters of credit and commercial letters of credit combined. Available borrowings under the facility are reduced by the face amount of outstanding letters of credit.
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
Net availability under the ABL Facility, as reduced by outstanding borrowings of $210.2 million and letters of credit of $33.3 million, was $556.5 million based on financial data as of December 29, 2022.
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
The Term Loan Facility has no financial maintenance covenants. The Company is currently in compliance with all covenants under the credit agreements.
Deferred Debt Issuance Costs and Original Issue Discounts
Deferred debt issuance costs related to the ABL Facility were approximately $2.2 million as of December 29, 2022 and $0.8 million as of December 30, 2021 and are included in other assets on the Consolidated Balance Sheets. Deferred debt issuance costs and original issue discounts related to the Term Loan Facility were $7.0 million as of December 29, 2022 and $8.7 million as of December 30, 2021 and are included in term loans on the Consolidated Balance Sheets. For the fiscal years ended December 29, 2022, December 30, 2021, and December 31, 2020, deferred debt issuance and original issue discount amortization expense was $2.0 million, $1.9 million, and $1.4 million, respectively, and is included in interest expense, net on the Company’s Consolidated Statements of Operations and Comprehensive Income.
Fair Value of Debt
Market risk associated with the Company’s long-term debt relates to the potential change in fair value and negative impact to future earnings, respectively, from a change in interest rates. The aggregate fair value of debt is based primarily on the Company’s estimates of interest rates, maturities, credit risk, and underlying collateral. At December 29, 2022 and December 30, 2021, the fair values of the Company’s debt are as follows:

in thousands	Fair Value Hierarchy Classification	December 29, 2022	December 30, 2021
Term Loan Facility	Level 3	$196,575	$202,986
ABL Facility	Level 2	$210,200	$—
Total		$406,775	$202,986
Term Loan Facility fair value is classified as Level 3 within the fair value hierarchy due to the use of unobservable inputs significant to the valuation, including indicative pricing from counterparties and discounted cash flow methods. The carrying amount of the borrowings under the ABL facility approximates its fair value as its variable interest rates are based on prevailing market rates, which are a Level 2 input.

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
On April 13, 2017, the board of directors approved the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan (the “2017 Plan”), which was subsequently approved by the Company’s stockholders. The 2017 Plan authorizes the Company to grant options and restricted stock awards to eligible employees (including officers), consultants, and non-employee directors up to an aggregate of 5,000,000 shares of Class A common stock. As of December 29, 2022 and December 30, 2021, there were 1,745,649 and 1,926,142 shares available for grant pursuant to awards under the 2017 Plan, respectively.
Stock-based Compensation
The Company accounts for stock-based compensation in accordance with ASC 718. The Company measures compensation cost for all stock-based awards at fair value on the date of grant and recognizes compensation expense, net of forfeitures, using the straight-line method over the requisite service period of awards expected to vest, which for each of the awards is the service vesting period.
The table below presents components of stock-based compensation expense within the Company’s Consolidated Statements of Operations and Comprehensive Income:

	Fiscal Year Ended
in thousands	December 29, 2022	December 30, 2021	December 31, 2020
General and administrative	$21,665	$20,528	$16,115
Selling and store operating	568	—	—
Total stock-based compensation expense	$22,233	$20,528	$16,115
Stock Options
Stock options are granted with an exercise price equal to the closing price of the Company’s Class A common stock on the date of grant, as authorized by the Company’s board of directors or compensation committee. Options granted have contractual terms of ten years and vesting provisions ranging from one year to five years. Stock option grants are generally subject to forfeiture if employment terminates prior to vesting.

No stock options were granted during fiscal 2022. During fiscal years 2021 and 2020, stock option award grant date fair values were estimated using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Fiscal Year Ended
	December 30, 2021	December 31, 2020
Weighted average fair value per stock option	$41.75	$22.27
Risk-free interest rate	0.80%	1.17%
Expected volatility	48%	39%
Expected life (in years)	5.40	5.75
Dividend yield	—%	—%
The Company determines the grant date fair value of stock options with assistance from a third-party valuation specialist. The risk-free interest rate is based on the term structure of interest rates at the time of the option grant and is determined using the risk-free interest rate on the yield of a zero coupon U.S. Treasury security with a maturity equal to the expected life of the option from the date of the grant. Expected volatility is estimated based on the historical volatility of the Company’s Class A common stock since its initial public offering in 2017 as well as the historical volatility of the common stock of similar public entities. The Company considers various factors in determining the appropriateness of the public entities used in determining expected volatility, including the entity's life cycle stage, industry, growth profile, size, financial leverage, and products offered. To determine the expected life of the options granted, the Company relies upon a combination of the observed exercise behavior of prior grants with similar characteristics and the contractual terms and vesting schedules of the current grants. The Company estimates the dividend yield to be zero as it does not intend to pay dividends during the respective lives of the options.
The table below summarizes stock option activity for the fiscal year ended December 29, 2022:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	2,503,654	$26.81
Exercised	(352,455)	21.54
Forfeited or expired	(49,640)	52.00
Outstanding at December 29, 2022	2,101,559	$27.10	4.8	$93,730
Vested and exercisable at December 29, 2022	1,885,661	$23.08	4.5	$90,713
The fair value of stock options vested during the fiscal years ended December 29, 2022, December 30, 2021, and December 31, 2020 was $7.9 million, $8.8 million, and $7.5 million, respectively. The aggregate intrinsic value of stock options exercised was $20.4 million, $126.6 million, and $135.5 million for the fiscal years ended December 29, 2022, December 30, 2021, and December 31, 2020, respectively.
The Company’s total unrecognized compensation cost related to stock options as of December 29, 2022 and December 30, 2021 was $3.3 million and $9.7 million, respectively. The unrecognized compensation cost remaining as of December 29, 2022 is expected to be recognized over a weighted average period of 1.5 years.
Restricted Stock Units
During the fiscal year ended December 29, 2022, the Company granted service-based restricted stock units (“RSUs”) to certain employees, executive officers, and non-employee directors and performance-based restricted stock units (“PSUs”) to certain executive officers that represent an unfunded, unsecured right to receive a share of the Company’s Class A common stock upon vesting. The RSUs granted during the period vest in three ratable annual installments on each of the first three anniversaries of the grant date, subject to the grantee’s continued service through the applicable vesting date. The PSUs granted during the period cliff vest after a three-year period based on the achievement of specific targets for adjusted EBIT (earnings before interest and taxes) growth and return on invested capital, subject to the grantee’s continued service through the applicable vesting date. Based on the extent to which the performance goals are achieved, vested shares may range from 0% to 200% of the target award amount, and the Company assesses the probability of achieving these performance goals on a quarterly basis. The fair values of the service-based and performance-based restricted stock units were determined based on the closing price of the Company’s Class A common stock on the date of grant.

The following table summarizes restricted stock unit activity during the fiscal year ended December 29, 2022:

	Restricted Stock Units
	Service-based		Performance-based
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	214,778	$82.80	—	$—
Granted	283,585	91.88	36,566	95.62
Vested	(59,096)	79.87	—	—
Forfeited	(30,438)	91.55	(449)	95.62
Unvested at December 29, 2022	408,829	$88.85	36,117	$95.62
The total unrecognized compensation cost related to restricted stock units as of December 29, 2022 and December 30, 2021 was $26.0 million and $14.0 million, respectively. The unrecognized compensation cost remaining as of December 29, 2022 is expected to be recognized over a weighted average period of 2.2 years.
The total fair value of restricted stock units that vested during the fiscal years ended December 29, 2022 and December 30, 2021 was $5.3 million and $2.9 million, respectively. There were no restricted stock units that vested during the fiscal year ended December 31, 2020.
Restricted Stock Awards
The following table summarizes restricted stock award activity during the fiscal year ended December 29, 2022 (no restricted stock awards were granted during fiscal 2022):

	Restricted Stock Awards
	Service-based		Performance-based		Total shareholder return
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	144,725	$62.92	160,315	$57.70	104,456	$44.28
Vested	(25,204)	78.50	—	—	—	—
Forfeited	(16,195)	62.53	(25,997)	57.70	(16,939)	44.28
Unvested at December 29, 2022	103,326	$59.18	134,318	$57.70	87,517	$44.28
The fair value of performance-based and service-based restricted stock awards is based on the closing market price of the Company's Class A common stock on the date of grant. The fair value of the total shareholder return awards is estimated on grant date using the Monte Carlo valuation method. Compensation cost for restricted stock awards is recognized using the straight-line method over the requisite service period, which for each of the awards is the service vesting period. As of December 29, 2022 and December 30, 2021, total unrecognized compensation cost related to unvested restricted stock awards was $3.2 million and $10.9 million, respectively. The unrecognized compensation cost remaining as of December 29, 2022 is expected to be recognized over a weighted average period of 1.2 years.
The total fair value of restricted stock awards that vested during the fiscal years ended December 29, 2022, December 30, 2021, and December 31, 2020 was $2.2 million, $1.4 million, and $0.5 million, respectively.
Employee Stock Purchase Plan
The Employee Stock Purchase Plan (the “ESPP”) is a tax-qualified plan under Section 423 of the Internal Revenue Code and permits eligible employees to purchase shares of the Company’s common stock through payroll deductions, subject to certain limitations. The Company has designated a purchase price per share of common stock acquired under the ESPP at the lesser of 90% of the lower of the fair market value of its common stock on either the first or last trading day of each six-month offering period. There are 1,500,000 shares of the Company’s Class A common stock, par value $0.001 per share, approved for issuance under the ESPP, 62,274, 46,273, and 56,389 of which were issued during fiscal years 2022, 2021, and 2020, respectively. During fiscal years 2022, 2021, and 2020, the Company recognized stock-based compensation expense related to the ESPP totaling $1.2 million, $1.0 million, and $0.7 million, respectively.

Deferred Compensation Plan
In October 2019, the Company adopted the 2019 Director Nonqualified Excess Plan (the “Plan”) to provide for certain employees or independent contractors of the employer (including directors) to elect to defer compensation, including restricted stock grants, until they separate from service. The Plan is intended to be a nonqualified deferred compensation plan that complies with the provisions of Section 409A of the Internal Revenue Code and is effective for compensation starting in fiscal 2020. Deferrals and related compensation expense under the Plan were immaterial in fiscal years 2022, 2021, and 2020.

12. Earnings Per Share
Net Income per Common Share
The Company calculates basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effect of share-based awards.
The following table shows the computation of basic and diluted earnings per share for the periods presented:

	Fiscal Year Ended
in thousands, except per share data	December 29, 2022	December 30, 2021	December 31, 2020
Net income	$298,195	$283,230	$194,981
Basic weighted average shares outstanding	105,626	104,683	102,690
Dilutive effect of share-based awards	1,817	2,707	3,452
Diluted weighted average shares outstanding	107,443	107,390	106,142
Basic earnings per share	$2.82	$2.71	$1.90
Diluted earnings per share	$2.78	$2.64	$1.84
The following potentially dilutive securities were excluded from the computation of diluted earnings per share as a result of their anti-dilutive effect:

	Fiscal Year Ended
in thousands	December 29, 2022	December 30, 2021	December 31, 2020
Stock options	69	71	320
Restricted stock units	267	—	—

13. Selected Quarterly Financial Information (unaudited)
The following tables present the Company’s unaudited quarterly results for fiscal 2022 and fiscal 2021.

	Fiscal 2022
in thousands, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$1,028,734	$1,089,846	$1,097,824	$1,048,069
Gross profit	408,058	436,282	447,475	435,901
Net income	70,951	81,832	76,175	69,237
Basic earnings per share	0.67	0.78	0.72	0.65
Diluted earnings per share	0.66	0.76	0.71	0.64

	Fiscal 2021
in thousands, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$782,537	$860,108	$876,553	$914,335
Gross profit	336,933	365,438	365,308	354,587
Net income	75,796	82,916	74,645	49,873
Basic earnings per share	0.73	0.79	0.71	0.47
Diluted earnings per share	0.71	0.77	0.69	0.46
14. Acquisitions
The Company made acquisitions during fiscal 2022 and fiscal 2021 to expand its commercial flooring business which are accounted for in accordance with ASC 805. The results of operations, financial position, and cash flows related to these acquisitions have been included in the Company’s consolidated financial statements since their respective acquisition dates. During fiscal 2021, the Company recognized business acquisition and integration costs totaling $3.4 million in general and administrative expenses within the Consolidated Statements of Operations and Comprehensive Income. Business acquisition and integration costs incurred during fiscal 2022 and 2020 were immaterial.
Spartan
On June 4, 2021, the Company acquired 100% of Spartan, a commercial specialty hard-surface flooring distribution company for total purchase consideration of $77.7 million. Total purchase consideration was comprised of the following components at their respective acquisition date fair values: $63.6 million cash, net of cash acquired, $9.1 million of contingent consideration, and $5.0 million of the Company’s common stock.
The contingent consideration represents the estimated fair value associated with potential earn-out payments to the seller of up to $18.0 million subject to Spartan's achievement of certain financial performance targets in fiscal years 2021 through 2024. Of the total earn-out consideration, $9.0 million is related to the achievement of certain annual adjusted EBITDA margin targets, and $9.0 million is related to the achievement of certain annual gross profit targets. A portion of these earn-out opportunities is payable each year subject to achievement of the applicable performance targets for that year, with the maximum payout requiring that each of the individual annual targets are met. Refer to Note 7, “Fair Value Measurements” for additional information regarding the contingent consideration.
At the acquisition date, the acquired assets and liabilities were recorded at their estimated fair values including $44.4 million of intangible assets comprised of customer relationships, a trade name, and non-compete agreement, $28.0 million of goodwill, $16.5 million of accounts receivable, inventory, and other current assets, $4.3 million of lease right-of-use and other non-current assets, $12.4 million of accounts payable and other current liabilities, and $3.1 million of operating lease and other non-current liabilities.
The fair values of identifiable intangible assets are classified within Level 3 of the fair value hierarchy and were determined with assistance from a third-party valuation specialist using the multi-period excess earnings method for customer relationships, the relief-from-royalty method for the trade name, and an incremental income method for the non-compete agreement. These valuation methodologies included significant assumptions such as the amount and timing of projected cash flows, growth rates, customer attrition rates, discount rates, royalty rates (for use in estimating the fair value of the Spartan trade name), and the assessment of each asset’s life cycle.

The goodwill arising from the acquisition is primarily attributable to operational synergies and acceleration of growth strategies. The goodwill and intangible assets from the Spartan acquisition are fully deductible for U.S. federal and state tax purposes.
Other Commercial Flooring Distributors
During fiscal 2022, the Company acquired three small commercial flooring sales distributors for total consideration of $4.6 million, including $3.8 million of cash and $0.8 million of contingent earn-out consideration. The acquired assets and liabilities were recorded at their estimated fair values and were primarily comprised of $3.3 million of customer relationships with useful lives of 12 years.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 29, 2022, our disclosure controls and procedures were effective.
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
Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 29, 2022, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 29, 2022.
Ernst & Young LLP, our independent registered public accounting firm, has issued an unqualified opinion on the effectiveness of internal control over financial reporting as of December 29, 2022, which is included in “Part II, Item 8 - Financial Statements and Supplementary Data.”
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the fourth quarter of our fiscal year ended December 29, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.
On February 23, 2023, the Company entered into an employment agreement with Bryan Langley, Executive Vice President and Chief Financial Officer of the Company (the “Employment Agreement”). The Employment Agreement provides for a four-year term with automatic one-year extensions (unless either party gives prior written notice of non-renewal), and provides for annual base salary, target bonus levels, and certain other benefits. If Mr. Langley’s employment is terminated without Cause or due to the Company’s non-renewal of the Employment Agreement, or if Mr. Langley resigns for Good Reason, he is entitled to receive severance equal to one times his annual base salary, payable over 12 months, subject to his execution of a valid release of claims.
The foregoing description of the Employment Agreement is qualified in its entirety by reference to the full text of the Employment Agreement, which is filed herewith as Exhibit 10.27 of this Form 10-K and incorporated herein by reference.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item will be contained in our definitive Proxy Statement in connection with our 2023 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 29, 2022 (the “Proxy Statement”), and is incorporated herein by reference.
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
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 29, 2022 and December 30, 2021
Consolidated Statements of Operations and Comprehensive Income for the fiscal years ended December 29, 2022, December 30, 2021, and December 31, 2020
Consolidated Statements of Cash Flows for the fiscal years ended December 29, 2022, December 30, 2021, and December 31, 2020
Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended December 29, 2022, December 30, 2021, and December 31, 2020
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:
There are no Financial Statement Schedules included with this filing for the reason that they are not applicable or are not required or the information is included in the financial statements or notes thereto

3.	Exhibits:
Exhibit No
3.1	Amended & Restated Certificate of Incorporation of Floor & Decor Holdings, Inc.(1)
3.2	Second Amended and Restated Bylaws of Floor & Decor Holdings, Inc.(2)
4.1	Specimen Class A Common Stock Certificate(3)
4.2
Registration Rights Agreement, dated May 2, 2017, by and among Floor & Decor Holdings, Inc., Ares Corporate Opportunities Fund III, L.P., FS Equity Partners VI, L.P. and the other stockholders party thereto(4)

4.3	Description of Securities
10.1	FDO Holdings, Inc. Amended and Restated 2011 Stock Incentive Plan(5)#
10.2	First Amendment to FDO Holdings, Inc. Amended and Restated 2011 Stock Incentive Plan(5)#
10.3	Second Amendment to FDO Holdings, Inc. Amended and Restated 2011 Stock Incentive Plan(5)#
10.4	Third Amendment to FDO Holdings, Inc. Amended and Restated 2011 Stock Incentive Plan(5)#
10.5	Fourth Amendment to FDO Holdings, Inc. Amended and Restated 2011 Stock Incentive Plan(6)#
10.6	Form of Stock Option Agreement under the FDO Holdings, Inc. Amended and Restated 2011 Stock Incentive Plan(5)#
10.7	Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan(4)#
10.8	Form of Stock Option Agreement under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan(3)#
10.9	Form of Restricted Stock Agreement under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan(5)#
10.10	Form of Performance Restricted Stock Agreement under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan(13)#
10.11	Form of Non-CEO Restricted Stock Unit Agreement under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan#
10.12	Form of CEO Restricted Stock Unit Agreement under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan#
10.13	Form of Non-CEO Performance Restricted Stock Unit Agreement under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan#
10.14	Form of CEO Performance Restricted Stock Unit Agreement under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan#
10.15	Form of Indemnification Agreement by and between Floor & Decor Holdings, Inc. and its directors and officers(20)
10.16	Second Amended and Restated Employment Agreement, dated February 3, 2020, between Floor and Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and Thomas V. Taylor(13)#
10.17	Consulting Agreement, dated December 3, 2012, by and between Floor and Decor Outlets of America, Inc., FDO Holdings, Inc. and George Vincent West(5)#
10.18	First Amendment, dated March 11, 2019, to Consulting Agreement by and between Floor and Decor Outlets of America, Inc., FDO Holdings, Inc., and George Vincent West (11)#
10.19	Second Amended and Restated Employment Agreement, dated February 3, 2020, between Floor and Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and Trevor S. Lang(13)#

10.20	Second Amended and Restated Employment Agreement, dated February 3, 2020, between Floor and Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and David V. Christopherson(13)#
10.21	Amended and Restated Employment Agreement, dated February 3, 2020, between Floor and Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and Brian K. Robbins(13)#
10.22	Addendum to Employment Agreement, dated March 26, 2020, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and Thomas V. Taylor(17)#
10.23	Addendum to Employment Agreement, dated March 26, 2020, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and David V. Christopherson(17)#
10.24	Addendum to Employment Agreement, dated March 26, 2020, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and Brian K. Robbins(17)#
10.25	Addendum to Employment Agreement, dated March 26, 2020, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and Trevor S. Lang(17)#
10.26	Addendum to Employment Agreement, dated August 3, 2022, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and Trevor S. Lang (18)#
10.27	Employment Agreement, dated February 23, 2023, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc., and Bryan Langley#
10.28	Floor & Decor Holdings, Inc Employee Stock Purchase Plan(7)#
10.29	First Amendment to Floor & Decor Holdings, Inc. Employee Stock Purchase Plan(8)#
10.30	Second Amendment to Floor & Decor Holdings, Inc. Employee Stock Purchase Plan(9)#
10.31
Amended and Restated Credit Agreement, dated as of September 30, 2016, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., Wells Fargo Bank, National Association, as administrative agent and collateral agent and swing line lender, the lenders from time to time party thereto, Bank of America, N.A. and U.S. Bank National Association, as each as syndication agent, and Wells Fargo Bank, National Association, Bank of America, N.A. and U.S. Bank National Association as joint lead arrangers and joint book managers(5)

10.32
Amended and Restated Security Agreement, dated as of September 30, 2016, by and among Floor and Decor Outlets of America, Inc., the other borrowers and guarantors from time to time party thereto, Wells Fargo Bank, National Association, as collateral agent(5)

10.33
Credit Agreement, dated as of September 30, 2016, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., the lenders from time to time party thereto, UBS AG, Stamford Branch, as administrative agent and collateral agent, the lenders from time to time party thereto and UBS Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities LLC, as joint lead arrangers and joint bookrunners(5)

10.34
Security Agreement, dated as of September 30, 2016, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., the other loan parties from time to time party thereto and UBS AG, Stamford Branch, as collateral agent(5)

10.35	Guaranty Agreement, dated as of September 30, 2016, by FDO Acquisition Corp. in favor of UBS AG, Stamford Branch, as collateral agent(5)
10.36
Amendment No. 1 to Credit Agreement, dated as of March 31, 2017, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., the other loan parties party thereto, the lenders party thereto, and UBS AG, Stamford Branch, as administrative agent and collateral agent(5)

10.37
Amendment No. 2 to Credit Agreement, dated as of November 22, 2017, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., the other loan parties party thereto, the lenders party thereto, and UBS AG, Stamford Branch, as administrative agent and collateral agent(10)

10.38
Amendment No. 3 to Credit Agreement and Amendment No. 1 to Security Agreement, dated as of February 14, 2020, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., FD Sales Company, LLC, the lenders party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent(14)

10.39
Amendment No. 4 and Incremental Term Loan Agreement to Credit Agreement, dated as of May 18, 2020, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., FD Sales Company, LLC, the lenders party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent(15)

10.40
Amendment No. 5 and Incremental Term Loan Agreement to Credit Agreement, dated as of February 9, 2021, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., FD Sales Company LLC, the lenders party thereto, UBS AG, Stamford Branch, as administrative agent and collateral agent and Golub Capital LLC, as additional initial term Loan arranger(16)

10.41
Amendment No. 1 to Amended and Restated Credit Agreement and Amendment No. 1 to Amended and Restated Security Agreement, dated as of February 14, 2020, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., FD Sales Company LLC, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent and collateral agent(14)

10.42
Amendment No. 2 to Amended and Restated Credit Agreement and Amendment No. 2 to Amended and Restated Security Agreement, dated as of August 4, 2022, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., FD Sales Company LLC, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent and collateral agent(18)

10.43
Amendment No. 6 to Credit Agreement, dated as of November 15, 2022, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., FD Sales Company LLC and UBS AG Stamford Branch, as administrative agent and collateral agent(19)

10.44	Floor & Decor Holdings, Inc., Incentive Compensation Recoupment Policy(12)#
10.45	Floor & Decor Holdings, Inc. Director Nonqualified Excess Plan(20)
21.1	List of subsidiaries
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File- the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

#    Denotes a management contract or compensatory plan or arrangement.
(1)Filed as an exhibit to the Registrant’s Form 10-Q (File No. 001-38070) filed with the SEC on August 5, 2021, and incorporated herein by reference.
(2)Filed as an exhibit to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-216000) filed with the SEC on April 24, 2017, and incorporated herein by reference.
(3)Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-216000) filed with the SEC on April 17, 2017, and incorporated herein by reference.
(4)Filed as an exhibit to the Registrant’s Form 8-K (File No. 001-38070) filed with the SEC on May 2, 2017, and incorporated herein by reference.
(5)Filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-216000) filed with the SEC on April 7, 2017, and incorporated herein by reference.
(6)Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-221525) filed with the SEC on November 13, 2017, and incorporated herein by reference.
(7)Filed as Annex A to the Registrant’s Definitive Proxy Statement (File No. 001-38070), filed with the SEC on March 27, 2018, and incorporated herein by reference.
(8)Filed as Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-225092), filed with the SEC on May 22, 2018, and incorporated herein by reference.
(9)Filed as Exhibit 10.1 to the Registrant’s Form 10-Q (File No. 001-38070) filed with the SEC on November 1, 2018, and incorporated herein by reference.
(10)Filed as Exhibit 10.23 to the Registrant’s Form 10-K (File No. 001-38070) filed with the SEC on March 5, 2018, and incorporated herein by reference.
(11)Filed as Exhibit 10.1 to the Registrant’s Form 10-Q (File No. 001-38070) filed with the SEC on May 2, 2019, and incorporated herein by reference.
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
(16)Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-38070) filed with the SEC on February 9, 2021, and incorporated herein by reference.
(17)Filed as an exhibit to the Registrant’s Form 10-Q (File No. 001-38070) filed with the SEC on April 30, 2020, and incorporated herein by reference.
(18)Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-38070) filed with the SEC on August 4, 2022, and incorporated herein by reference.
(19)Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-38070) filed with the SEC on November 15, 2022, and incorporated herein by reference.
(20)Filed as an exhibit to the Registrant’s Form 10-K (File No. 001-38070) filed with the SEC on February 25, 2021, and incorporated herein by reference.

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOOR & DECOR HOLDINGS, INC.

By:	/s/ Thomas V. Taylor
Thomas V. Taylor Chief Executive Officer
Date:	February 23, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 23, 2023.

Signature	Title	Date

/s/ Thomas V. Taylor	Chief Executive Officer (Principal Executive Officer) and Director	February 23, 2023
Thomas V. Taylor

/s/ Bryan H. Langley	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2023
Bryan H. Langley

/s/ Luke T. Olson	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 23, 2023
Luke T. Olson

/s/ Norman H. Axelrod	Chairman of the Board	February 23, 2023
Norman H. Axelrod

/s/ George Vincent West	Vice Chairman of the Board	February 23, 2023
George Vincent West

/s/ William T. Giles	Director	February 23, 2023
William T. Giles

/s/ Dwight L. James	Director	February 23, 2023
Dwight L. James

/s/ Ryan R. Marshall	Director	February 23, 2023
Ryan R. Marshall

/s/ Peter M. Starrett	Director	February 23, 2023
Peter M. Starrett

/s/ Richard L. Sullivan	Director	February 23, 2023
Richard L. Sullivan

/s/ Felicia D. Thornton	Director	February 23, 2023
Felicia D. Thornton

/s/ Charles D. Young	Director	February 23, 2023
Charles D. Young