Form 10-Q
period 2023-03-30
Floor & Decor Holdings, Inc.
filed 2023-05-04
CIK 1507079

74

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2023
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2023
Class A common stock, $0.001 par value per share	106,271,329

Forward-Looking Statements
The discussion in this Quarterly Report, including under this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I and Item 1A, “Risk Factors” of Part II, contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical fact contained in this Quarterly Report, including statements regarding our future operating results and financial position, expectations related to our acquisition of Spartan Surfaces, Inc. (“Spartan”), business strategy and plans, objectives of management for future operations, are forward-looking statements. These statements are based on our current expectations, assumptions, estimates, and projections. These statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Forward-looking statements are based on management’s current expectations and assumptions regarding the Company’s business, the economy, and other future conditions, including the impact of natural disasters on sales. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “seeks,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “budget,” “potential,” or “continue” or the negative of these terms or other similar expressions.
The forward-looking statements contained in this Quarterly Report are only predictions. Although we believe that the expectations reflected in the forward-looking statements in this Quarterly Report are reasonable, we cannot guarantee future events, results, performance, or achievements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements in this Quarterly Report, including, without limitation, those factors described in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I and Item 1A, “Risk Factors” of Part II. Some of the key factors that could cause actual results to differ from our expectations include the following:
•an overall decline in the health of the economy, the hard surface flooring industry, consumer confidence and spending, and the housing market, including as a result of rising inflation or interest rates;
•demand fluctuations in the housing industry, and demand for our products and services, may be adversely affected by unfavorable economic conditions, including rising interest rates, inflation, a decline in disposable income levels, and recession fears;
•an economic recession or depression;
•global inflationary pressures on raw materials, energy, commodity, transportation, and other costs could cause our vendors to seek further price increases on the products we sell;
•any disruption in our supply chain, including carrier capacity constraints, port congestion, higher shipping, rail, and trucking prices, and other supply chain costs or product shortages;
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
•the resignation, incapacitation, or death of any key personnel;
•the inability to staff our stores and distribution centers sufficiently;
•the effects of weather conditions, natural disasters, or other unexpected events, including global health crises, such as the COVID-19 pandemic, may disrupt our operations;
•our dependence on foreign imports for the products we sell, which may include the impact of tariffs and other duties;

•geopolitical risks, such as the ongoing war in Ukraine, that impact our ability to import from foreign suppliers or raise our costs;
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
•our inability to manage our inventory obsolescence, shrinkage, and damage;
•our inability to maintain sufficient levels of cash flow or liquidity to meet growth expectations;
•our inability to obtain merchandise on a timely basis at prices acceptable to us;
•restrictions imposed by our indebtedness on our current and future operations; and
•our variable rate debt subjects us to interest rate risk that could cause our debt service obligations to increase significantly.
Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The forward-looking statements contained in this Quarterly Report speak only as of the date hereof. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. If a change to the events and circumstances reflected in our forward-looking statements occurs, our business, financial condition, and operating results may vary materially from those expressed in our forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, or otherwise.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

in thousands, except for share and per share data	As of March 30, 2023	As of December 29, 2022
Assets
Current assets:
Cash and cash equivalents	$5,034	$9,794
Income taxes receivable	—	7,325
Receivables, net	87,992	94,732
Inventories, net	1,181,147	1,292,336
Prepaid expenses and other current assets	54,300	53,298
Total current assets	1,328,473	1,457,485
Fixed assets, net	1,344,987	1,258,056
Right-of-use assets	1,231,509	1,205,636
Intangible assets, net	151,590	152,353
Goodwill	255,473	255,473
Deferred income tax assets, net	14,073	11,265
Other assets	9,088	10,974
Total long-term assets	3,006,720	2,893,757
Total assets	$4,335,193	$4,351,242
Liabilities and stockholders’ equity
Current liabilities:
Current portion of term loan	$2,103	$2,103
Current portion of lease liabilities	113,798	105,693
Trade accounts payable	572,475	590,883
Accrued expenses and other current liabilities	285,557	298,019
Income taxes payable	18,178	—
Deferred revenue	14,418	10,060
Total current liabilities	1,006,529	1,006,758
Term loan	195,248	195,351
Revolving line of credit	106,500	210,200
Lease liabilities	1,251,567	1,227,507
Deferred income tax liabilities, net	36,816	41,520
Other liabilities	10,116	12,730
Total long-term liabilities	1,600,247	1,687,308
Total liabilities	2,606,776	2,694,066
Commitments and contingencies (Note 5)
Stockholders’ equity
Capital stock:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at March 30, 2023 and December 29, 2022	—	—
Common stock Class A, $0.001 par value; 450,000,000 shares authorized; 106,271,016 shares issued and outstanding at March 30, 2023 and 106,150,661 issued and outstanding at December 29, 2022	106	106
Common stock Class B, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at March 30, 2023 and December 29, 2022	—	—
Common stock Class C, $0.001 par value; 30,000,000 shares authorized; 0 shares issued and outstanding at March 30, 2023 and December 29, 2022	—	—
Additional paid-in capital	482,878	482,312
Accumulated other comprehensive income, net	3,488	4,337
Retained earnings	1,241,945	1,170,421
Total stockholders’ equity	1,728,417	1,657,176
Total liabilities and stockholders’ equity	$4,335,193	$4,351,242
See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Thirteen Weeks Ended
in thousands, except for per share data	March 30, 2023	March 31, 2022
Net sales	$1,122,052	$1,028,734
Cost of sales	652,934	620,676
Gross profit	469,118	408,058
Operating expenses:
Selling and store operating	303,671	249,500
General and administrative	61,911	54,645
Pre-opening	8,020	9,941
Total operating expenses	373,602	314,086
Operating income	95,516	93,972
Interest expense, net	4,862	1,162
Income before income taxes	90,654	92,810
Income tax expense	19,130	21,859
Net income	$71,524	$70,951
Change in fair value of hedge instruments, net of tax	(849)	1,554
Total comprehensive income	$70,675	$72,505
Basic earnings per share	$0.67	$0.67
Diluted earnings per share	$0.66	$0.66
See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Class A
in thousands	Shares	Amount
Balance, December 30, 2022	106,151	$106	$482,312	$4,337	$1,170,421	$1,657,176
Stock-based compensation expense	—	—	6,741	—	—	6,741
Exercise of stock options	79	—	2,130	—	—	2,130
Issuance of common stock upon vesting of restricted stock units	117	—	—	—	—	—
Shares issued under employee stock purchase plan	43	—	2,558	—	—	2,558
Common stock redeemed for tax liability	(119)	—	(10,863)	—	—	(10,863)
Other comprehensive loss, net of tax	—	—	—	(849)	—	(849)
Net income	—	—	—	—	71,524	71,524
Balance, March 30, 2023	106,271	$106	$482,878	$3,488	$1,241,945	$1,728,417

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
	Class A
in thousands	Shares	Amount
Balance, December 31, 2021	105,761	$106	$450,332	$535	$872,226	$1,323,199
Stock-based compensation expense	—	—	5,980	—	—	5,980
Exercise of stock options	32	—	577	—	—	577
Issuance of common stock upon vesting of restricted stock units	47	—	—	—	—	—
Shares issued under employee stock purchase plan	21	—	1,963	—	—	1,963
Common stock redeemed for tax liability	(19)	—	(1,807)	—	—	(1,807)
Other comprehensive gain, net of tax	—	—	—	1,554	—	1,554
Net income	—	—	—	—	70,951	70,951
Balance, March 31, 2022	105,842	$106	$457,045	$2,089	$943,177	$1,402,417
See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Thirteen Weeks Ended
in thousands	March 30, 2023	March 31, 2022
Operating activities
Net income	$71,524	$70,951
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	46,352	34,613
Stock-based compensation expense	6,741	5,980
Change in fair value of contingent earn-out liabilities	1,434	364
Deferred income taxes	(7,211)	237
Interest cap derivative contracts	28	29
Loss on asset impairments and disposals, net	(177)	—
Changes in operating assets and liabilities, net of effects of acquisition:
Receivables, net	6,740	(16,291)
Inventories, net	111,189	(141,363)
Trade accounts payable	47,176	27,661
Accrued expenses and other current liabilities	(68,733)	(3,969)
Income taxes	25,495	19,842
Deferred revenue	4,358	7,529
Other, net	5,364	(8,916)
Net cash provided by (used in) operating activities	250,280	(3,333)
Investing activities
Purchases of fixed assets	(139,398)	(100,904)
Acquisition, net of cash acquired	—	(490)
Net cash used in investing activities	(139,398)	(101,394)
Financing activities
Payments on term loans	(526)	(1,051)
Borrowings on revolving line of credit	215,400	—
Payments on revolving line of credit	(319,100)	—
Payments of contingent earn-out liabilities	(5,241)	(2,571)
Proceeds from exercise of stock options	2,130	577
Proceeds from employee stock purchase plan	2,558	1,963
Tax payments for stock-based compensation awards	(10,863)	(1,807)
Net cash used in financing activities	(115,642)	(2,889)
Net decrease in cash and cash equivalents	(4,760)	(107,616)
Cash and cash equivalents, beginning of the period	9,794	139,444
Cash and cash equivalents, end of the period	$5,034	$31,828
Supplemental disclosures of cash flow information
Buildings and equipment acquired under operating leases	$55,701	$61,180
Cash paid for interest, net of capitalized interest	$4,692	$1,099
Cash paid for income taxes, net of refunds	$1,651	$1,763
Fixed assets accrued at the end of the period	$109,161	$104,230
See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
Nature of Business
Floor & Decor Holdings, Inc., together with its subsidiaries (the “Company,” “we,” “our,” or “us”) is a multi-channel specialty retailer and commercial flooring distributor. The Company offers a broad assortment of in-stock hard-surface flooring, including tile, wood, laminate, vinyl, and natural stone along with decorative accessories and wall tile, installation materials, and adjacent categories at everyday low prices. Our stores appeal to a variety of customers, including professional installers and commercial businesses (“Pro”), do it yourself customers (“DIY”), and buy it yourself customers who buy our products for professional installation (“BIY”). We operate within one reportable segment.
As of March 30, 2023, the Company, through its wholly owned subsidiary, Floor and Decor Outlets of America, Inc. (“F&D” or “Outlets”), operates 194 warehouse-format stores, which average 79,000 square feet, and five small-format standalone design studios in 36 states, as well as four distribution centers and an e-commerce site, FloorandDecor.com. Substantially all of the Company’s operating assets and liabilities are held by Outlets.
Fiscal Year
The Company’s fiscal year is the 52- or 53-week period ending on the Thursday on or preceding December 31st. The fiscal year ending December 28, 2023 (“fiscal 2023”) and the fiscal year ended December 29, 2022 (“fiscal 2022”) include 52 weeks. 52-week fiscal years consist of thirteen-week periods in each quarter of the fiscal year. When a 53-week fiscal year occurs, we report the additional week at the end of the fiscal fourth quarter.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. The Condensed Consolidated Balance Sheet as of December 29, 2022 has been derived from the audited Consolidated Balance Sheet for the fiscal year then ended. The interim condensed consolidated financial statements should be read together with the audited consolidated financial statements and related footnote disclosures included in the Company’s Annual Report on Form 10-K for fiscal 2022, filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2023 (the “Annual Report”). Management believes the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments considered necessary for a fair statement of results for the interim periods presented. Results of operations for the thirteen weeks ended March 30, 2023 are not necessarily indicative of the results to be expected for the full year.
Summary of Significant Accounting Policies
There were no significant changes to our Significant Accounting Policies as disclosed in the Annual Report. For more information regarding our Significant Accounting Policies and Estimates, see the “Summary of Significant Accounting Policies” section of “Item 8. Financial Statements and Supplementary Data” of our Annual Report.
Recently Adopted Accounting Pronouncements
Supplier Finance Programs. In September 2022, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2022-04, “Liabilities - Supplier Finance Programs (Subtopic 405-50).” The ASU requires disclosure of the key terms of outstanding supply chain finance programs and a rollforward of the related amounts due to vendors participating in these programs. The adoption of ASU 2022-04 did not affect the Company’s financial position, results of operations, or cash flows as the standard only impacts financial statement footnote disclosures. The guidance is effective in the first quarter of fiscal 2023, except for a rollforward of activity within supply chain finance programs, which is effective beginning in fiscal 2024. For additional information, refer to Note 9, “Supply Chain Finance Program.”

Business Combinations. In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” The ASU addresses diversity and inconsistency related to the recognition and measurement of contract assets and contract liabilities acquired in a business combination and requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. The Company adopted ASU No, 2021-08 in the first quarter of 2023 on a prospective basis. The adoption of ASU No. 2021-08 did not have a material impact on the Company’s consolidated financial statements or related disclosures and is only applicable to the extent that the Company has future business combinations.
Recently Issued Accounting Pronouncements
Leases. In March 2023, the FASB issued ASU No. 2023-01, “Leases (Topic 842), Common Control Arrangements”. The amendments in the ASU applying to public business entities clarifies the accounting for leasehold improvements associated with common control leases, reducing diversity in practice and providing investors with financial information that will better reflect the economics of those transactions. This guidance in ASU No. 2023-01 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and can be applied prospectively to all new leasehold improvements, prospectively to all new and existing leasehold improvements, or retrospectively to the beginning of the period in which the entity first applied Topic 842. Early adoption of the standard is permitted, including adoption in an interim period. The adoption of ASU 2023-01 is not expected to have an impact on the Company’s consolidated financial statements or related disclosures and would only be applicable to the extent that the Company has future common control leases.
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
Contract liabilities within the Condensed Consolidated Balance Sheets as of March 30, 2023 and December 29, 2022 primarily consisted of deferred revenue as well as amounts in accrued expenses and other current liabilities related to the Pro Premier Rewards loyalty program and unredeemed gift cards. As of March 30, 2023, contract liabilities totaled $64.9 million and included $14.4 million of deferred revenue, $36.6 million of loyalty program liabilities, and $13.9 million of unredeemed gift cards. As of December 29, 2022, contract liabilities totaled $57.0 million and included $10.1 million of deferred revenue, $33.8 million of loyalty program liabilities, and $13.1 million of unredeemed gift cards. Of the contract liabilities outstanding as of December 29, 2022, approximately $11.3 million was recognized in revenue during the thirteen weeks ended March 30, 2023.

Disaggregated Revenue
The Company has one reportable segment. The following table presents the net sales of each major product category (in thousands):

	Thirteen Weeks Ended
	March 30, 2023		March 31, 2022
Product Category	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Laminate and vinyl	$299,378	27%	$282,235	27%
Tile	264,584	24	230,611	22
Installation materials and tools	202,069	18	167,845	16
Decorative accessories and wall tile	198,578	18	191,035	19
Wood	62,221	6	71,946	7
Natural stone	55,025	5	53,456	5
Adjacent categories	20,012	1	16,188	2
Other (1)	20,185	1	15,418	2
Total	$1,122,052	100%	$1,028,734	100%
(1) Other includes delivery, sample, and other product revenue and adjustments for deferred revenue, sales returns reserves, and other revenue related adjustments that are not allocated on a product-level basis.
3. Debt
The following table summarizes the Company’s long-term debt as of March 30, 2023 and December 29, 2022:

in thousands	Maturity Date	Interest Rate Per Annum at 3/30/2023 (1)		March 30, 2023	December 29, 2022
Credit Facilities:
Term Loan Facility	February 14, 2027	6.62%	Variable	$203,973	$204,499
Asset-based Loan Facility (“ABL Facility”)	August 4, 2027	6.03%	Variable	106,500	210,200
Total secured debt at par value				310,473	414,699
Less: current maturities				2,103	2,103
Long-term debt maturities				308,370	412,596
Less: unamortized discount and debt issuance costs				6,622	7,045
Total long-term debt				$301,748	$405,551
(1) The applicable interest rate for the Term Loan Facility as presented herein does not include the effect of interest rate cap agreements.
Market risk associated with the Company’s long-term debt relates to the potential change in fair value and negative impact to future earnings, respectively, from a change in interest rates. The aggregate fair value of debt is based primarily on the Company’s estimates of interest rates, maturities, credit risk, and underlying collateral.
The following table summarizes scheduled maturities of the Company’s debt as of March 30, 2023:

in thousands	Amount
Thirty-nine weeks ending December 28, 2023	$1,577
2024	2,103
2025	2,103
2026	2,629
2027	302,061
Total minimum debt payments	$310,473

Components of interest expense are as follows for the periods presented:

	Thirteen Weeks Ended
in thousands	March 30, 2023	March 31, 2022
Total interest costs, net of interest income	$6,186	$1,875
Interest capitalized	1,324	713
Interest expense, net	$4,862	$1,162
Term Loan Facility
The Term Loan Facility bears interest at a rate equal to either (a) a base rate determined by reference to the highest of (1) the “Prime Rate,” (2) the U.S. federal funds rate plus 0.5% and (3) the one-month Term Secured Overnight Financing Rate (“SOFR”) plus 1.0%, or (b) Adjusted Term SOFR, plus, in each case, the Applicable Margin (each term as defined in the Term Loan Facility credit agreement). The Applicable Margin for base rate loans will be between 1.00% and 1.25%, and the Applicable Margin for SOFR loans will be between 2.00% and 2.25% (subject to a floor of 0.00%), in each case, if the Company exceeds certain leverage ratio tests.
All obligations under the Term Loan Facility are secured by (1) a first-priority security interest in substantially all of the property and assets of Outlets and the other guarantors under the Term Loan Facility, with certain exceptions, and (2) a second-priority security interest in the collateral securing the ABL Facility.
ABL Facility
As of March 30, 2023, the Company’s ABL Facility had a maximum availability of $800.0 million with actual available borrowings limited to the sum, at the time of calculation, of (a) eligible credit card receivables multiplied by the credit card advance rate, plus (b) the cost of eligible inventory, net of inventory reserves, multiplied by the applicable appraisal percentage, plus (c) 85% of eligible net trade receivables, plus (d) all eligible cash on hand, plus (e) 100% of the amount for which the eligible letter of credit must be honored after giving effect to any draws, minus certain Availability Reserves (each component as defined in the ABL Facility). The ABL Facility is available for issuance of letters of credit and contains a sublimit of $50.0 million for standby letters of credit and commercial letters of credit combined. Available borrowings under the facility are reduced by the face amount of outstanding letters of credit. The Company’s ABL Facility allows for the Company, under certain circumstances, to increase the size of the facility by an additional amount up to $200.0 million.
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
Net availability under the ABL Facility, as reduced by outstanding borrowings and fees of $106.5 million and letters of credit of $33.3 million, was $660.2 million based on financial data as of March 30, 2023.
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

Fair Value of Debt
The estimated fair values and classifications within the fair value hierarchy of the Term Loan Facility and the ABL Facility were as follows as of March 30, 2023 and December 29, 2022:

in thousands	Fair Value Hierarchy Classification	March 30, 2023	December 29, 2022
Term Loan Facility	Level 3	$199,894	$196,575
ABL Facility	Level 2	106,500	210,200
Total		$306,394	$406,775
The Term Loan Facility fair value is classified as Level 3 within the fair value hierarchy due to the use of unobservable inputs significant to the valuation, including indicative pricing from counterparties and discounted cash flow methods. The carrying amount of borrowings under the ABL Facility approximates fair value as the ABL Facility variable interest rates are based on prevailing market rates, which are a Level 2 input.
4. Income Taxes
Effective tax rates for the thirteen weeks ended March 30, 2023 and March 31, 2022 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within each period. The Company’s effective income tax rate was 21.1% and 23.6% for the thirteen weeks ended March 30, 2023 and March 31, 2022, respectively. For the thirteen weeks ended March 30, 2023 and March 31, 2022, the effective income tax rate was higher than the statutory federal income tax rate of 21.0% primarily due to state income taxes that were partially offset by tax deductions in excess of book expense related to stock-based compensation awards.
5. Commitments and Contingencies
Lease Commitments
The Company accounts for leases in accordance with ASC 842, Leases. The majority of the Company’s long-term operating lease agreements are for its retail locations, distribution centers, and corporate office, which expire in various years through 2048. Most of these agreements are retail leases wherein both the land and building are leased, additionally, the Company has ground leases in which only the land is leased. The initial lease terms for the Company's retail locations, distribution centers, and corporate office typically range from 10-20 years. The majority of the Company’s leases also include options to extend, which are factored into the recognition of their respective assets and liabilities when appropriate based on management’s assessment of the probability that the options will be exercised.
When readily determinable, the rate implicit in the lease is used to discount lease payments to present value; however, substantially all of the Company’s leases do not provide a readily determinable implicit rate. If the rate implicit in the lease is not readily determinable, the Company uses a third party to assist in the determination of a secured incremental borrowing rate, determined on a collateralized basis, to discount lease payments based on information available at lease commencement. The secured incremental borrowing rate is estimated based on yields obtained from Bloomberg for U.S. consumers with a BB credit rating and is adjusted for collateralization as well as inflation. As of March 30, 2023 and March 31, 2022, the Company’s weighted average discount rate was 5.5% and 5.1%, respectively. As of March 30, 2023 and March 31, 2022, the Company’s weighted average remaining lease term was approximately 12 years and 11 years, respectively.

Lease Costs
The table below presents components of lease expense for operating leases.

		Thirteen Weeks Ended
in thousands	Classification	March 30, 2023	March 31, 2022
Fixed operating lease cost:	Selling and store operating	$38,144	$33,460
	Cost of sales	6,258	6,501
	Pre-opening	3,066	2,353
	General and administrative	1,072	1,141
Total fixed operating lease cost		$48,540	$43,455

Variable lease cost (1):	Selling and store operating	$14,486	$12,223
	Cost of sales	1,119	1,419
	Pre-opening	131	167
	General and administrative	303	226
Total variable lease cost		$16,039	$14,035

Sublease income	Cost of sales	(679)	(680)

Total operating lease cost (2)		$63,900	$56,810
(1) Includes variable costs for common area maintenance, property taxes, and insurance on leased real estate.
(2) Excludes short-term lease costs, which were immaterial for the thirteen weeks ended March 30, 2023 and March 31, 2022.
Undiscounted Cash Flows
Future minimum lease payments under non-cancelable operating leases as of March 30, 2023 were as follows:

in thousands	Amount
Thirty-nine weeks ending December 28, 2023	$131,847
2024	196,087
2025	183,737
2026	172,602
2027	165,262
Thereafter	1,093,035
Total minimum lease payments (1) (2)	1,942,570
Less: amount of lease payments representing interest	577,205
Present value of future minimum lease payments	1,365,365
Less: current obligations under leases	113,798
Long-term lease obligations	$1,251,567
(1) Future lease payments exclude approximately $246.1 million of legally binding minimum lease payments for operating leases signed but not yet commenced.
(2) Operating lease payments include $201.3 million related to options to extend lease terms that are reasonably certain of being exercised.
For the thirteen weeks ended March 30, 2023 and March 31, 2022, cash paid for operating leases was $46.4 million and $43.0 million, respectively.

Litigation
On November 15, 2021, the Company was added as a defendant in a wrongful death lawsuit, Nguyen v. Inspections Now, Inc., No. 21-DCV-287142, pending in the 434th Judicial District Court of Fort Bend County, Texas. Inspections Now, Inc.; Bestview International Company; and Bestview (Fuzhou) Import & Export Co. LTD are also named as defendants in the case. Plaintiff’s petition alleges that “wood paneling” allegedly purchased from the Company was installed in the vicinity of plaintiff’s fireplace and caught fire while the fireplace was lit. The fire consumed plaintiff’s home and resulted in injuries to plaintiff and another occupant and the death of plaintiff’s three children and mother. Plaintiff alleges product defect and failure to warn claims against the Company; product defect, failure to warn, and strict liability claims against the Bestview entities; and negligent inspection claims against Inspections Now. Plaintiff’s petition seeks damages in excess of $1.0 million for property damage, personal injury, and wrongful death. The petition also seeks exemplary damages. Plaintiff’s ex-husband, brother, and the additional occupant have since intervened in the lawsuit. Intervenors allege the same claims against the Company, Inspections Now, and the Bestview entities and collectively seek damages in excess of $11.0 million for property damage, personal injury (as to the other occupant), wrongful death, and exemplary damages. The Company has answered all petitions, denying the allegations, and is seeking dismissal of the lawsuit in favor of a first-filed lawsuit against other defendants (but arising from the same fire) pending in Harris County, Texas. The trial court denied the Company’s motion seeking dismissal on February 23, 2023. On March 27, 2023, the Company filed a petition seeking mandamus relief from that ruling in the Court of Appeals for the First Judicial District of Texas, No. 01-23-00225-cv. The petition for mandamus relief remains pending.
On June 18, 2020, an alleged stockholder filed a putative derivative complaint, Lincolnshire Police Pension Fund v. Taylor, et al., No. 2020-0487-JTL, in the Delaware Court of Chancery, purportedly on behalf of the Company against certain of the Company’s officers, directors, and stockholders. An amended complaint was filed on September 14, 2022. The Company along with the other defendants filed a motion to dismiss on October 31, 2022. The plaintiffs then filed a second amended complaint on December 22, 2022. On February 6, 2023, the Company, along with the other defendants, filed a motion to dismiss the operative complaint. The complaint alleges breaches of fiduciary duties and unjust enrichment. The factual allegations underlying these claims are similar to the factual allegations made in the previously dismissed In re Floor & Decor Holdings, Inc. Securities Litigation, as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The complaint seeks unspecified damages and restitution for the Company from the individual defendants and the payment of costs and attorneys’ fees.
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
The Company is also subject to various other legal actions, claims, and proceedings arising in the ordinary course of business, which may include claims related to general liability, workers’ compensation, product liability, intellectual property, and employment-related matters resulting from its business activities. As with most actions such as these, an estimation of any possible and/or ultimate liability cannot always be determined. The Company establishes reserves for specific legal proceedings when it determines that the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated. These various other ordinary course proceedings are not expected to have a material impact on the Company's consolidated financial position, cash flows, or results of operations, however regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.
6. Stock-based Compensation
In accordance with ASC 718, Compensation-Stock Compensation, the Company measures compensation cost for all stock-based awards at fair value on the date of grant and recognizes compensation expense, net of forfeitures, using the straight-line method over the requisite service period of awards expected to vest, which for each of the awards is the service vesting period.

The table below presents components of stock-based compensation expense within the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income:

	Thirteen Weeks Ended
in thousands	March 30, 2023	March 31, 2022
General and administrative	$6,367	$5,980
Selling and store operating	374	—
Total stock-based compensation expense	$6,741	$5,980
Stock Options
The table below summarizes stock option activity for the thirteen weeks ended March 30, 2023.

	Options	Weighted Average Exercise Price
Outstanding at December 30, 2022	2,101,559	$27.10
Exercised	(79,452)	26.81
Forfeited or expired	(231)	47.12
Outstanding at March 30, 2023	2,021,876	$27.11
Vested and exercisable at March 30, 2023	1,900,479	$24.74
Restricted Stock Units
The Company periodically grants restricted stock units (“RSUs”) that represent an unfunded, unsecured right to receive a share of the Company’s Class A common stock upon vesting. During the thirteen weeks ended March 30, 2023, the Company granted RSUs to certain employees, officers, and non-employee directors, comprised of service-based RSUs, performance-based RSUs, and total shareholder return (“TSR”) awards. Service-based RSUs vest based on the grantee’s continued service through the vesting date. The performance-based RSUs cliff vest based on (i) the Company's achievement of predetermined financial metrics at the end of a three-year performance period and (ii) the grantee’s continued service through the vesting date. Depending on the performance-based RSU grant and the extent to which the relevant performance goals are achieved, the number of common shares earned upon vesting may range from either 0% to 150% or 0% to 200% of the award granted. The TSR awards cliff vest based on (i) the Company's relative TSR compared to a specified peer group and (ii) the grantee's continued service through the vesting date. The number of common shares earned upon vesting of the TSR awards may range from 0% to 150% of the TSR awards granted with no vesting above the target awards amount if the Company’s three-year absolute TSR is negative. The Company assesses the probability of achieving all performance goals on a quarterly basis. The service periods for RSUs granted during the period varies by grantee and ranges between approximately two to four years from the grant date.
The following table summarizes restricted stock unit activity during the thirteen weeks ended March 30, 2023:

	Restricted Stock Units
	Service-based	Performance-based	Total shareholder return	Total Restricted Stock Units
Unvested at December 30, 2022	408,829	36,117	—	444,946
Granted	350,518	188,543	58,854	597,915
Vested	(116,594)	—	—	(116,594)
Forfeited	(3,175)	—	—	(3,175)
Unvested at March 30, 2023	639,578	224,660	58,854	923,092

The aggregate fair value for all restricted stock units granted during the thirteen weeks ended March 30, 2023 was $54.8 million. The grant-date fair value of service-based RSUs and performance-based RSUs is based on the closing market price of the Company’s Class A common stock on the date of grant. The grant-date fair value of TSR awards is estimated using a Monte Carlo valuation method, which included the following assumptions for TSR awards granted during the period:

Thirteen Weeks Ended March 30, 2023
Expected term (in years)	2.8
Risk-free interest rate	4.5%
Expected volatility	49.5%
Dividend yield	—%
Restricted Stock Awards
The following table summarizes restricted stock award activity during the thirteen weeks ended March 30, 2023:

	Restricted Stock Awards
	Service-based	Performance-based (1)	Total shareholder return (1)	Total Restricted Stock Awards
Unvested at December 30, 2022	103,326	134,318	87,517	325,161
Vested	(50,178)	(86,656)	(56,461)	(193,295)
Unvested at March 30, 2023	53,148	47,662	31,056	131,866
(1) The performance-based and total shareholder return restricted stock awards that vested during the period were issued at 100% of target based on achievement of the predetermined performance and total shareholder return criteria as specified in the underlying grant agreements.
7. Earnings Per Share
Net Income per Common Share
The Company calculates basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effect of share-based awards.
The following table shows the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended
in thousands, except per share data	March 30, 2023	March 31, 2022
Net income	$71,524	$70,951
Basic weighted average shares outstanding	105,962	105,398
Dilutive effect of share-based awards	1,756	2,141
Diluted weighted average shares outstanding	107,718	107,539
Basic earnings per share	$0.67	$0.67
Diluted earnings per share	$0.66	$0.66
The following potentially dilutive securities were excluded from the computation of diluted earnings per share as a result of their anti-dilutive effect:

	Thirteen Weeks Ended
in thousands	March 30, 2023	March 31, 2022
Stock options	62	70
Restricted stock units	291	212

8. Fair Value Measurements
As of March 30, 2023 and December 29, 2022, the Company had certain financial assets and liabilities on its Condensed Consolidated Balance Sheets that were required to be measured at fair value on a recurring or non-recurring basis. The estimated fair values of financial assets and liabilities such as cash and cash equivalents, receivables, prepaid expenses and other current assets, other assets, accounts payable, and accrued expenses and other current liabilities approximate their respective carrying values as reported within the Condensed Consolidated Balance Sheets. See Note 3, “Debt” for discussion of the fair value of the Company’s debt.
Contingent Earn-out Liabilities
As of March 30, 2023, the contingent earn-out liabilities had an aggregate estimated fair value of $7.2 million (classified as level 3 within the fair value hierarchy), of which $2.8 million is included in other liabilities and $4.4 million is included in accrued expenses and other current liabilities within the Condensed Consolidated Balance Sheets. The table below summarizes changes in contingent earn-out liabilities during the thirteen weeks ended March 30, 2023.

in thousands	Contingent Earn-out Liabilities
Balance at December 29, 2022	$11,019
Fair value adjustments	1,434
Payments	(5,241)
Balance at March 30, 2023	$7,212
The $1.4 million net increase in the fair value of contingent earn-out liabilities during the thirteen weeks ended March 30, 2023 was recognized in general and administrative expense within the Condensed Consolidated Statements of Operations and Comprehensive Income.
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
The Company’s outstanding interest rate cap contracts were valued primarily using level 2 inputs based on data readily observable in public markets. The Company's interest rate cap contracts were negotiated with counterparties without going through a public exchange. Accordingly, the Company's fair value assessments for these derivative contracts gave consideration to the risk of counterparty default as well as the Company's own credit risk. As of March 30, 2023 and December 29, 2022, the total fair value of the Company's interest rate cap contracts was approximately $4.7 million and $5.9 million, respectively, which are presented as a component of AOCI within stockholders’ equity on the Condensed Consolidated Balance Sheets net of tax of $1.1 million and $1.4 million, respectively. During the thirteen weeks ended March 30, 2023, the Company reclassified $1.1 million of interest income from AOCI into earnings related to the interest rate cap contracts. No interest income was reclassified from AOCI into earnings during the thirteen weeks ended March 31, 2022.
9. Supply Chain Finance
The Company facilitates supply chain finance programs through financial intermediaries, which provide certain suppliers the option to be paid by the financial intermediaries earlier than the due date on the applicable invoice. When a supplier utilizes one of the supply chain finance programs and receives an early payment from a financial intermediary, it takes a discount on the invoice. The Company then pays the financial intermediary the invoice on the original due date. The Company does not reimburse suppliers for any costs they incur for participation in the program. Supplier participation is voluntary, and there are no assets pledged as security or other forms of guarantees provided for the committed payment to the financial intermediaries. As a result, all amounts owed to the financial intermediaries are presented as trade accounts payable in the Condensed Consolidated Balance Sheets. Amounts due to the financial intermediaries reflected in trade accounts payable at March 30, 2023 and December 29, 2022 were $104.1 million and $82.5 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of Floor & Decor Holdings, Inc. and Subsidiaries included in Item 1 of this quarterly report on Form 10-Q (this “Quarterly Report”) and with our audited financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2022 and filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2023 (the “Annual Report”). As used in this Quarterly Report, except where the context otherwise requires or where otherwise indicated, the terms “Floor & Decor,” “Company,” “we,” “our,” or “us” refer to Floor & Decor Holdings, Inc. and its subsidiaries.
Overview
Founded in 2000, Floor & Decor is a high-growth, differentiated, multi-channel specialty retailer and commercial distributor of hard surface flooring and related accessories with 194 warehouse-format stores across 36 states as of March 30, 2023. We believe that we offer the industry’s broadest in-stock assortment of tile, wood, laminate, vinyl, and natural stone flooring along with decorative and installation accessories and adjacent categories at everyday low prices, positioning us as the one-stop destination for our customers’ entire hard surface flooring needs. We appeal to a variety of customers, including professional installers and commercial businesses (“Pro”), do it yourself customers (“DIY”), and buy it yourself customers who buy the products for professional installation (“BIY”).
We operate on a 52- or 53-week fiscal year ending the Thursday on or preceding December 31. The following discussion contains references to the first thirteen weeks of fiscal 2023 and fiscal 2022, which ended on March 30, 2023 and March 31, 2022, respectively.
During the thirteen weeks ended March 30, 2023, we continued to make long-term key strategic investments, including:
•opening three new warehouse-format stores, ending the quarter with 194 warehouse-format stores and five design studios;
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
Results of Operations
See Item 1A., “Risk Factors” for information about the potential impacts that risks, such as global supply chain disruptions, inflation, geopolitical instability, and COVID-19, among others, may have on our results of operations and overall financial performance for future periods.

The following table summarizes key components of our results of operations for the periods indicated (certain numbers may not sum due to rounding):

	Thirteen Weeks Ended
	March 30, 2023		March 31, 2022		Increase (Decrease)
dollars in thousands	Amount	% of Net Sales	Amount	% of Net Sales	$	%
Net sales	$1,122,052	100.0%	$1,028,734	100.0%	$93.3	9.1%
Cost of sales	652,934	58.2	620,676	60.3	32.3	5.2%
Gross profit	469,118	41.8	408,058	39.7	61.1	15.0%
Operating expenses:
Selling and store operating	303,671	27.1	249,500	24.3	54.2	21.7%
General and administrative	61,911	5.5	54,645	5.3	7.3	13.3%
Pre-opening	8,020	0.7	9,941	1.0	(1.9)	(19.3)%
Total operating expenses	373,602	33.3	314,086	30.5	59.5	18.9%
Operating income	95,516	8.5	93,972	9.1	1.5	1.6%
Interest expense, net	4,862	0.4	1,162	0.1	3.7	318.4%
Income before income taxes	90,654	8.1	92,810	9.0	(2.2)	(2.3)%
Income tax expense	19,130	1.7	21,859	2.1	(2.7)	(12.5)%
Net income	$71,524	6.4%	$70,951	6.9%	$0.6	0.8%
Selected Financial Information

	Thirteen Weeks Ended
	March 30, 2023	March 31, 2022
Comparable store sales	(3.3)%	14.3%
Comparable average ticket	7.3%	16.7%
Comparable customer transactions	(9.9)%	(2.1)%
Number of warehouse-format stores	194	166
Adjusted EBITDA (in thousands) (1)	$149,617	$135,777
Adjusted EBITDA (% of net sales)	13.3%	13.2%
(1)    EBITDA and Adjusted EBITDA are non-GAAP financial measures. See the “Non-GAAP Financial Measures” section below for additional information and a reconciliation of EBITDA and Adjusted EBITDA to net income.
Net Sales
Net sales during the thirteen weeks ended March 30, 2023 increased $93.3 million, or 9.1%, compared to the corresponding prior year period primarily due to sales from the net 28 new warehouse-format stores that we opened since March 31, 2022, partially offset by a decrease in comparable store sales of 3.3%. The comparable store sales decrease during the period of 3.3%, or $32.5 million, was driven by a 9.9% decrease in comparable customer transactions, partially offset by a 7.3% increase in comparable average ticket. Non-comparable store sales during the period were $125.8 million driven by new stores opened after March 31, 2022 and revenue from our Spartan subsidiary.
We believe the decrease in comparable customer transactions for the thirteen weeks ended March 30, 2023 was primarily driven by declines in existing home sales, higher borrowing costs for consumers, and inflation. We partially offset the decrease in comparable customer transactions with a higher average ticket. The higher average ticket is primarily due to retail price increases to offset higher supply chain and product costs compared to the same period last year. In addition, our average ticket continues to benefit from a higher penetration of sales through our ecommerce, Pro, and design initiatives.

Gross Profit and Gross Margin
Gross profit during the thirteen weeks ended March 30, 2023 increased $61.1 million, or 15.0%, compared to the thirteen weeks ended March 31, 2022. The increase in gross profit was driven by the 9.1% increase in net sales and an increase in gross margin to 41.8%, up approximately 210 basis points from 39.7% in the same period a year ago primarily due to retail price increases taken to offset higher supply chain and product costs.
Selling and Store Operating Expenses
Selling and store operating expenses during the thirteen weeks ended March 30, 2023 increased $54.2 million, or 21.7%, compared to the thirteen weeks ended March 31, 2022. As a percentage of net sales, selling and store operating expenses increased approximately 280 basis points to 27.1% from 24.3% in the corresponding prior year period. These increases during the thirteen weeks ended March 30, 2023 were primarily attributable to growth in new stores, wage increases, higher credit card transaction processing fees, and deleverage in occupancy and other fixed costs resulting from lower comparable store sales.
General and Administrative Expenses
General and administrative expenses during the thirteen weeks ended March 30, 2023 increased $7.3 million, or 13.3%, compared to the thirteen weeks ended March 31, 2022 due to costs to support store growth, including increased store support staff, higher depreciation related to technology and other store support center investments, and operating expenses related to our Spartan subsidiary. General and administrative expenses as a percentage of net sales increased approximately 20 basis points to 5.5% from 5.3% in the prior year quarter primarily due to deleverage from lower comparable store sales.
Pre-Opening Expenses
Pre-opening expenses decreased $1.9 million, or 19.3%, during the thirteen weeks ended March 30, 2023 compared to the corresponding prior year period. The decrease primarily resulted from opening fewer stores during the thirteen weeks ended March 30, 2023 compared to the corresponding prior year period.
Interest Expense
Net interest expense during the thirteen weeks ended March 30, 2023 increased $3.7 million, or 318.4%, compared to the thirteen weeks ended March 31, 2022. The increase in interest expense was primarily due to an increase in amounts borrowed under our ABL Facility and interest rate increases on outstanding debt, partially offset by increases in interest capitalized and interest income from our interest cap derivative contracts.
Income Tax Expense
Income tax expense was $19.1 million during the thirteen weeks ended March 30, 2023 compared to $21.9 million during the thirteen weeks ended March 31, 2022. The effective tax rate was 21.1% for the thirteen weeks ended March 30, 2023 compared to 23.6% in the prior year quarter. The decrease in the effective tax rate was primarily due to year-over-year increases in excess tax benefits related to stock-based compensation awards.
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
EBITDA and Adjusted EBITDA are supplemental measures of financial performance that are not required by or presented in accordance with GAAP. We define EBITDA as net income before interest, taxes, depreciation and amortization. We define Adjusted EBITDA as net income before interest, taxes, depreciation and amortization adjusted to eliminate the impact of non-cash stock-based compensation expense and certain items that we do not consider indicative of our core operating performance. See below for a reconciliation of EBITDA and Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

EBITDA and Adjusted EBITDA are non-GAAP measures of our financial performance and should not be considered as alternatives to net income as a measure of financial performance or any other performance measure derived in accordance with GAAP, and they should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of liquidity or free cash flow for management's discretionary use. In addition, these non-GAAP measures exclude certain non-recurring and other charges. Each of these non-GAAP measures has its limitations as an analytical tool, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. In evaluating EBITDA and Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the items eliminated in the adjustments made to determine EBITDA and Adjusted EBITDA, such as stock-based compensation expense, distribution center relocation expenses, fair value adjustments related to contingent earn-out liabilities, and other adjustments. Our presentation of EBITDA and Adjusted EBITDA should not be construed to imply that our future results will be unaffected by any such adjustments. Definitions and calculations of EBITDA and Adjusted EBITDA differ among companies in the retail industry, and therefore EBITDA and Adjusted EBITDA disclosed by us may not be comparable to the metrics disclosed by other companies.
For the periods presented, the following table reconciles EBITDA and Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP:

	Thirteen Weeks Ended
in thousands	March 30, 2023	March 31, 2022
Net income	$71,524	$70,951
Depreciation and amortization (a)	45,926	34,120
Interest expense, net	4,862	1,162
Income tax expense	19,130	21,859
EBITDA	141,442	128,092
Stock-based compensation expense (b)	6,741	5,980
Other (c)	1,434	1,705
Adjusted EBITDA	$149,617	$135,777
(a)Excludes amortization of deferred financing costs, which is included as part of interest expense, net in the table above.
(b)Non-cash charges related to stock-based compensation programs, which vary from period to period depending on the timing of awards and forfeitures.
(c)Other adjustments include amounts management does not consider indicative of our core operating performance. Amounts for the thirteen weeks ended March 30, 2023 relate to changes in the fair value of contingent earn-out liabilities. Amounts for the thirteen weeks ended March 31, 2022 primarily relate to expenses for our Houston distribution center relocation.
Liquidity and Capital Resources
Liquidity is provided primarily by our cash flows from operations and our $800.0 million ABL Facility. Unrestricted liquidity based on our March 30, 2023 financial data was $665.2 million, consisting of $5.0 million in cash and cash equivalents and $660.2 million immediately available for borrowing under the ABL Facility without violating any covenants thereunder. Our liquidity is not generally seasonal, and our uses of cash are primarily tied to when we open stores and make other capital expenditures.
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

Total capital expenditures in fiscal 2023 are planned to be between approximately $620 million to $675 million and are expected to be funded primarily by cash generated from operations and borrowings under the ABL Facility. Our capital needs may change in the future due to changes in our business, new opportunities that we choose to pursue, or other factors. We currently expect the following for capital expenditures in fiscal 2023 (projected amounts are based on the gross costs that we expect to accrue for these investments on the Condensed Consolidated Balance Sheets in fiscal 2023, which may include amounts incurred but not yet settled in cash during the period):
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
Cash Flow Analysis
A summary of our operating, investing, and financing activities is shown in the following table:

	Thirteen Weeks Ended
in thousands	March 30, 2023	March 31, 2022
Net cash provided by (used in) operating activities	$250,280	$(3,333)
Net cash used in investing activities	(139,398)	(101,394)
Net cash used in financing activities	(115,642)	(2,889)
Net decrease in cash and cash equivalents	$(4,760)	$(107,616)
Net Cash Provided by (Used in) Operating Activities
Cash provided by or used in operating activities consists primarily of (i) net income adjusted for non-cash items, including depreciation and amortization, deferred income taxes, stock-based compensation, and changes in the fair values of contingent earn-out liabilities and (ii) changes in working capital.
Net cash provided by operating activities was $250.3 million for the thirteen weeks ended March 30, 2023 compared to net cash used in operating activities of $3.3 million for the thirteen weeks ended March 31, 2022. The increase in net cash provided by operating activities was primarily the result of a net decrease in inventory purchases and other working capital items.
Net Cash Used in Investing Activities
Investing activities typically consist primarily of capital expenditures for new store openings and existing store remodels including leasehold improvements, racking, fixtures, vignettes, and design centers, as well as new infrastructure and information systems. Cash payments to acquire businesses are also included in investing activities.
Net cash used in investing activities during the thirteen weeks ended March 30, 2023 and March 31, 2022 was $139.4 million and $101.4 million, respectively. The increase in cash used in investing activities was due to an increase in capital expenditures. The year-over-year growth in capital expenditures was primarily driven by an increase in new stores under construction and settlement of outstanding construction payables for recently completed stores compared to the corresponding prior year period.
Net Cash Used in Financing Activities
Financing activities consist primarily of borrowings and related repayments under our credit agreements, proceeds from the exercise of stock options and our employee share purchase program, tax payments related to the vesting or exercise of stock-based compensation awards, and payments of contingent earn-out consideration.
Net cash used in financing activities for the thirteen weeks ended March 30, 2023 and March 31, 2022 was $115.6 million and $2.9 million, respectively. The increase in net cash used in financing activities was primarily driven by net ABL Facility repayments of $103.7 million and a $9.1 million increase in tax payments related to the vesting or exercise of stock-based compensation awards.

Our Credit Facilities
As of March 30, 2023, total Term Loan Facility debt was $204.0 million, and the total amount borrowed under our ABL Facility was $106.5 million. For additional information regarding our Term Loan Facility and ABL Facility, including applicable covenants and other details, please refer to Note 3, “Debt.”
Credit Ratings
Our credit ratings are periodically reviewed by rating agencies. Standard & Poor's issuer credit rating of BB with a stable outlook and Moody’s issuer credit rating of Ba3 with a positive outlook remain unchanged as of March 30, 2023. These ratings and our current credit condition affect, among other things, our ability to access new capital. Negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be lowered or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, financial condition, results of operations, and liquidity. In particular, a weakening of our financial condition, including an increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, result in a credit rating downgrade or change in outlook, or otherwise increase our cost of borrowing.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk affecting the Company, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of the Annual Report. While our exposure to market risk has not changed materially since December 29, 2022, uncertainty with respect to the economic effects of global supply chain disruptions, inflation, geopolitical instability, including from the ongoing war in Ukraine, and COVID-19, among others, have introduced significant volatility in the financial markets, including interest rates and foreign currency exchange rates. See further discussion in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details.

Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our Credit Facilities, which carry variable interest rates. As of March 30, 2023, our Term Loan Facility and ABL Facility, which have variable interest rates, had remaining principal balances of $204.0 million and $106.5 million, respectively. A 1.0% increase in the effective interest rate for these debt instruments would cause an increase in interest expense of approximately $3.1 million over the next twelve months, excluding the impact of interest rate cap agreements. To lessen our exposure to changes in interest rate risk, we entered into two $75.0 million interest rate cap agreements in May 2021. The contracts effectively cap Secured Overnight Financing Rate (“SOFR”) based interest payments on a portion of our Term Loan Facility to less than 1.68% through April 2024. The U.S. Federal Reserve has continued raising interest rates in fiscal 2023. As a result, these agreements are partially offsetting increases in interest expense on our Term Loan Facility as rates have increased to a level above the specified SOFR caps. For additional information related to the Company’s Credit Facilities, refer to Note 3, “Debt.”
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in reports filed or submitted under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, have reviewed the effectiveness of the Company’s disclosure controls and procedures as of March 30, 2023 and, based on their evaluation, have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. The condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the fiscal quarter ended March 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
See the information under the “Litigation” caption in Note 5, Commitments and Contingencies to our Condensed Consolidated Financial Statements included in this Quarterly Report, which we incorporate here by reference.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report filed with the SEC on February 23, 2023, which could materially affect our business, financial condition, and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents the number and average price of the Company’s common shares repurchased in each fiscal month of the first quarter of fiscal 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share
December 30, 2022 - January 26, 2023	—	$—
January 27, 2023 - February 23, 2023	—	—
February 24, 2023 - March 30, 2023	83,134	90.95
Total	83,134	$90.95
Under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan (the “2017 Plan”), participants may surrender shares as payment of applicable tax withholding on the vesting of restricted stock awards. Shares so surrendered by participants in the 2017 Plan are repurchased pursuant to the terms of the 2017 Plan and applicable award agreement and not pursuant to any publicly announced share repurchase programs.

Item 6. Exhibits

Exhibit No.	Exhibit Description
3.1	Amended & Restated Certificate of Incorporation of Floor & Decor Holdings, Inc. (1)
3.2	Second Amended and Restated Bylaws of Floor & Decor Holdings, Inc. (2)
10.1	Form of Non-CEO Performance Restricted Stock Unit Agreement under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan
10.2	Form of CEO Performance Restricted Stock Unit Agreement under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan
10.3	Form of Non-CEO 2023 Special Performance and Service Restricted Stock Unit Agreement under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan
10.4	Form of CEO 2023 Special Performance and Service Restricted Stock Unit Agreement under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
(1) Filed as an exhibit to the Registrant’s Form 10-Q (File No. 001-38070) filed with the SEC on August 5, 2021, and incorporated herein by reference.
(2) Filed as an exhibit to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-216000) filed with the SEC on April 24, 2017, and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOOR & DECOR HOLDINGS, INC.

Dated: May 4, 2023	By:	/s/ Thomas V. Taylor
Thomas V. Taylor
Chief Executive Officer
(Principal Executive Officer)

Dated: May 4, 2023	By:	/s/ Bryan H. Langley
Bryan H. Langley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: May 4, 2023	By:	/s/ Luke T. Olson
Luke T. Olson
Vice President, Chief Accounting Officer
(Principal Accounting Officer)