Form 10-Q
period 2023-06-29
Floor & Decor Holdings, Inc.
filed 2023-08-03
CIK 1507079

74

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2023
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2023
Class A common stock, $0.001 par value per share	106,442,578

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
•our inability to find, train, and retain key personnel;
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

•geopolitical risks, such as the ongoing war in Ukraine or import restrictions under the Uyghur Forced Labor Prevention Act, that impact our ability to import from foreign suppliers or raise our costs;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

in thousands, except for share and per share data	As of June 29, 2023	As of December 29, 2022
Assets
Current assets:
Cash and cash equivalents	$4,171	$9,794
Income taxes receivable	14,085	7,325
Receivables, net	88,201	94,732
Inventories, net	1,172,486	1,292,336
Prepaid expenses and other current assets	56,590	53,298
Total current assets	1,335,533	1,457,485
Fixed assets, net	1,443,504	1,258,056
Right-of-use assets	1,257,684	1,205,636
Intangible assets, net	155,733	152,353
Goodwill	258,861	255,473
Deferred income tax assets, net	15,658	11,265
Other assets	8,497	10,974
Total long-term assets	3,139,937	2,893,757
Total assets	$4,475,470	$4,351,242
Liabilities and stockholders’ equity
Current liabilities:
Current portion of term loan	$2,103	$2,103
Current portion of lease liabilities	118,960	105,693
Trade accounts payable	664,679	590,883
Accrued expenses and other current liabilities	316,057	298,019
Deferred revenue	14,384	10,060
Total current liabilities	1,116,183	1,006,758
Term loan	195,145	195,351
Revolving line of credit	35,000	210,200
Lease liabilities	1,276,927	1,227,507
Deferred income tax liabilities, net	32,093	41,520
Other liabilities	10,343	12,730
Total long-term liabilities	1,549,508	1,687,308
Total liabilities	2,665,691	2,694,066
Commitments and contingencies (Note 5)
Stockholders’ equity
Capital stock:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at June 29, 2023 and December 29, 2022	—	—
Common stock Class A, $0.001 par value; 450,000,000 shares authorized; 106,390,951 shares issued and outstanding at June 29, 2023 and 106,150,661 issued and outstanding at December 29, 2022	106	106
Common stock Class B, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at June 29, 2023 and December 29, 2022	—	—
Common stock Class C, $0.001 par value; 30,000,000 shares authorized; 0 shares issued and outstanding at June 29, 2023 and December 29, 2022	—	—
Additional paid-in capital	492,914	482,312
Accumulated other comprehensive income, net	3,362	4,337
Retained earnings	1,313,397	1,170,421
Total stockholders’ equity	1,809,779	1,657,176
Total liabilities and stockholders’ equity	$4,475,470	$4,351,242
See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
in thousands, except for per share data	June 29, 2023	June 30, 2022	June 29, 2023	June 30, 2022
Net sales	$1,135,899	$1,089,846	$2,257,951	$2,118,580
Cost of sales	656,266	653,564	1,309,200	1,274,240
Gross profit	479,633	436,282	948,751	844,340
Operating expenses:
Selling and store operating	311,406	268,202	615,077	517,702
General and administrative	63,279	53,107	125,190	107,752
Pre-opening	9,974	8,563	17,994	18,504
Total operating expenses	384,659	329,872	758,261	643,958
Operating income	94,974	106,410	190,490	200,382
Interest expense, net	2,898	1,672	7,760	2,834
Income before income taxes	92,076	104,738	182,730	197,548
Income tax expense	20,624	22,906	39,754	44,765
Net income	$71,452	$81,832	$142,976	$152,783
Change in fair value of hedge instruments, net of tax	(126)	822	(975)	2,376
Total comprehensive income	$71,326	$82,654	$142,001	$155,159
Basic earnings per share	$0.67	$0.78	$1.35	$1.45
Diluted earnings per share	$0.66	$0.76	$1.33	$1.42
See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Class A
in thousands	Shares	Amount
Balance, December 30, 2022	106,151	$106	$482,312	$4,337	$1,170,421	$1,657,176
Stock-based compensation expense	—	—	6,741	—	—	6,741
Exercise of stock options	79	—	2,130	—	—	2,130
Issuance of common stock upon vesting of restricted stock units	117	—	—	—	—	—
Shares issued under employee stock purchase plan	43	—	2,558	—	—	2,558
Common stock redeemed for tax liability	(119)	—	(10,863)	—	—	(10,863)
Other comprehensive loss, net of tax	—	—	—	(849)	—	(849)
Net income	—	—	—	—	71,524	71,524
Balance, March 30, 2023	106,271	$106	$482,878	$3,488	$1,241,945	$1,728,417
Stock-based compensation expense	—	—	8,306	—	—	8,306
Exercise of stock options	123	—	2,728	—	—	2,728
Issuance of common stock upon vesting of restricted stock units	8	—	—	—	—	—
Common stock redeemed for tax liability	(11)	—	(998)	—	—	(998)
Other comprehensive loss, net of tax	—	—	—	(126)	—	(126)
Net income	—	—	—	—	71,452	71,452
Balance, June 29, 2023	106,391	$106	$492,914	$3,362	$1,313,397	$1,809,779

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
	Class A
in thousands	Shares	Amount
Balance, December 31, 2021	105,761	$106	$450,332	$535	$872,226	$1,323,199
Stock-based compensation expense	—	—	5,980	—	—	5,980
Exercise of stock options	32	—	577	—	—	577
Issuance of common stock upon vesting of restricted stock units	47	—	—	—	—	—
Shares issued under employee stock purchase plan	21	—	1,963	—	—	1,963
Common stock redeemed for tax liability	(19)	—	(1,807)	—	—	(1,807)
Other comprehensive gain, net of tax	—	—	—	1,554	—	1,554
Net income	—	—	—	—	70,951	70,951
Balance, March 31, 2022	105,842	$106	$457,045	$2,089	$943,177	$1,402,417
Stock-based compensation expense	—	—	4,889	—	—	4,889
Exercise of stock options	209	—	4,599	—	—	4,599
Forfeiture of restricted stock awards	(59)	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	5	—	—	—	—	—
Common stock redeemed for tax liability	(4)	—	(273)	—	—	(273)
Other comprehensive gain, net of tax	—	—	—	822	—	822
Net income	—	—	—	—	81,832	81,832
Balance, June 30, 2022	105,993	$106	$466,260	$2,911	$1,025,009	$1,494,286
See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Twenty-six Weeks Ended
in thousands	June 29, 2023	June 30, 2022
Operating activities
Net income	$142,976	$152,783
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,028	72,566
Stock-based compensation expense	15,047	10,869
Change in fair value of contingent earn-out liabilities	1,787	1,389
Deferred income taxes	(13,480)	2,475
Interest cap derivative contracts	57	57
Loss on asset impairments and disposals, net	765	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	12,595	(15,936)
Inventories, net	128,554	(335,968)
Trade accounts payable	84,885	110,923
Accrued expenses and other current liabilities	6,579	26,174
Income taxes	(6,755)	(10,681)
Deferred revenue	4,324	5,728
Other, net	3,283	(12,526)
Net cash provided by operating activities	476,645	7,853
Investing activities
Purchases of fixed assets	(279,175)	(214,283)
Acquisitions, net of cash acquired	(17,156)	(1,121)
Proceeds from sales of property	—	4,773
Net cash used in investing activities	(296,331)	(210,631)
Financing activities
Payments on term loans	(1,051)	(1,577)
Borrowings on revolving line of credit	384,200	336,800
Payments on revolving line of credit	(559,400)	(268,200)
Payments of contingent earn-out liabilities	(5,241)	(2,571)
Proceeds from exercise of stock options	4,858	5,176
Proceeds from employee stock purchase plan	2,558	1,963
Tax payments for stock-based compensation awards	(11,861)	(2,080)
Net cash (used in) provided by financing activities	(185,937)	69,511
Net decrease in cash and cash equivalents	(5,623)	(133,267)
Cash and cash equivalents, beginning of the period	9,794	139,444
Cash and cash equivalents, end of the period	$4,171	$6,177
Supplemental disclosures of cash flow information
Buildings and equipment acquired under operating leases	$112,554	$133,237
Cash paid for interest, net of capitalized interest	$7,455	$1,862
Cash paid for income taxes, net of refunds	$60,792	$52,943
Fixed assets accrued at the end of the period	$116,555	$109,939
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
As of June 29, 2023, the Company, through its wholly owned subsidiary, Floor and Decor Outlets of America, Inc. (“Outlets”), operates 203 warehouse-format stores, which average 78,000 square feet, and five small-format standalone design studios in 36 states, as well as four distribution centers and an e-commerce site, FloorandDecor.com. Substantially all of the Company’s operating assets and liabilities are held by Outlets.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. The Condensed Consolidated Balance Sheet as of December 29, 2022 has been derived from the audited Consolidated Balance Sheet for the fiscal year then ended. The interim condensed consolidated financial statements should be read together with the audited consolidated financial statements and related footnote disclosures included in the Company’s Annual Report on Form 10-K for fiscal 2022, filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2023 (the “Annual Report”). Management believes the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments considered necessary for a fair statement of results for the interim periods presented. Results of operations for the thirteen and twenty-six weeks ended June 29, 2023 are not necessarily indicative of the results to be expected for the full year.
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
Recently Adopted Accounting Pronouncements
Supplier Finance Programs. In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-04, “Liabilities - Supplier Finance Programs (Subtopic 405-50).” The ASU requires disclosure of the key terms of outstanding supply chain finance programs and a rollforward of the related amounts due to vendors participating in these programs. The adoption of ASU 2022-04 did not affect the Company’s financial position, results of operations, or cash flows as the standard only impacts financial statement footnote disclosures. The guidance is effective in the first quarter of fiscal 2023, except for a rollforward of activity within supply chain finance programs, which is effective beginning in fiscal 2024. For additional information, refer to Note 9, “Supply Chain Finance Program.”

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
Contract liabilities within the Condensed Consolidated Balance Sheets as of June 29, 2023 and December 29, 2022 primarily consisted of deferred revenue as well as amounts in accrued expenses and other current liabilities related to the Pro Premier Rewards loyalty program and unredeemed gift cards. As of June 29, 2023, contract liabilities totaled $68.1 million and included $14.4 million of deferred revenue, $39.8 million of loyalty program liabilities, and $13.9 million of unredeemed gift cards. As of December 29, 2022, contract liabilities totaled $57.0 million and included $10.1 million of deferred revenue, $33.8 million of loyalty program liabilities, and $13.1 million of unredeemed gift cards. Of the contract liabilities outstanding as of December 29, 2022, approximately $14.7 million was recognized in revenue during the twenty-six weeks ended June 29, 2023.

Disaggregated Revenue
The Company has one reportable segment. The following table presents the net sales of each major product category (in thousands):

	Thirteen Weeks Ended
	June 29, 2023		June 30, 2022
Product Category	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Laminate and vinyl	$299,349	26%	$299,610	27%
Tile	271,263	24	248,295	23
Installation materials and tools	208,448	18	178,319	16
Decorative accessories and wall tile	190,779	17	190,966	18
Wood	64,340	6	71,489	7
Natural stone	53,885	5	55,248	5
Adjacent categories	20,013	2	17,837	2
Other (1)	27,822	2	28,082	2
Total	$1,135,899	100%	$1,089,846	100%

	Twenty-six Weeks Ended
	June 29, 2023		June 30, 2022
Product Category	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Laminate and vinyl	$598,727	27%	$581,845	27%
Tile	535,848	24	478,906	23
Installation materials and tools	410,517	18	346,164	16
Decorative accessories and wall tile	389,357	17	382,001	18
Wood	126,562	6	143,435	7
Natural stone	108,910	5	108,704	5
Adjacent categories	40,025	1	34,025	2
Other (1)	48,005	2	43,500	2
Total	$2,257,951	100%	$2,118,580	100%
(1) Other includes delivery, sample, and other product revenue and adjustments for deferred revenue, sales returns reserves, and other revenue related adjustments that are not allocated on a product-level basis.
3. Debt
The following table summarizes the Company’s long-term debt as of June 29, 2023 and December 29, 2022:

in thousands	Maturity Date	Interest Rate Per Annum at June 29, 2023 (1)		June 29, 2023	December 29, 2022
Credit Facilities:
Term Loan Facility	February 14, 2027	7.15%	Variable	$203,447	$204,499
Asset-based Loan Facility (“ABL Facility”)	August 4, 2027	6.34%	Variable	35,000	210,200
Total secured debt at par value				238,447	414,699
Less: current maturities				2,103	2,103
Long-term debt maturities				236,344	412,596
Less: unamortized discount and debt issuance costs				6,199	7,045
Total long-term debt				$230,145	$405,551
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
The following table summarizes scheduled maturities of the Company’s debt as of June 29, 2023:

in thousands	Amount
Twenty-six weeks ending December 28, 2023	$1,051
2024	2,103
2025	2,103
2026	2,629
2027	230,561
Total minimum debt payments	$238,447
Components of interest expense are as follows for the periods presented:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
in thousands	June 29, 2023	June 30, 2022	June 29, 2023	June 30, 2022
Total interest costs, net of interest income	$4,581	$2,650	$10,767	$4,525
Less: interest capitalized	1,683	978	3,007	1,691
Interest expense, net	$2,898	$1,672	$7,760	$2,834
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
ABL Facility
As of June 29, 2023, the Company’s ABL Facility had a maximum availability of $800.0 million with actual available borrowings limited to the sum, at the time of calculation, of (a) eligible credit card receivables multiplied by the credit card advance rate, plus (b) the cost of eligible inventory, net of inventory reserves, multiplied by the applicable appraisal percentage, plus (c) 85% of eligible net trade receivables, plus (d) all eligible cash on hand, plus (e) 100% of the amount for which the eligible letter of credit must be honored after giving effect to any draws, minus certain Availability Reserves (each component as defined in the ABL Facility). The ABL Facility is available for issuance of letters of credit and contains a sublimit of $50.0 million for standby letters of credit and commercial letters of credit combined. Available borrowings under the facility are reduced by the face amount of outstanding letters of credit. The Company’s ABL Facility allows for the Company, under certain circumstances, to increase the size of the facility by an additional amount up to $200.0 million.
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
Net availability under the ABL Facility, as reduced by outstanding borrowings and fees of $35.0 million and letters of credit of $33.3 million, was $699.1 million based on financial data as of June 29, 2023.

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
Fair Value of Debt
The estimated fair values and classifications within the fair value hierarchy of the Term Loan Facility and the ABL Facility were as follows as of June 29, 2023 and December 29, 2022:

in thousands	Fair Value Hierarchy Classification	June 29, 2023	December 29, 2022
Term Loan Facility	Level 3	$200,904	$196,575
ABL Facility	Level 2	35,000	210,200
Total		$235,904	$406,775
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
4. Income Taxes
Effective tax rates for the thirteen and twenty-six weeks ended June 29, 2023 and June 30, 2022 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within each period. The Company’s effective income tax rate was 22.4% and 21.9% for the thirteen weeks ended June 29, 2023 and June 30, 2022, respectively, and 21.8% and 22.7% for the twenty-six weeks ended June 29, 2023 and June 30, 2022, respectively. For the thirteen and twenty-six weeks ended June 29, 2023 and June 30, 2022, the effective income tax rates were higher than the statutory federal income tax rate of 21.0% primarily due to state income taxes that were partially offset by tax deductions in excess of book expense related to stock-based compensation awards.

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

When readily determinable, the rate implicit in the lease is used to discount lease payments to present value; however, substantially all of the Company’s leases do not provide a readily determinable implicit rate. If the rate implicit in the lease is not readily determinable, the Company uses a third party to assist in the determination of a secured incremental borrowing rate, determined on a collateralized basis, to discount lease payments based on information available at lease commencement. The secured incremental borrowing rate is estimated based on yields obtained from Bloomberg for U.S. consumers with a BB credit rating and is adjusted for collateralization as well as inflation. As of June 29, 2023 and June 30, 2022, the Company’s weighted average discount rate was 5.6% and 5.2%, respectively. As of June 29, 2023 and June 30, 2022, the Company’s weighted average remaining lease term was approximately 12 years and 11 years, respectively.
Lease Costs
The table below presents components of lease expense for operating leases.

		Thirteen Weeks Ended		Twenty-six Weeks Ended
in thousands	Classification	June 29, 2023	June 30, 2022	June 29, 2023	June 30, 2022
Fixed operating lease cost:	Selling and store operating	$38,529	$35,584	$76,673	$69,044
	Cost of sales	5,213	6,323	11,471	12,824
	Pre-opening	3,906	2,631	6,972	4,984
	General and administrative	1,030	1,130	2,102	2,271
Total fixed operating lease cost		$48,678	$45,668	$97,218	$89,123

Variable lease cost (1):	Selling and store operating	$15,282	$12,703	$29,768	$24,926
	Cost of sales	1,039	1,236	2,158	2,655
	Pre-opening	12	73	143	240
	General and administrative	316	178	619	404
Total variable lease cost		$16,649	$14,190	$32,688	$28,225

Sublease income	Cost of sales	(681)	(680)	(1,360)	(1,360)

Total operating lease cost (2)		$64,646	$59,178	$128,546	$115,988
(1) Includes variable costs for common area maintenance, property taxes, and insurance on leased real estate.
(2) Excludes short-term lease costs, which were immaterial for the thirteen and twenty-six weeks ended June 29, 2023 and June 30, 2022.

Undiscounted Cash Flows
Future minimum lease payments under non-cancelable operating leases as of June 29, 2023 were as follows:

in thousands	Amount
Twenty-six weeks ending December 28, 2023	$88,570
2024	202,730
2025	191,186
2026	179,308
2027	171,372
Thereafter	1,161,317
Total minimum lease payments (1) (2)	1,994,483
Less: amount of lease payments representing interest	598,596
Present value of future minimum lease payments	1,395,887
Less: current obligations under leases	118,960
Long-term lease obligations	$1,276,927
(1) Future lease payments exclude approximately $415.3 million of legally binding minimum lease payments for operating leases signed but not yet commenced.
(2) Operating lease payments include $216.2 million related to options to extend lease terms that are reasonably certain of being exercised.
For the twenty-six weeks ended June 29, 2023 and June 30, 2022, cash paid for operating leases was $93.6 million and $86.7 million, respectively.
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
The table below presents components of stock-based compensation expense within the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income:

	Twenty-six Weeks Ended
in thousands	June 29, 2023	June 30, 2022
General and administrative	$14,212	$10,869
Selling and store operating	835	—
Total stock-based compensation expense	$15,047	$10,869
Stock Options
The table below summarizes stock option activity for the twenty-six weeks ended June 29, 2023.

	Options	Weighted Average Exercise Price
Outstanding at December 30, 2022	2,101,559	$27.10
Exercised	(201,891)	24.06
Forfeited or expired	(2,091)	56.56
Outstanding at June 29, 2023	1,897,577	$27.39
Vested and exercisable at June 29, 2023	1,795,662	$25.10

Restricted Stock Units
The Company periodically grants restricted stock units (“RSUs”) that represent an unfunded, unsecured right to receive a share of the Company’s Class A common stock upon vesting. During the twenty-six weeks ended June 29, 2023, the Company granted RSUs to certain employees, officers, and non-employee directors comprised of service-based RSUs, performance-based RSUs, and total shareholder return (“TSR”) awards. Service-based RSUs vest based on the grantee’s continued service through the vesting date. The performance-based RSUs cliff vest based on (i) the Company's achievement of predetermined financial metrics at the end of a three-year performance period and (ii) the grantee’s continued service through the vesting date. Depending on the performance-based RSU grant and the extent to which the relevant performance goals are achieved, the number of common shares earned upon vesting may range from either 0% to 150% or 0% to 200% of the award granted. The TSR awards cliff vest based on (i) the Company's relative TSR compared to a specified peer group and (ii) the grantee's continued service through the vesting date. The number of common shares earned upon vesting of the TSR awards may range from 0% to 150% of the TSR awards granted with no vesting above the target awards amount if the Company’s three-year absolute TSR is negative. The Company assesses the probability of achieving all performance goals on a quarterly basis. The service periods for RSUs granted during the period varies by grantee and ranges between approximately two to four years from the grant date.
The following table summarizes restricted stock unit activity during the twenty-six weeks ended June 29, 2023:

	Restricted Stock Units
	Service-based	Performance-based	Total shareholder return	Total Restricted Stock Units
Unvested at December 30, 2022	408,829	36,117	—	444,946
Granted	367,111	188,543	58,854	614,508
Vested	(125,141)	—	—	(125,141)
Forfeited	(12,612)	(36,117)	—	(48,729)
Unvested at June 29, 2023	638,187	188,543	58,854	885,584
The aggregate fair value for all restricted stock units granted during the twenty-six weeks ended June 29, 2023 was $56.0 million. The grant-date fair value of service-based RSUs and performance-based RSUs is based on the closing market price of the Company’s Class A common stock on the date of grant. The grant-date fair value of TSR awards is estimated using a Monte Carlo valuation method, which included the following assumptions for TSR awards granted during the period:

Twenty-six Weeks Ended June 29, 2023
Expected term (in years)	2.8
Risk-free interest rate	4.5%
Expected volatility	49.5%
Dividend yield	—%
Restricted Stock Awards
The following table summarizes restricted stock award activity during the twenty-six weeks ended June 29, 2023:

	Restricted Stock Awards
	Service-based	Performance-based (1)	Total shareholder return (1)	Total Restricted Stock Awards
Unvested at December 30, 2022	103,326	134,318	87,517	325,161
Vested	(68,334)	(86,656)	(56,461)	(211,451)
Unvested at June 29, 2023	34,992	47,662	31,056	113,710
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
The following table shows the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
in thousands, except per share data	June 29, 2023	June 30, 2022	June 29, 2023	June 30, 2022
Net income	$71,452	$81,832	$142,976	$152,783
Basic weighted average shares outstanding	106,206	105,545	106,084	105,471
Dilutive effect of share-based awards	1,599	1,755	1,680	1,960
Diluted weighted average shares outstanding	107,805	107,300	107,764	107,431
Basic earnings per share	$0.67	$0.78	$1.35	$1.45
Diluted earnings per share	$0.66	$0.76	$1.33	$1.42
The following potentially dilutive securities were excluded from the computation of diluted earnings per share as a result of their anti-dilutive effect:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
in thousands	June 29, 2023	June 30, 2022	June 29, 2023	June 30, 2022
Stock options	56	73	56	71
Restricted stock	—	12	—	—
Restricted stock units	251	318	255	225

8. Fair Value Measurements
As of June 29, 2023 and December 29, 2022, the Company had certain financial assets and liabilities on its Condensed Consolidated Balance Sheets that were required to be measured at fair value on a recurring or non-recurring basis. The estimated fair values of financial assets and liabilities such as cash and cash equivalents, receivables, prepaid expenses and other current assets, other assets, accounts payable, and accrued expenses and other current liabilities approximate their respective carrying values as reported within the Condensed Consolidated Balance Sheets. See Note 3, “Debt” for discussion of the fair value of the Company’s debt.
Contingent Earn-out Liabilities
As of June 29, 2023, the contingent earn-out liabilities had an aggregate estimated fair value of $11.6 million (classified as Level 3 within the fair value hierarchy), of which $5.8 million is included in other liabilities and $5.8 million is included in accrued expenses and other current liabilities within the Condensed Consolidated Balance Sheets.

The table below summarizes changes in contingent earn-out liabilities during the twenty-six weeks ended June 29, 2023.

in thousands	Contingent Earn-out Liabilities
Balance at December 29, 2022	$11,019
Acquisition (1)	4,000
Fair value adjustments	1,787
Payments	(5,241)
Balance at June 29, 2023	$11,565
(1) During the twenty-six weeks ended June 29, 2023, the Company acquired a commercial flooring and installation supplies distributor for total consideration of $21.2 million, including $17.2 million of cash and $4.0 million of contingent earn-out consideration. Payout of the contingent consideration is subject to the acquired company’s achievement of certain annual gross margin and gross profit targets in fiscal years 2023 through 2025. A portion of these earn-out opportunities is payable each year subject to achievement of the applicable performance targets for that year, with the maximum payout requiring that each of the individual annual targets are met. Refer to Note 10, “Acquisition” for additional information.
The $1.8 million net increase in the fair value of contingent earn-out liabilities during the twenty-six weeks ended June 29, 2023 was recognized in general and administrative expense within the Condensed Consolidated Statements of Operations and Comprehensive Income.
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
The Company’s outstanding interest rate cap contracts were valued primarily using Level 2 inputs based on data readily observable in public markets. The Company's interest rate cap contracts were negotiated with counterparties without going through a public exchange. Accordingly, the Company's fair value assessments for these derivative contracts gave consideration to the risk of counterparty default as well as the Company's own credit risk. As of June 29, 2023 and December 29, 2022, the total fair value of the Company's interest rate cap contracts was approximately $4.5 million and $5.9 million, respectively, which are presented as a component of AOCI within stockholders’ equity on the Condensed Consolidated Balance Sheets net of tax of $1.0 million and $1.4 million, respectively. During the thirteen and twenty-six weeks ended June 29, 2023, the Company reclassified $1.2 million and $2.3 million, respectively, of interest income from AOCI into earnings related to the interest rate cap contracts. No interest income was reclassified from AOCI into earnings during the thirteen and twenty-six weeks ended June 30, 2022.
9. Supply Chain Finance
The Company facilitates supply chain finance programs through financial intermediaries, which provide certain suppliers the option to be paid by the financial intermediaries earlier than the due date on the applicable invoice. When a supplier utilizes one of the supply chain finance programs and receives an early payment from a financial intermediary, it takes a discount on the invoice. The Company then pays the financial intermediary the invoice on the original due date. The Company does not reimburse suppliers for any costs they incur for participation in the program. Supplier participation is voluntary, and there are no assets pledged as security or other forms of guarantees provided for the committed payment to the financial intermediaries. As a result, all amounts owed to the financial intermediaries are presented as trade accounts payable in the Condensed Consolidated Balance Sheets. Amounts due to the financial intermediaries reflected in trade accounts payable at June 29, 2023 and December 29, 2022 were $95.7 million and $82.5 million, respectively.

10. Acquisition
As part of the Company’s continued expansion into commercial flooring, the Company acquired commercial flooring and installation supplies distributor Salesmaster Associates, Inc. (“Salesmaster”) on June 7, 2023 (“acquisition date”). Total estimated consideration for the acquisition was $21.2 million, including $17.2 million of cash and $4.0 million of contingent consideration (refer to Note 7, “Fair Value Measurements” for additional information regarding the contingent consideration). The acquisition was accounted for in accordance with ASC 805, Business Combinations, and, accordingly, Salesmaster’s results of operations, financial position, and cash flows have been consolidated in the Company’s condensed consolidated financial statements since the date of acquisition. Net sales and net earnings for fiscal 2023 attributable to Salesmaster since the completion of the acquisition were immaterial. Results of operations would not be materially different as a result of the acquisition and therefore pro forma information is not presented. Acquisition-related costs totaling $0.9 million were expensed as incurred and recognized within general and administrative expenses within the Condensed Consolidated Statements of Operations and Comprehensive Income during the thirteen and twenty-six weeks ended June 29, 2023.
In accordance with ASC 805, the Company provisionally recorded the following assets and liabilities at their preliminary estimated fair values on the acquisition date: $12.3 million of net working capital consisting primarily of inventory and receivables, $6.0 million of lease right-of-use assets and fixed assets, $5.0 million of customer relationships, $3.4 million of goodwill, and $5.5 million of operating lease liabilities. The preliminary fair value of the customer relationships was determined with assistance from a third-party valuation specialist using the multi-period excess earnings method and included significant assumptions such as the amount and timing of projected cash flows, growth rates, customer attrition rates, and discount rates, resulting in a Level 3 classification within the fair value hierarchy. The customer relationships will be amortized over an estimated useful life of 12 years.
The goodwill arising from the acquisition is primarily attributable to operational synergies and acceleration of growth strategies. The goodwill and intangible assets from the Salesmaster acquisition are fully deductible for U.S. federal and state tax purposes.

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
Overview
Founded in 2000, Floor & Decor is a high-growth, differentiated, multi-channel specialty retailer and commercial distributor of hard surface flooring and related accessories with 203 warehouse-format stores across 36 states as of June 29, 2023. We believe that we offer the industry’s broadest in-stock assortment of tile, wood, laminate, vinyl, and natural stone flooring along with decorative and installation accessories and adjacent categories at everyday low prices, positioning us as the one-stop destination for our customers’ entire hard surface flooring needs. We appeal to a variety of customers, including professional installers and commercial businesses (“Pro”), do it yourself customers (“DIY”), and buy it yourself customers who buy the products for professional installation (“BIY”).
We operate on a 52- or 53-week fiscal year ending the Thursday on or preceding December 31. The following discussion contains references to the thirteen and twenty-six weeks ended June 29, 2023 and June 30, 2022, respectively.
During the twenty-six weeks ended June 29, 2023, we continued to make long-term key strategic investments, including:
•opening 12 new warehouse-format stores, ending the quarter with 203 warehouse-format stores and five design studios;
•continuing our strategic expansion into commercial flooring through our acquisition of Salesmaster, a commercial flooring and installation supplies distributor that primarily serves end users and flooring contractors in New York City and certain New England markets (refer to Note 10, “Acquisition” for additional details);
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
The following table summarizes key components of our results of operations for the periods indicated (certain numbers may not sum due to rounding):

	Thirteen Weeks Ended
	June 29, 2023		June 30, 2022		Increase (Decrease)
dollars in thousands	Amount	% of Net Sales	Amount	% of Net Sales	$	%
Net sales	$1,135,899	100.0%	$1,089,846	100.0%	$46.1	4.2%
Cost of sales	656,266	57.8	653,564	60.0	2.7	0.4%
Gross profit	479,633	42.2	436,282	40.0	43.4	9.9%
Operating expenses:
Selling and store operating	311,406	27.4	268,202	24.5	43.2	16.1%
General and administrative	63,279	5.5	53,107	4.9	10.2	19.2%
Pre-opening	9,974	0.9	8,563	0.8	1.4	16.5%
Total operating expenses	384,659	33.8	329,872	30.2	54.8	16.6%
Operating income	94,974	8.4	106,410	9.8	(11.4)	(10.7)%
Interest expense, net	2,898	0.3	1,672	0.2	1.2	73.3%
Income before income taxes	92,076	8.1	104,738	9.6	(12.7)	(12.1)%
Income tax expense	20,624	1.8	22,906	2.1	(2.3)	(10.0)%
Net income	$71,452	6.3%	$81,832	7.5%	$(10.4)	(12.7)%

	Twenty-six Weeks Ended
	June 29, 2023		June 30, 2022		Increase (Decrease)
dollars in thousands	Amount	% of Net Sales	Amount	% of Net Sales	$	%
Net sales	$2,257,951	100.0%	$2,118,580	100.0%	$139.4	6.6%
Cost of sales	1,309,200	58.0	1,274,240	60.1	35.0	2.7%
Gross profit	948,751	42.0	844,340	39.9	104.4	12.4%
Operating expenses:
Selling and store operating	615,077	27.3	517,702	24.4	97.4	18.8%
General and administrative	125,190	5.5	107,752	5.1	17.4	16.2%
Pre-opening	17,994	0.8	18,504	0.9	(0.5)	(2.8)%
Total operating expenses	758,261	33.6	643,958	30.4	114.3	17.8%
Operating income	190,490	8.4	200,382	9.5	(9.9)	(4.9)%
Interest expense, net	7,760	0.3	2,834	0.2	4.9	173.8%
Income before income taxes	182,730	8.1	197,548	9.3	(14.8)	(7.5)%
Income tax expense	39,754	1.8	44,765	2.1	(5.0)	(11.2)%
Net income	$142,976	6.3%	$152,783	7.2%	$(9.8)	(6.4)%

Selected Financial Information

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2023	June 30, 2022	June 29, 2023	June 30, 2022
Comparable store sales	(6.0)%	9.2%	(4.7)%	11.7%
Comparable average ticket	1.1%	17.9%	4.1%	17.2%
Comparable customer transactions	(7.1)%	(7.3)%	(8.5)%	(4.7)%
Number of warehouse-format stores	203	174	203	174
Adjusted EBITDA (in thousands) (1)	$152,810	$150,297	$302,427	$286,074
Adjusted EBITDA (% of net sales)	13.5%	13.8%	13.4%	13.5%
(1)    EBITDA and Adjusted EBITDA are non-GAAP financial measures. See the “Non-GAAP Financial Measures” section below for additional information and a reconciliation of EBITDA and Adjusted EBITDA to net income.
Net Sales
Net sales during the thirteen weeks ended June 29, 2023 increased $46.1 million, or 4.2%, compared to the corresponding prior year period primarily due to sales from the 29 new warehouse-format stores that we opened since June 30, 2022, partially offset by a decrease in comparable store sales of 6.0%. The comparable store sales decrease during the period of 6.0%, or $65.3 million, was driven by a 7.1% decrease in comparable customer transactions, partially offset by a 1.1% increase in comparable average ticket. Non-comparable store sales of $111.4 million during the same period were primarily driven by new stores opened after June 30, 2022 and revenue from our Spartan subsidiary.
Net sales during the twenty-six weeks ended June 29, 2023 increased $139.4 million, or 6.6%, compared to the corresponding prior year period primarily due to sales from the 29 new warehouse-format stores that we opened since June 30, 2022, partially offset by a decrease in comparable store sales of 4.7%. The comparable store sales decrease during the period of 4.7%, or $97.8 million, was driven by an 8.5% decrease in comparable customer transactions, partially offset by a 4.1% increase in comparable average ticket. Non-comparable store sales of $237.2 million during the same period were primarily driven by new stores opened after June 30, 2022 and revenue from our Spartan subsidiary.
We believe the decrease in comparable customer transactions for the thirteen and twenty-six weeks ended June 29, 2023 was primarily driven by declines in existing home sales, higher borrowing costs, inflation, and a shift in consumer spending toward travel and services. We partially offset the decrease in comparable customer transactions with a higher average ticket. The increases in average ticket during the thirteen and twenty-six weeks ended June 29, 2023 were primarily due to retail price increases to offset higher supply chain and product costs compared to the same periods last year. In addition, our average ticket continues to benefit from a higher penetration of sales through our ecommerce, Pro, and design initiatives.
Gross Profit and Gross Margin
Gross profit during the thirteen weeks ended June 29, 2023 increased $43.4 million, or 9.9%, compared to the corresponding prior year period. The increase in gross profit was driven by the 4.2% increase in net sales and an increase in gross margin to 42.2%, up approximately 220 basis points from 40.0% in the same period a year ago.
Gross profit during the twenty-six weeks ended June 29, 2023 increased $104.4 million, or 12.4%, compared to the corresponding prior year period. The increase in gross profit was driven by the 6.6% increase in net sales and an increase in gross margin to 42.0%, up approximately 210 basis points from 39.9% in the same period a year ago.
The increases in gross margin during the thirteen and twenty-six weeks ended June 29, 2023 were primarily driven by retail price increases taken to offset higher supply chain and product costs.
Selling and Store Operating Expenses
Selling and store operating expenses during the thirteen weeks ended June 29, 2023 increased $43.2 million, or 16.1%, compared to the corresponding prior year period. As a percentage of net sales, selling and store operating expenses increased approximately 290 basis points to 27.4% from 24.5% in the corresponding prior year period.
Selling and store operating expenses during the twenty-six weeks ended June 29, 2023 increased $97.4 million, or 18.8%, compared to the corresponding prior year period. As a percentage of net sales, selling and store operating expenses increased approximately 290 basis points to 27.3% from 24.4% in the corresponding prior year period.

The increases in selling and store operating expenses in total and as a percentage of net sales during the thirteen and twenty-six weeks ended June 29, 2023 were primarily attributable to growth in new stores, wage increases, higher credit card transaction processing fees, and deleverage in occupancy and other fixed costs resulting from lower comparable store sales.
General and Administrative Expenses
General and administrative expenses during the thirteen weeks ended June 29, 2023 increased $10.2 million, or 19.2%, compared to the corresponding prior year period. General and administrative expenses as a percentage of net sales increased approximately 60 basis points to 5.5% from 4.9% in the corresponding prior year period.
General and administrative expenses during the twenty-six weeks ended June 29, 2023 increased $17.4 million, or 16.2%, compared to the corresponding prior year period. General and administrative expenses as a percentage of net sales increased approximately 40 basis points to 5.5% from 5.1% in the corresponding prior year period.
The increases in general and administrative expenses during the thirteen and twenty-six weeks ended June 29, 2023 were due to costs to support store growth, including additional store support staff, higher depreciation related to technology and other store support center investments, and operating expenses related to our Spartan subsidiary. The increases in general and administrative expenses as a percentage of net sales during the thirteen and twenty-six weeks ended June 29, 2023 were primarily driven by deleverage from lower comparable store sales.
Pre-Opening Expenses
Pre-opening expenses increased $1.4 million, or 16.5%, during the thirteen weeks ended June 29, 2023 compared to the corresponding prior year period. The increase primarily resulted from an increase in the number of future stores that we were preparing to open during the thirteen weeks ended June 29, 2023 compared to the same quarter a year ago.
Pre-opening expenses during the twenty-six weeks ended June 29, 2023 decreased $0.5 million, or 2.8%, compared to the corresponding prior year period. The decrease primarily resulted from opening fewer stores during the twenty-six weeks ended June 29, 2023 compared to the twenty-six weeks ended June 30, 2022.
Interest Expense
Net interest expense during the thirteen weeks ended June 29, 2023 increased $1.2 million, or 73.3%, compared to the thirteen weeks ended June 30, 2022.
Net interest expense during the twenty-six weeks ended June 29, 2023 increased $4.9 million, or 173.8%, compared to the twenty-six weeks ended June 30, 2022.
The increases in interest expense for the thirteen and twenty-six weeks ended June 29, 2023 were primarily due to an increase in average amounts outstanding under our ABL Facility and interest rate increases on outstanding debt, partially offset by increases in interest capitalized and interest income from our interest cap derivative contracts.
Income Tax Expense
Income tax expense was $20.6 million during the thirteen weeks ended June 29, 2023 compared to $22.9 million during the thirteen weeks ended June 30, 2022. The effective tax rate was 22.4% for the thirteen weeks ended June 29, 2023 compared to 21.9% in the corresponding prior year period. The increase in the effective tax rate during the thirteen weeks ended June 29, 2023 was primarily due to limitations on deductions for compensation to certain employees under Internal Revenue Code Section 162(m).
Income tax expense was $39.8 million during the twenty-six weeks ended June 29, 2023 compared to $44.8 million during the twenty-six weeks ended June 30, 2022. The effective tax rate was 21.8% for the twenty-six weeks ended June 29, 2023 compared to 22.7% in the corresponding prior year period. The decrease in the effective tax rate during the twenty-six weeks ended June 29, 2023 was primarily due to an increase in excess tax benefits related to stock-based compensation awards that was partially offset by limitations on deductions for compensation to certain employees under Internal Revenue Code Section 162(m).

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
For the periods presented, the following table reconciles EBITDA and Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
in thousands	June 29, 2023	June 30, 2022	June 29, 2023	June 30, 2022
Net income	$71,452	$81,832	$142,976	$152,783
Depreciation and amortization (a)	49,177	37,517	95,103	71,637
Interest expense, net	2,898	1,672	7,760	2,834
Income tax expense	20,624	22,906	39,754	44,765
EBITDA	144,151	143,927	285,593	272,019
Stock-based compensation expense (b)	8,306	4,889	15,047	10,869
Other (c)	353	1,481	1,787	3,186
Adjusted EBITDA	$152,810	$150,297	$302,427	$286,074
(a)Excludes amortization of deferred financing costs, which is included as part of interest expense, net in the table above.
(b)Non-cash charges related to stock-based compensation programs, which vary from period to period depending on the timing of awards and forfeitures.
(c)Other adjustments include amounts management does not consider indicative of our core operating performance. Amounts for the thirteen and twenty-six weeks ended June 29, 2023 relate to changes in the fair value of contingent earn-out liabilities. Amounts for the thirteen and twenty-six weeks ended June 30, 2022 primarily relate to relocation expenses for our Houston distribution center and changes in the fair value of contingent earn-out liabilities.

Liquidity and Capital Resources
Liquidity is provided primarily by our cash flows from operations and our $800.0 million ABL Facility. Unrestricted liquidity based on our June 29, 2023 financial data was $703.3 million, consisting of $4.2 million in cash and cash equivalents and $699.1 million immediately available for borrowing under the ABL Facility without violating any covenants thereunder. Our liquidity is not generally seasonal, and our uses of cash are primarily tied to when we open stores and make other capital expenditures.
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
Total capital expenditures in fiscal 2023 are planned to be between approximately $590 million to $630 million and are expected to be funded primarily by cash generated from operations and borrowings under the ABL Facility. Our capital needs may change in the future due to changes in our business, new opportunities that we choose to pursue, or other factors. We currently expect the following for capital expenditures in fiscal 2023 (projected amounts are based on the gross costs that we expect to accrue for these investments on the Condensed Consolidated Balance Sheets in fiscal 2023, which may include amounts incurred but not yet settled in cash during the period):
•invest approximately $465 million to $480 million to open 32 warehouse-format stores, relocate stores, and begin construction on stores opening in fiscal 2024;
•invest approximately $95 million to $110 million in existing store remodeling projects and our distribution centers; and
•invest approximately $30 million to $40 million in information technology infrastructure, e-commerce, and other store support center initiatives.
Cash Flow Analysis
A summary of our operating, investing, and financing activities is shown in the following table:

	Twenty-six Weeks Ended
in thousands	June 29, 2023	June 30, 2022
Net cash provided by operating activities	$476,645	$7,853
Net cash used in investing activities	(296,331)	(210,631)
Net cash (used in) provided by financing activities	(185,937)	69,511
Net decrease in cash and cash equivalents	$(5,623)	$(133,267)
Net Cash Provided by Operating Activities
Cash provided by operating activities consists primarily of (i) net income adjusted for non-cash items, including depreciation and amortization, stock-based compensation, deferred income taxes, and changes in the fair values of contingent earn-out liabilities and (ii) changes in working capital.
Net cash provided by operating activities during the twenty-six weeks ended June 29, 2023 and June 30, 2022 was $476.6 million and $7.9 million, respectively. The increase in net cash provided by operating activities was primarily the result of a decrease in inventory and receivables and an increase in trade accounts payable.
Net Cash Used in Investing Activities
Investing activities typically consist primarily of capital expenditures for new store openings and existing store remodels including leasehold improvements, racking, fixtures, vignettes, and design centers, as well as new infrastructure and information systems. Cash payments to acquire businesses are also included in investing activities.

Net cash used in investing activities during the twenty-six weeks ended June 29, 2023 and June 30, 2022 was $296.3 million and $210.6 million, respectively. The increase in cash used in investing activities was due to an increase in capital expenditures and the Salesmaster acquisition. The growth in capital expenditures was primarily driven by an increase in new stores under construction and settlement of outstanding construction payables for recently completed stores compared to the corresponding prior year period.
Net Cash (Used in) Provided by Financing Activities
Financing activities consist primarily of borrowings and related repayments under our credit agreements, tax payments related to the vesting or exercise of stock-based compensation awards, proceeds from the exercise of stock options and our employee share purchase program, and payments of contingent earn-out consideration.
Net cash used in financing activities was $185.9 million for the twenty-six weeks ended June 29, 2023 compared to net cash provided by financing activities of $69.5 million for the twenty-six weeks ended June 30, 2022. The increase in net cash used in financing activities was primarily driven by ABL Facility repayments and an increase in tax payments related to the vesting or exercise of stock-based compensation awards.
Our Credit Facilities
As of June 29, 2023, total Term Loan Facility debt was $203.4 million, and the total amount borrowed under our ABL Facility was $35.0 million. For additional information regarding our Term Loan Facility and ABL Facility, including applicable covenants and other details, please refer to Note 3, “Debt.”
Credit Ratings
Our credit ratings are periodically reviewed by rating agencies. Standard & Poor's issuer credit rating of BB with a stable outlook and Moody’s issuer credit rating of Ba3 with a positive outlook remain unchanged as of June 29, 2023. These ratings and our current credit condition affect, among other things, our ability to access new capital. Negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be lowered or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, financial condition, results of operations, and liquidity. In particular, a weakening of our financial condition, including an increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, result in a credit rating downgrade or change in outlook, or otherwise increase our cost of borrowing.
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
Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our Credit Facilities, which carry variable interest rates. As of June 29, 2023, our Term Loan Facility and ABL Facility, which have variable interest rates, had remaining principal balances of $203.4 million and $35.0 million, respectively. A 1.0% increase in the effective interest rate for these debt instruments would cause an increase in interest expense of approximately $2.4 million over the next twelve months, excluding the impact of interest rate cap agreements. To lessen our exposure to changes in interest rate risk, we entered into two $75.0 million interest rate cap agreements in May 2021. The contracts effectively cap Secured Overnight Financing Rate (“SOFR”) based interest payments on a portion of our Term Loan Facility to less than 1.68% through April 2024. The U.S. Federal Reserve has continued raising interest rates in fiscal 2023. As a result, these agreements are partially offsetting increases in interest expense on our Term Loan Facility as rates have increased to a level above the specified SOFR caps. For additional information related to the Company’s Credit Facilities, refer to Note 3, “Debt.”
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in reports filed or submitted under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, have reviewed the effectiveness of the Company’s disclosure controls and procedures as of June 29, 2023 and, based on their evaluation, have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. The condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the fiscal quarter ended June 29, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents the number and average price of the Company’s common shares repurchased in each fiscal month of the second quarter of fiscal 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share
March 31 - April 27	—	$—
April 28 - May 25	8,189	89.07
May 26 - June 29	—	—
Total	8,189	$89.07
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

Item 6. Exhibits

Exhibit No.	Exhibit Description
3.1	Amended & Restated Certificate of Incorporation of Floor & Decor Holdings, Inc. (1)
3.2	Second Amended and Restated Bylaws of Floor & Decor Holdings, Inc. (2)
10.1	Addendum to Employment Agreement, dated August 1, 2023, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and Thomas V. Taylor
10.2	Addendum to Employment Agreement, dated August 1, 2023, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and Trevor S. Lang
10.3	Addendum to Employment Agreement, dated August 1, 2023, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and David V. Christopherson
10.4	Addendum to Employment Agreement, dated August 1, 2023, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and Brian K. Robbins
10.5	Addendum to Employment Agreement, dated August 1, 2023, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and Bryan Langley
10.6	Amendment No. 1 to the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan (3)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
(1) Filed as an exhibit to the Registrant’s Form 10-Q (File No. 001-38070) filed with the SEC on August 5, 2021, and incorporated herein by reference.
(2) Filed as an exhibit to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-216000) filed with the SEC on April 24, 2017, and incorporated herein by reference.
(3) Filed as an exhibit to the Registrant’s Form 8-K (File No. 001-38070) filed with the SEC on May 12, 2023, and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOOR & DECOR HOLDINGS, INC.

Dated: August 3, 2023	By:	/s/ Thomas V. Taylor
Thomas V. Taylor
Chief Executive Officer
(Principal Executive Officer)

Dated: August 3, 2023	By:	/s/ Bryan H. Langley
Bryan H. Langley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: August 3, 2023	By:	/s/ Luke T. Olson
Luke T. Olson
Vice President, Chief Accounting Officer
(Principal Accounting Officer)