Form 10-Q
period 2023-09-28
Floor & Decor Holdings, Inc.
filed 2023-11-02
CIK 1507079

74

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2023
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2023
Class A common stock, $0.001 par value per share	106,569,892

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

•geopolitical risks, such as the conflict in the Middle East, the ongoing war in Ukraine, or import restrictions under the Uyghur Forced Labor Prevention Act, that impact our ability to import from foreign suppliers or raise our costs;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

in thousands, except for share and per share data	As of September 28, 2023	As of December 29, 2022
Assets
Current assets:
Cash and cash equivalents	$61,628	$9,794
Income taxes receivable	16,157	7,325
Receivables, net	97,733	94,732
Inventories, net	1,105,450	1,292,336
Prepaid expenses and other current assets	55,134	53,298
Total current assets	1,336,102	1,457,485
Fixed assets, net	1,562,616	1,258,056
Right-of-use assets	1,306,475	1,205,636
Intangible assets, net	154,786	152,353
Goodwill	257,940	255,473
Deferred income tax assets, net	12,446	11,265
Other assets	7,717	10,974
Total long-term assets	3,301,980	2,893,757
Total assets	$4,638,082	$4,351,242
Liabilities and stockholders’ equity
Current liabilities:
Current portion of term loan	$2,103	$2,103
Current portion of lease liabilities	125,348	105,693
Trade accounts payable	706,325	590,883
Accrued expenses and other current liabilities	327,224	298,019
Deferred revenue	13,383	10,060
Total current liabilities	1,174,383	1,006,758
Term loan	195,042	195,351
Revolving line of credit	—	210,200
Lease liabilities	1,325,226	1,227,507
Deferred income tax liabilities, net	46,917	41,520
Other liabilities	11,038	12,730
Total long-term liabilities	1,578,223	1,687,308
Total liabilities	2,752,606	2,694,066
Commitments and contingencies (Note 5)
Stockholders’ equity
Capital stock:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at September 28, 2023 and December 29, 2022	—	—
Common stock Class A, $0.001 par value; 450,000,000 shares authorized; 106,569,892 shares issued and outstanding at September 28, 2023 and 106,150,661 issued and outstanding at December 29, 2022	107	106
Common stock Class B, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at September 28, 2023 and December 29, 2022	—	—
Common stock Class C, $0.001 par value; 30,000,000 shares authorized; 0 shares issued and outstanding at September 28, 2023 and December 29, 2022	—	—
Additional paid-in capital	503,594	482,312
Accumulated other comprehensive income, net	2,455	4,337
Retained earnings	1,379,320	1,170,421
Total stockholders’ equity	1,885,476	1,657,176
Total liabilities and stockholders’ equity	$4,638,082	$4,351,242
See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
in thousands, except for per share data	September 28, 2023	September 29, 2022	September 28, 2023	September 29, 2022
Net sales	$1,107,812	$1,097,824	$3,365,763	$3,216,404
Cost of sales	640,357	650,349	1,949,557	1,924,589
Gross profit	467,455	447,475	1,416,206	1,291,815
Operating expenses:
Selling and store operating	308,581	280,735	923,658	798,437
General and administrative	59,870	54,697	185,060	162,449
Pre-opening	14,232	10,386	32,226	28,890
Total operating expenses	382,683	345,818	1,140,944	989,776
Operating income	84,772	101,657	275,262	302,039
Interest expense, net	1,246	3,032	9,006	5,866
Income before income taxes	83,526	98,625	266,256	296,173
Income tax expense	17,603	22,450	57,357	67,215
Net income	$65,923	$76,175	$208,899	$228,958
Change in fair value of hedge instruments, net of tax	(907)	1,513	(1,882)	3,889
Total comprehensive income	$65,016	$77,688	$207,017	$232,847
Basic earnings per share	$0.62	$0.72	$1.97	$2.17
Diluted earnings per share	$0.61	$0.71	$1.94	$2.13
See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Class A
in thousands	Shares	Amount
Balance, December 30, 2022	106,151	$106	$482,312	$4,337	$1,170,421	$1,657,176
Stock-based compensation expense	—	—	6,741	—	—	6,741
Exercise of stock options	79	—	2,130	—	—	2,130
Issuance of common stock upon vesting of restricted stock units	117	—	—	—	—	—
Shares issued under employee stock purchase plan	43	—	2,558	—	—	2,558
Common stock redeemed for tax liability	(119)	—	(10,863)	—	—	(10,863)
Other comprehensive loss, net of tax	—	—	—	(849)	—	(849)
Net income	—	—	—	—	71,524	71,524
Balance, March 30, 2023	106,271	$106	$482,878	$3,488	$1,241,945	$1,728,417
Stock-based compensation expense	—	—	8,306	—	—	8,306
Exercise of stock options	123	—	2,728	—	—	2,728
Issuance of common stock upon vesting of restricted stock units	8	—	—	—	—	—
Common stock redeemed for tax liability	(11)	—	(998)	—	—	(998)
Other comprehensive loss, net of tax	—	—	—	(126)	—	(126)
Net income	—	—	—	—	71,452	71,452
Balance, June 29, 2023	106,391	$106	$492,914	$3,362	$1,313,397	$1,809,779
Stock-based compensation expense	—	—	5,289	—	—	5,289
Exercise of stock options	134	1	3,050	—	—	3,051
Issuance of common stock upon vesting of restricted stock units	7	—	—	—	—	—
Shares issued under employee stock purchase plan	41	—	2,601	—	—	2,601
Common stock redeemed for tax liability	(3)	—	(260)	—	—	(260)
Other comprehensive loss, net of tax	—	—	—	(907)	—	(907)
Net income	—	—	—	—	65,923	65,923
Balance, September 28, 2023	106,570	$107	$503,594	$2,455	$1,379,320	$1,885,476
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

Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Thirty-nine Weeks Ended
in thousands	September 28, 2023	September 29, 2022
Operating activities
Net income	$208,899	$228,958
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	146,947	112,691
Stock-based compensation expense	20,336	17,229
Deferred income taxes	4,953	1,747
Change in fair value of contingent earn-out liabilities	2,329	1,530
Loss on asset impairments and disposals, net	858	—
Interest cap derivative contracts	85	85
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	2,931	(21,014)
Inventories, net	195,590	(312,288)
Trade accounts payable	109,338	(25,761)
Accrued expenses and other current liabilities	2,950	27,796
Income taxes	(8,912)	(6,360)
Deferred revenue	3,323	1,415
Other, net	9,348	(18,703)
Net cash provided by operating activities	698,975	7,325
Investing activities
Purchases of fixed assets	(413,717)	(322,825)
Acquisitions, net of cash acquired	(17,353)	(1,121)
Proceeds from sales of property	—	4,773
Net cash used in investing activities	(431,070)	(319,173)
Financing activities
Payments on term loan	(1,577)	(1,577)
Borrowings on revolving line of credit	518,900	663,200
Payments on revolving line of credit	(729,100)	(486,800)
Payments of contingent earn-out liabilities	(5,241)	(2,571)
Proceeds from exercise of stock options	7,909	7,100
Proceeds from employee stock purchase plan	5,159	4,379
Debt issuance costs	—	(1,505)
Tax payments for stock-based compensation awards	(12,121)	(2,135)
Net cash (used in) provided by financing activities	(216,071)	180,091
Net increase (decrease) in cash and cash equivalents	51,834	(131,757)
Cash and cash equivalents, beginning of the period	9,794	139,444
Cash and cash equivalents, end of the period	$61,628	$7,687
Supplemental disclosures of cash flow information
Buildings and equipment acquired under operating leases	$192,906	$148,665
Cash paid for interest, net of capitalized interest	$8,871	$3,437
Cash paid for income taxes, net of refunds	$62,105	$71,800
Fixed assets accrued at the end of the period	$150,111	$118,453
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
As of September 28, 2023, the Company, through its wholly owned subsidiary, Floor and Decor Outlets of America, Inc. (“Outlets”), operates 207 warehouse-format stores, which average 78,000 square feet, and five small-format standalone design studios in 36 states, as well as four distribution centers and an e-commerce site, FloorandDecor.com. Substantially all of the Company’s operating assets and liabilities are held by Outlets.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. The Condensed Consolidated Balance Sheet as of December 29, 2022 has been derived from the audited Consolidated Balance Sheet for the fiscal year then ended. The interim condensed consolidated financial statements should be read together with the audited consolidated financial statements and related footnote disclosures included in the Company’s Annual Report on Form 10-K for fiscal 2022, filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2023 (the “Annual Report”). Management believes the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments considered necessary for a fair statement of results for the interim periods presented. Results of operations for the thirteen and thirty-nine weeks ended September 28, 2023 are not necessarily indicative of the results to be expected for the full year.
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
Recently Adopted Accounting Pronouncements
Supplier Finance Programs. In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-04, “Liabilities - Supplier Finance Programs (Subtopic 405-50).” The ASU requires disclosure of the key terms of outstanding supply chain finance programs and a rollforward of the related amounts due to vendors participating in these programs. The adoption of ASU 2022-04 did not affect the Company’s financial position, results of operations, or cash flows as the standard only impacts financial statement footnote disclosures. The guidance is effective in the first quarter of fiscal 2023, except for a rollforward of activity within supply chain finance programs, which is effective beginning in fiscal 2024. For additional information, refer to Note 9, “Supply Chain Finance.”

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
Recently Issued Accounting Pronouncements
Presentation and Disclosure Requirements. In October 2023, the FASB issued ASU No. 2023-06, “Disclosure Improvements - Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” The ASU amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification (“ASC”). The ASU was issued in response to the SEC’s August 2018 final amendments in Release No. 33-10532, Disclosure Update and Simplification that updated and simplified disclosure requirements that the SEC believed were duplicative, overlapping, or outdated. The guidance in ASU 2023-06 is intended to align GAAP requirements with those of the SEC and to facilitate the application of GAAP for all entities. The amendments introduced by ASU 2023-06 are effective if the SEC removes the related disclosure or presentation requirement from its existing regulations by June 30, 2027. If, by June 30, 2027, the SEC has not removed the applicable requirements from its existing regulations, the pending content of the associated amendment will be removed from the ASC and will not become effective for any entities. Early adoption is permitted. The adoption of ASU 2023-06 is not expected to have a material impact on the Company’s consolidated financial statements or related disclosures.
Leases. In March 2023, the FASB issued ASU No. 2023-01, “Leases (Topic 842), Common Control Arrangements.” The amendments in the ASU applying to public business entities clarifies the accounting for leasehold improvements associated with common control leases, reducing diversity in practice and providing investors with financial information that will better reflect the economics of those transactions. This guidance in ASU No. 2023-01 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and can be applied prospectively to all new leasehold improvements, prospectively to all new and existing leasehold improvements, or retrospectively to the beginning of the period in which the entity first applied Topic 842. Early adoption of the standard is permitted, including adoption in an interim period. The adoption of ASU 2023-01 is not expected to have an impact on the Company’s consolidated financial statements or related disclosures and would only be applicable to the extent that the Company has future common control leases.
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
Contract liabilities within the Condensed Consolidated Balance Sheets as of September 28, 2023 and December 29, 2022 primarily consisted of deferred revenue as well as amounts in accrued expenses and other current liabilities related to the Pro Premier Rewards loyalty program and unredeemed gift cards. As of September 28, 2023, contract liabilities totaled $70.2 million and included $43.1 million of loyalty program liabilities, $13.7 million of unredeemed gift cards, and $13.4 million of deferred revenue. As of December 29, 2022, contract liabilities totaled $57.0 million and included $33.8 million of loyalty program liabilities, $13.1 million of unredeemed gift cards, and $10.1 million of deferred revenue. Of the contract liabilities outstanding as of December 29, 2022, approximately $16.7 million was recognized in revenue during the thirty-nine weeks ended September 28, 2023.

Disaggregated Revenue
The Company has one reportable segment. The following table presents the net sales of each major product category (in thousands):

	Thirteen Weeks Ended
	September 28, 2023		September 29, 2022
Product Category	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Laminate and vinyl	$287,631	26%	$314,502	29%
Tile	258,148	23	246,336	22
Installation materials and tools	211,732	19	183,495	17
Decorative accessories and wall tile	183,657	17	187,369	17
Wood	66,646	6	69,691	6
Natural stone	51,655	5	52,670	5
Adjacent categories	21,789	2	17,338	2
Other (1)	26,554	2	26,423	2
Total	$1,107,812	100%	$1,097,824	100%

	Thirty-nine Weeks Ended
	September 28, 2023		September 29, 2022
Product Category	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Laminate and vinyl	$886,358	26%	$896,347	28%
Tile	793,995	24	725,242	22
Installation materials and tools	622,249	18	529,659	16
Decorative accessories and wall tile	573,014	17	569,370	18
Wood	193,207	6	213,126	7
Natural stone	160,565	5	161,374	5
Adjacent categories	61,814	2	51,363	2
Other (1)	74,561	2	69,923	2
Total	$3,365,763	100%	$3,216,404	100%
(1) Other includes delivery, sample, and other product revenue and adjustments for deferred revenue, sales returns reserves, and other revenue related adjustments that are not allocated on a product-category basis.
3. Debt
The following table summarizes the Company’s long-term debt as of September 28, 2023 and December 29, 2022:

in thousands	Maturity Date	Interest Rate Per Annum at September 28, 2023 (1)		September 28, 2023	December 29, 2022
Credit Facilities:
Term Loan Facility	February 14, 2027	7.33%	Variable	$202,922	$204,499
Asset-based Loan Facility (“ABL Facility”)	August 4, 2027	6.57%	Variable	—	210,200
Total secured debt at par value				202,922	414,699
Less: current maturities				2,103	2,103
Long-term debt maturities				200,819	412,596
Less: unamortized discount and debt issuance costs				5,777	7,045
Total long-term debt				$195,042	$405,551
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
The following table summarizes scheduled maturities of the Company’s debt as of September 28, 2023:

in thousands	Amount
Thirteen weeks ending December 28, 2023	$526
2024	2,103
2025	2,103
2026	2,629
2027	195,561
Total minimum debt payments	$202,922
Components of interest expense are as follows for the periods presented:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
in thousands	September 28, 2023	September 29, 2022	September 28, 2023	September 29, 2022
Total interest costs, net of interest income	$3,255	$4,092	$14,022	$8,617
Less: interest capitalized	2,009	1,060	5,016	2,751
Interest expense, net	$1,246	$3,032	$9,006	$5,866
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
ABL Facility
As of September 28, 2023, the Company’s ABL Facility had a maximum availability of $800.0 million with actual available borrowings limited to the sum, at the time of calculation, of (a) eligible credit card receivables multiplied by the credit card advance rate, plus (b) the cost of eligible inventory, net of inventory reserves, multiplied by the applicable appraisal percentage, plus (c) 85% of eligible net trade receivables, plus (d) all eligible cash on hand, plus (e) 100% of the amount for which the eligible letter of credit must be honored after giving effect to any draws, minus certain Availability Reserves (each component as defined in the ABL Facility). The ABL Facility is available for issuance of letters of credit and contains a sublimit of $50.0 million for standby letters of credit and commercial letters of credit combined. Available borrowings under the facility are reduced by the face amount of outstanding letters of credit. The Company’s ABL Facility allows for the Company, under certain circumstances, to increase the size of the facility by an additional amount up to $200.0 million.
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
Based on financial data as of September 28, 2023, net availability under the ABL Facility was $697.3 million as reduced by letters of credit of $32.6 million.

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
Fair Value of Debt
The estimated fair values and classifications within the fair value hierarchy of the Term Loan Facility and the ABL Facility were as follows as of September 28, 2023 and December 29, 2022:

in thousands	Fair Value Hierarchy Classification	September 28, 2023	December 29, 2022
Term Loan Facility	Level 3	$201,524	$196,575
ABL Facility	Level 2	—	210,200
Total		$201,524	$406,775
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
4. Income Taxes
Effective tax rates for the thirteen and thirty-nine weeks ended September 28, 2023 and September 29, 2022 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within each period. The Company’s effective income tax rate was 21.1% and 22.8% for the thirteen weeks ended September 28, 2023 and September 29, 2022, respectively, and 21.5% and 22.7% for the thirty-nine weeks ended September 28, 2023 and September 29, 2022, respectively. For the thirteen and thirty-nine weeks ended September 28, 2023 and September 29, 2022, the effective income tax rates were higher than the statutory federal income tax rate of 21.0% primarily due to state income taxes that were partially offset by tax deductions in excess of book expense related to stock-based compensation awards.
5. Commitments and Contingencies
Lease Commitments
The Company accounts for leases in accordance with ASC 842, Leases. The majority of the Company’s long-term operating lease agreements are for its retail locations, distribution centers, and corporate office, which expire in various years through 2049. Most of these agreements are retail leases wherein both the land and building are leased. In addition, the Company has ground leases in which only the land is leased. The initial lease terms for the Company's retail locations, distribution centers, and corporate office typically range from 10-20 years. The majority of the Company’s leases also include options to extend, which are factored into the recognition of their respective assets and liabilities when appropriate based on management’s assessment of the probability that the options will be exercised.

When readily determinable, the rate implicit in the lease is used to discount lease payments to present value; however, substantially all of the Company’s leases do not provide a readily determinable implicit rate. If the rate implicit in the lease is not readily determinable, the Company uses a third party to assist in the determination of a secured incremental borrowing rate, determined on a collateralized basis, to discount lease payments based on information available at lease commencement. The secured incremental borrowing rate is estimated based on yields obtained from Bloomberg for U.S. consumers with a BB credit rating and is adjusted for collateralization as well as inflation. As of September 28, 2023 and September 29, 2022, the Company’s weighted average discount rate was 5.7% and 5.3%, respectively. As of September 28, 2023 and September 29, 2022, the weighted average remaining lease term of the Company’s leases was approximately 12 years and 11 years, respectively.
Lease Costs
The table below presents components of lease expense for operating leases.

		Thirteen Weeks Ended		Thirty-nine Weeks Ended
in thousands	Classification	September 28, 2023	September 29, 2022	September 28, 2023	September 29, 2022
Fixed operating lease cost:	Selling and store operating	$39,575	$33,991	$116,248	$103,035
	Cost of sales	6,385	6,354	17,856	19,178
	Pre-opening	4,244	2,558	11,216	7,542
	General and administrative	1,029	1,136	3,131	3,407
Total fixed operating lease cost		$51,233	$44,039	$148,451	$133,162

Variable lease cost (1):	Selling and store operating	$14,601	$13,524	$44,369	$38,450
	Cost of sales	1,149	1,231	3,307	3,886
	Pre-opening	185	114	328	354
	General and administrative	408	194	1,027	598
Total variable lease cost		$16,343	$15,063	$49,031	$43,288

Sublease income	Cost of sales	(681)	(681)	(2,041)	(2,041)

Total operating lease cost (2)		$66,895	$58,421	$195,441	$174,409
(1) Includes variable costs for common area maintenance, property taxes, and insurance on leased real estate.
(2) Excludes short-term lease costs, which were immaterial for the thirteen and thirty-nine weeks ended September 28, 2023 and September 29, 2022.

Undiscounted Cash Flows
Future minimum lease payments under non-cancelable operating leases as of September 28, 2023 were as follows:

in thousands	Amount
Thirteen weeks ending December 28, 2023	$42,334
2024	210,612
2025	200,864
2026	188,072
2027	178,914
Thereafter	1,277,883
Total minimum lease payments (1) (2)	2,098,679
Less: amount of lease payments representing interest	648,105
Present value of future minimum lease payments	1,450,574
Less: current obligations under leases	125,348
Long-term lease obligations	$1,325,226
(1) Future lease payments exclude approximately $477.0 million of legally binding minimum lease payments for operating leases signed but not yet commenced.
(2) Operating lease payments include $242.3 million related to options to extend lease terms that are reasonably certain of being exercised.
For the thirty-nine weeks ended September 28, 2023 and September 29, 2022, cash paid for amounts included in the measurement of operating lease liabilities was $141.7 million and $131.3 million, respectively.
Litigation
On November 15, 2021, the Company was added as a defendant in a wrongful death lawsuit, Nguyen v. Inspections Now, Inc., No. 21-DCV-287142, pending in the 434th Judicial District Court of Fort Bend County, Texas. Inspections Now, Inc.; Bestview International Company; and Bestview (Fuzhou) Import & Export Co. LTD are also named as defendants in the case. Plaintiff’s petition alleges that “wood paneling” allegedly purchased from the Company was installed in the vicinity of plaintiff’s fireplace and caught fire while the fireplace was lit. The fire consumed plaintiff’s home and resulted in injuries to plaintiff and another occupant and the death of plaintiff’s three children and mother. Plaintiff alleges product defect and failure to warn claims against the Company; product defect, failure to warn, and strict liability claims against the Bestview entities; and negligent inspection claims against Inspections Now. Plaintiff’s petition seeks damages in excess of $1.0 million for property damage, personal injury, and wrongful death. The petition also seeks exemplary damages. Plaintiff’s ex-husband, brother, and the additional occupant have since intervened in the lawsuit. Intervenors allege the same claims against the Company, Inspections Now, and the Bestview entities and collectively seek damages in excess of $11.0 million for property damage, personal injury (as to the other occupant), wrongful death, and exemplary damages. The Company has answered all petitions, denying the allegations, and is seeking dismissal of the lawsuit in favor of a first-filed lawsuit against other defendants (but arising from the same fire) pending in Harris County, Texas. The trial court denied the Company’s motion seeking dismissal on February 23, 2023, and on August 29, 2023, the Court of Appeals for the First Judicial District of Texas (in No. 01-23-00225-CV) denied the Company’s petition for a writ of mandamus challenging the trial court’s ruling. On October 10, 2023, the Company filed a petition seeking mandamus relief from the trial court’s ruling in the Supreme Court of Texas, No. 23-0845. That petition remains pending.
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
The table below presents components of stock-based compensation expense within the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income:

	Thirty-nine Weeks Ended
in thousands	September 28, 2023	September 29, 2022
General and administrative	$18,927	$16,911
Selling and store operating	1,409	318
Total stock-based compensation expense	$20,336	$17,229
Stock Options
The table below summarizes stock option activity for the thirty-nine weeks ended September 28, 2023.

	Options	Weighted Average Exercise Price
Outstanding at December 30, 2022	2,101,559	$27.10
Exercised	(336,061)	$23.53
Forfeited or expired	(3,983)	$48.97
Outstanding at September 28, 2023	1,761,515	$27.73
Vested and exercisable at September 28, 2023	1,669,036	$25.39

Restricted Stock Units
The Company periodically grants restricted stock units (“RSUs”) that represent an unfunded, unsecured right to receive a share of the Company’s Class A common stock upon vesting. During the thirty-nine weeks ended September 28, 2023, the Company granted RSUs to certain employees, officers, and non-employee directors comprised of service-based RSUs, performance-based RSUs, and total shareholder return (“TSR”) awards. Service-based RSUs vest based on the grantee’s continued service through the vesting date. The performance-based RSUs cliff vest based on (i) the Company's achievement of predetermined financial metrics at the end of a three-year performance period and (ii) the grantee’s continued service through the vesting date. Depending on the performance-based RSU grant and the extent to which the relevant performance goals are achieved, the number of common shares earned upon vesting may range from either 0% to 150% or 0% to 200% of the award granted. The TSR awards cliff vest based on (i) the Company's relative TSR compared to a specified peer group and (ii) the grantee's continued service through the vesting date. The number of common shares earned upon vesting of the TSR awards may range from 0% to 150% of the TSR awards granted with no vesting above the target awards amount if the Company’s three-year absolute TSR is negative. The Company assesses the probability of achieving all performance goals on a quarterly basis. The service periods for RSUs granted during the period varies by grantee and ranges between approximately two to four years from the grant date.
The following table summarizes restricted stock unit activity during the thirty-nine weeks ended September 28, 2023:

	Restricted Stock Units
	Service-based	Performance-based	Total shareholder return	Total Restricted Stock Units
Unvested at December 30, 2022	408,829	36,117	—	444,946
Granted	374,685	188,543	58,854	622,082
Vested	(132,432)	—	—	(132,432)
Forfeited	(24,262)	(36,117)	—	(60,379)
Unvested at September 28, 2023	626,820	188,543	58,854	874,217
The aggregate fair value for all restricted stock units granted during the thirty-nine weeks ended September 28, 2023 was $56.3 million. The grant-date fair value of service-based RSUs and performance-based RSUs is based on the closing market price of the Company’s Class A common stock on the date of grant. The grant-date fair value of TSR awards is estimated using a Monte Carlo valuation method, which included the following assumptions for TSR awards granted during the period:

Thirty-nine Weeks Ended September 28, 2023
Expected term (in years)	2.8
Risk-free interest rate	4.5%
Expected volatility	49.5%
Dividend yield	—%

Restricted Stock Awards
The following table summarizes restricted stock award activity during the thirty-nine weeks ended September 28, 2023:

	Restricted Stock Awards
	Service-based	Performance-based (1)	Total shareholder return (1)	Total Restricted Stock Awards
Unvested at December 30, 2022	103,326	134,318	87,517	325,161
Vested	(68,334)	(86,656)	(56,461)	(211,451)
Unvested at September 28, 2023	34,992	47,662	31,056	113,710
(1) The performance-based and total shareholder return restricted stock awards that vested during the period were issued at 100% of target based on achievement of the predetermined performance and total shareholder return criteria as specified in the underlying grant agreements.
7. Earnings Per Share
Net Income per Common Share
The Company calculates basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effect of share-based awards using the treasury stock method.
The following table shows the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
in thousands, except per share data	September 28, 2023	September 29, 2022	September 28, 2023	September 29, 2022
Net income	$65,923	$76,175	$208,899	$228,958
Basic weighted average shares outstanding	106,393	105,754	106,187	105,565
Dilutive effect of share-based awards	1,609	1,716	1,663	1,879
Diluted weighted average shares outstanding	108,002	107,470	107,850	107,444
Basic earnings per share	$0.62	$0.72	$1.97	$2.17
Diluted earnings per share	$0.61	$0.71	$1.94	$2.13
The following potentially dilutive securities were excluded from the computation of diluted earnings per share as a result of their anti-dilutive effect:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
in thousands	September 28, 2023	September 29, 2022	September 28, 2023	September 29, 2022
Stock options	56	71	56	70
Restricted stock	—	12	—	—
Restricted stock units	8	301	14	229

8. Fair Value Measurements
As of September 28, 2023 and December 29, 2022, the Company had certain financial assets and liabilities on its Condensed Consolidated Balance Sheets that were required to be measured at fair value on a recurring or non-recurring basis. The estimated fair values of financial assets and liabilities such as cash and cash equivalents, receivables, prepaid expenses and other current assets, other assets, accounts payable, and accrued expenses and other current liabilities approximate their respective carrying values as reported within the Condensed Consolidated Balance Sheets. See Note 3, “Debt” for discussion of the fair value of the Company’s debt.

Contingent Earn-out Liabilities
As of September 28, 2023, the contingent earn-out liabilities had an aggregate estimated fair value of $10.9 million (classified as Level 3 within the fair value hierarchy), of which $5.6 million is included in accrued expenses and other current liabilities and $5.3 million is included in other liabilities within the Condensed Consolidated Balance Sheets.
The table below summarizes changes in contingent earn-out liabilities during the thirty-nine weeks ended September 28, 2023.

in thousands	Contingent Earn-out Liabilities
Balance at December 29, 2022	$11,019
Acquisition (1)	2,750
Fair value adjustments	2,329
Payments	(5,241)
Balance at September 28, 2023	$10,857
(1) During the thirty-nine weeks ended September 28, 2023, the Company acquired a commercial flooring and installation supplies distributor for total consideration of $20.1 million, including $17.4 million of cash and contingent earn-out consideration with an estimated fair value of $2.8 million. The estimated fair value of the contingent earn-out consideration was determined using a discounted cash flow model which included significant unobservable inputs related to projected revenue and gross margin. Payout of the contingent consideration is subject to the acquired company’s achievement of certain annual gross margin and gross profit targets in fiscal years 2023 through 2025. A portion of these earn-out opportunities is payable each year only to the extent the applicable performance targets for that year are met, with a maximum potential payout of $4.0 million requiring that each of the individual annual targets are achieved. Refer to Note 10, “Acquisition” for additional information.
The $2.3 million net increase in the fair value of contingent earn-out liabilities during the thirty-nine weeks ended September 28, 2023 was recognized in general and administrative expense within the Condensed Consolidated Statements of Operations and Comprehensive Income.
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
The Company’s outstanding interest rate cap contracts were valued primarily using Level 2 inputs based on data readily observable in public markets. The Company's interest rate cap contracts were negotiated with counterparties without going through a public exchange. Accordingly, the Company's fair value assessments for these derivative contracts gave consideration to the risk of counterparty default as well as the Company's own credit risk. As of September 28, 2023 and December 29, 2022, the total fair value of the Company's interest rate cap contracts was approximately $3.2 million and $5.9 million, respectively, which are presented as a component of AOCI within stockholders’ equity on the Condensed Consolidated Balance Sheets net of tax of $0.7 million and $1.4 million, respectively. During the thirteen and thirty-nine weeks ended September 28, 2023, the Company reclassified $1.4 million and $3.7 million, respectively, of interest income from AOCI into earnings related to the interest rate cap contracts. During the thirteen and thirty-nine weeks ended September 29, 2022, $0.2 million of interest income was reclassified from AOCI into earnings.

9. Supply Chain Finance
The Company facilitates supply chain finance programs through financial intermediaries, which provide certain suppliers the option to be paid by the financial intermediaries earlier than the due date on the applicable invoice. When a supplier utilizes one of the supply chain finance programs and receives an early payment from a financial intermediary, it takes a discount on the invoice. The Company then pays the financial intermediary the invoice on the original due date. The Company does not reimburse suppliers for any costs they incur for participation in the program. Supplier participation is voluntary, and there are no assets pledged as security or other forms of guarantees provided for the committed payment to the financial intermediaries. As a result, all amounts owed to the financial intermediaries are presented as trade accounts payable in the Condensed Consolidated Balance Sheets. Amounts due to the financial intermediaries reflected in trade accounts payable at September 28, 2023 and December 29, 2022 were $135.7 million and $82.5 million, respectively.
10. Acquisition
As part of the Company’s continued expansion into commercial flooring, the Company acquired commercial flooring and installation supplies distributor Salesmaster Associates, Inc. (“Salesmaster”) on June 7, 2023 (“acquisition date”). Total estimated consideration for the acquisition was $20.1 million, including $17.4 million of cash and contingent consideration with an estimated fair value of $2.8 million (refer to Note 8, “Fair Value Measurements” for additional information regarding the contingent consideration). The acquisition was accounted for in accordance with ASC 805, Business Combinations, and, accordingly, Salesmaster’s results of operations, financial position, and cash flows have been consolidated in the Company’s condensed consolidated financial statements since the date of acquisition. Net sales and net earnings for fiscal 2023 attributable to Salesmaster since the completion of the acquisition were immaterial. Results of operations would not be materially different as a result of the acquisition and therefore pro forma information is not presented. Acquisition-related costs totaling $0.9 million were expensed as incurred and recognized within general and administrative expenses within the Condensed Consolidated Statements of Operations and Comprehensive Income during the thirty-nine weeks ended September 28, 2023. No acquisition-related costs were incurred during the thirteen weeks ended September 28, 2023.
In accordance with ASC 805, the Company provisionally recorded the following assets and liabilities at their preliminary estimated acquisition date fair values: $12.1 million of net working capital consisting primarily of inventory and receivables, $6.0 million of lease right-of-use assets and fixed assets, $5.0 million of customer relationships, $2.5 million of goodwill, and $5.5 million of operating lease liabilities. The preliminary fair value of the customer relationships was determined with assistance from a third-party valuation specialist using the multi-period excess earnings method and included significant assumptions such as the amount and timing of projected cash flows, growth rates, customer attrition rates, and discount rates, resulting in a Level 3 classification within the fair value hierarchy. The customer relationships will be amortized over an estimated useful life of 12 years.
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
Overview
Founded in 2000, Floor & Decor is a high-growth, differentiated, multi-channel specialty retailer and commercial distributor of hard surface flooring and related accessories with 207 warehouse-format stores across 36 states as of September 28, 2023. We believe that we offer the industry’s broadest in-stock assortment of tile, wood, laminate, vinyl, and natural stone flooring along with decorative and installation accessories and adjacent categories at everyday low prices, positioning us as the one-stop destination for our customers’ entire hard surface flooring needs. We appeal to a variety of customers, including professional installers and commercial businesses (“Pro”), do it yourself customers (“DIY”), and buy it yourself customers who buy the products for professional installation (“BIY”).
We operate on a 52- or 53-week fiscal year ending the Thursday on or preceding December 31. The following discussion contains references to the thirteen and thirty-nine weeks ended September 28, 2023 and September 29, 2022, respectively.
During the thirty-nine weeks ended September 28, 2023, we continued to make key long-term strategic investments, including:
•opening 17 new warehouse-format stores and closing one warehouse-format store, ending the quarter with 207 warehouse-format stores and five design studios;
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
The following table summarizes key components of our results of operations for the periods indicated (certain numbers may not sum due to rounding):

	Thirteen Weeks Ended
	September 28, 2023		September 29, 2022		Increase (Decrease)
dollars in thousands	Amount	% of Net Sales	Amount	% of Net Sales	$	%
Net sales	$1,107,812	100.0%	$1,097,824	100.0%	$9,988	0.9%
Cost of sales	640,357	57.8	650,349	59.2	(9,992)	(1.5)%
Gross profit	467,455	42.2	447,475	40.8	19,980	4.5%
Operating expenses:
Selling and store operating	308,581	27.9	280,735	25.6	27,846	9.9%
General and administrative	59,870	5.3	54,697	5.0	5,173	9.5%
Pre-opening	14,232	1.3	10,386	0.9	3,846	37.0%
Total operating expenses	382,683	34.5	345,818	31.5	36,865	10.7%
Operating income	84,772	7.7	101,657	9.3	(16,885)	(16.6)%
Interest expense, net	1,246	0.2	3,032	0.3	(1,786)	(58.9)%
Income before income taxes	83,526	7.5	98,625	9.0	(15,099)	(15.3)%
Income tax expense	17,603	1.5	22,450	2.0	(4,847)	(21.6)%
Net income	$65,923	6.0%	$76,175	6.9%	$(10,252)	(13.5)%

	Thirty-nine Weeks Ended
	September 28, 2023		September 29, 2022		Increase (Decrease)
dollars in thousands	Amount	% of Net Sales	Amount	% of Net Sales	$	%
Net sales	$3,365,763	100.0%	$3,216,404	100.0%	$149,359	4.6%
Cost of sales	1,949,557	57.9	1,924,589	59.8	24,968	1.3%
Gross profit	1,416,206	42.1	1,291,815	40.2	124,391	9.6%
Operating expenses:
Selling and store operating	923,658	27.4	798,437	24.8	125,221	15.7%
General and administrative	185,060	5.5	162,449	5.1	22,611	13.9%
Pre-opening	32,226	1.0	28,890	0.9	3,336	11.5%
Total operating expenses	1,140,944	33.9	989,776	30.8	151,168	15.3%
Operating income	275,262	8.2	302,039	9.4	(26,777)	(8.9)%
Interest expense, net	9,006	0.3	5,866	0.2	3,140	53.5%
Income before income taxes	266,256	7.9	296,173	9.2	(29,917)	(10.1)%
Income tax expense	57,357	1.7	67,215	2.1	(9,858)	(14.7)%
Net income	$208,899	6.2%	$228,958	7.1%	$(20,059)	(8.8)%

Selected Financial Information

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2023	September 29, 2022	September 28, 2023	September 29, 2022
Comparable store sales	(9.3)%	11.6%	(6.3)%	11.6%
Comparable average ticket	(2.8)%	19.5%	1.8%	18.0%
Comparable customer transactions	(6.8)%	(6.7)%	(7.9)%	(5.4)%
Number of warehouse-format stores	207	178	207	178
Adjusted EBITDA (in thousands) (1)	$140,939	$147,909	$443,366	$433,983
Adjusted EBITDA (% of net sales)	12.7%	13.5%	13.2%	13.5%
(1)    EBITDA and Adjusted EBITDA are non-GAAP financial measures. See the “Non-GAAP Financial Measures” section below for additional information and a reconciliation of EBITDA and Adjusted EBITDA to net income.
Net Sales
Net sales during the thirteen weeks ended September 28, 2023 increased $10.0 million, or 0.9%, compared to the corresponding prior year period primarily due to sales from the 30 new warehouse-format stores that we opened since September 29, 2022 and growth in our commercial business, partially offset by a decrease in comparable store sales of 9.3% and closing one store. The comparable store sales decline during the period of 9.3%, or $102.0 million, was driven by a 6.8% decrease in comparable customer transactions and a 2.8% decrease in comparable average ticket. Non-comparable store sales of $112.0 million during the same period were primarily driven by new stores and revenue from our Spartan subsidiary.
Net sales during the thirty-nine weeks ended September 28, 2023 increased $149.4 million, or 4.6%, compared to the corresponding prior year period primarily due to sales from the 30 new warehouse-format stores that we opened since September 29, 2022 and growth in our commercial business, partially offset by a decrease in comparable store sales of 6.3% and closing one store. The comparable store sales decline during the period of 6.3%, or $199.8 million, was driven by a 7.9% decrease in comparable customer transactions, partially offset by a 1.8% increase in comparable average ticket. Non-comparable store sales of $349.2 million during the same period were primarily driven by new stores and revenue from our Spartan subsidiary.
We believe the decreases in comparable customer transactions for the thirteen and thirty-nine weeks ended September 28, 2023 was primarily driven by declines in existing home sales, higher borrowing costs, pressure on housing affordability, inflation, and a shift in consumer spending toward travel and services. During the thirteen and thirty-nine weeks ended September 28, 2023, decreases in comparable customer transactions were partially offset by retail price increases related to higher supply chain and product costs compared to the same periods last year. These retail price increases were partially offset by some customers reducing project sizes, which resulted in a decrease in our comparable average ticket during the current fiscal quarter.
Gross Profit and Gross Margin
Gross profit during the thirteen weeks ended September 28, 2023 increased $20.0 million, or 4.5%, compared to the corresponding prior year period. The increase in gross profit was driven by the 0.9% increase in net sales and an increase in gross margin to 42.2%, up approximately 140 basis points from 40.8% in the same period a year ago.
Gross profit during the thirty-nine weeks ended September 28, 2023 increased $124.4 million, or 9.6%, compared to the corresponding prior year period. The increase in gross profit was driven by the 4.6% increase in net sales and an increase in gross margin to 42.1%, up approximately 190 basis points from 40.2% in the same period a year ago.
The increases in gross margin during the thirteen and thirty-nine weeks ended September 28, 2023 were primarily driven by retail price increases taken primarily in 2022 to offset higher supply chain and product costs and a decline in supply chain and product costs in 2023.
Selling and Store Operating Expenses
Selling and store operating expenses during the thirteen weeks ended September 28, 2023 increased $27.8 million, or 9.9%, compared to the corresponding prior year period. As a percentage of net sales, selling and store operating expenses increased approximately 230 basis points to 27.9% from 25.6% in the corresponding prior year period.

Selling and store operating expenses during the thirty-nine weeks ended September 28, 2023 increased $125.2 million, or 15.7%, compared to the corresponding prior year period. As a percentage of net sales, selling and store operating expenses increased approximately 260 basis points to 27.4% from 24.8% in the corresponding prior year period.
The increases in selling and store operating expenses in total and as a percentage of net sales during the thirteen and thirty-nine weeks ended September 28, 2023 were primarily attributable to growth in new stores, wage increases, higher credit card transaction processing fees, and deleverage in occupancy and other fixed costs resulting from a decrease in comparable store sales.
General and Administrative Expenses
General and administrative expenses during the thirteen weeks ended September 28, 2023 increased $5.2 million, or 9.5%, compared to the corresponding prior year period. General and administrative expenses as a percentage of net sales increased approximately 30 basis points to 5.3% from 5.0% in the corresponding prior year period.
General and administrative expenses during the thirty-nine weeks ended September 28, 2023 increased $22.6 million, or 13.9%, compared to the corresponding prior year period. General and administrative expenses as a percentage of net sales increased approximately 40 basis points to 5.5% from 5.1% in the corresponding prior year period.
The increases in general and administrative expenses during the thirteen and thirty-nine weeks ended September 28, 2023 were due to costs to support store growth, including additional store support staff, higher depreciation related to technology and other store support center investments, and operating expenses related to our Spartan subsidiary. The increases in general and administrative expenses as a percentage of net sales during the thirteen and thirty-nine weeks ended September 28, 2023 were primarily driven by deleverage from a decrease in comparable store sales, partially offset by lower accruals for employee incentive compensation.
Pre-Opening Expenses
Pre-opening expenses during the thirteen weeks ended September 28, 2023 increased $3.8 million, or 37.0%, compared to the corresponding prior year period.
Pre-opening expenses during the thirty-nine weeks ended September 28, 2023 increased $3.3 million, or 11.5%, compared to the corresponding prior year period.
The increases in pre-opening expenses during the thirteen and thirty-nine weeks ended September 28, 2023 primarily resulted from an increase in the number of future stores that we were preparing to open compared to the same periods a year ago.
Interest Expense, Net
Net interest expense during the thirteen weeks ended September 28, 2023 decreased $1.8 million, or 58.9%, compared to the thirteen weeks ended September 29, 2022 primarily due to a decrease in average amounts outstanding under our ABL Facility, higher interest income from our interest cap derivative contracts, and an increase in interest capitalized, partially offset by interest rate increases on outstanding debt.
Net interest expense during the thirty-nine weeks ended September 28, 2023 increased $3.1 million, or 53.5%, compared to the thirty-nine weeks ended September 29, 2022. The increase in interest expense for the thirty-nine weeks ended September 28, 2023 was primarily due to interest rate increases on outstanding debt and an increase in average amounts outstanding under our ABL Facility, partially offset by higher interest income from our interest cap derivative contracts and interest capitalized.
Income Tax Expense
Income tax expense was $17.6 million during the thirteen weeks ended September 28, 2023 compared to $22.5 million during the thirteen weeks ended September 29, 2022. The effective tax rate was 21.1% for the thirteen weeks ended September 28, 2023 compared to 22.8% in the corresponding prior year period.
Income tax expense was $57.4 million during the thirty-nine weeks ended September 28, 2023 compared to $67.2 million during the thirty-nine weeks ended September 29, 2022. The effective tax rate was 21.5% for the thirty-nine weeks ended September 28, 2023 compared to 22.7% in the corresponding prior year period.

The decreases in the effective tax rate during the thirteen and thirty-nine weeks ended September 28, 2023 were primarily due to an increase in excess tax benefits related to stock-based compensation awards that was partially offset by limitations on deductions for compensation to certain employees under Internal Revenue Code Section 162(m).
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

For the periods presented, the following table reconciles EBITDA and Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
in thousands	September 28, 2023	September 29, 2022	September 28, 2023	September 29, 2022
Net income	$65,923	$76,175	$208,899	$228,958
Depreciation and amortization (a)	50,336	39,600	145,439	111,237
Interest expense, net	1,246	3,032	9,006	5,866
Income tax expense	17,603	22,450	57,357	67,215
EBITDA	135,108	141,257	420,701	413,276
Stock-based compensation expense (b)	5,289	6,360	20,336	17,229
Other (c)	542	292	2,329	3,478
Adjusted EBITDA	$140,939	$147,909	$443,366	$433,983
(a)Excludes amortization of deferred financing costs, which is included as part of interest expense, net in the table above.
(b)Non-cash charges related to stock-based compensation programs, which vary from period to period depending on the timing of awards and forfeitures.
(c)Other adjustments include amounts management does not consider indicative of our core operating performance. Amounts for the thirteen and thirty-nine weeks ended September 28, 2023 relate to changes in the fair value of contingent earn-out liabilities. Amounts for the thirteen and thirty-nine weeks ended September 29, 2022 primarily relate to relocation expenses for our Houston distribution center and changes in the fair value of contingent earn-out liabilities.
Liquidity and Capital Resources
Liquidity is provided primarily by cash flows from operations and our $800.0 million ABL Facility. Unrestricted liquidity based on our September 28, 2023 financial data was $758.9 million, consisting of $61.6 million in cash and cash equivalents and $697.3 million immediately available for borrowing under the ABL Facility without violating any covenants thereunder. Our liquidity is not generally seasonal, and our uses of cash are primarily tied to when we open stores and make other capital expenditures.
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
Total capital expenditures in fiscal 2023 are planned to be between approximately $550 million to $575 million and are expected to be funded primarily by cash generated from operations and borrowings under the ABL Facility. Our capital needs may change in the future due to changes in our business, new opportunities that we choose to pursue, or other factors. We currently expect the following for capital expenditures in fiscal 2023 (projected amounts are based on the gross costs that we expect to accrue for these investments on the Condensed Consolidated Balance Sheets in fiscal 2023, which may include amounts incurred but not yet settled in cash during the period):
•invest approximately $430 million to $445 million to open 32 warehouse-format stores, relocate stores, and begin construction on stores opening in fiscal 2024;
•invest approximately $90 million to $95 million in existing store remodeling projects and our distribution centers; and
•invest approximately $30 million to $35 million in information technology infrastructure, e-commerce, and other store support center initiatives.

Cash Flow Analysis
A summary of our operating, investing, and financing activities is shown in the following table:

	Thirty-nine Weeks Ended
in thousands	September 28, 2023	September 29, 2022
Net cash provided by operating activities	$698,975	$7,325
Net cash used in investing activities	(431,070)	(319,173)
Net cash (used in) provided by financing activities	(216,071)	180,091
Net increase (decrease) in cash and cash equivalents	$51,834	$(131,757)
Net Cash Provided by Operating Activities
Cash provided by operating activities consists primarily of (i) net income adjusted for non-cash items, including depreciation and amortization, stock-based compensation, deferred income taxes, and changes in the fair values of contingent earn-out liabilities and (ii) changes in working capital.
Net cash provided by operating activities during the thirty-nine weeks ended September 28, 2023 and September 29, 2022 was $699.0 million and $7.3 million, respectively. The increase in net cash provided by operating activities was primarily driven by a decrease in inventory, an increase in trade accounts payable, and an increase in cash earnings after adjusting net income for non-cash items such as depreciation and amortization.
Net Cash Used in Investing Activities
Investing activities typically consist primarily of capital expenditures for new store openings and existing store remodels, including leasehold improvements, racking, fixtures, vignettes, and design centers, as well as new infrastructure and information systems. Cash payments to acquire businesses are also included in investing activities.
Net cash used in investing activities during the thirty-nine weeks ended September 28, 2023 and September 29, 2022 was $431.1 million and $319.2 million, respectively. The increase in cash used in investing activities was due to an increase in capital expenditures and the Salesmaster acquisition. The growth in capital expenditures was primarily driven by an increase in new stores under construction and settlement of outstanding construction payables for recently completed stores compared to the corresponding prior year period.
Net Cash (Used in) Provided by Financing Activities
Financing activities consist primarily of borrowings and related repayments under our credit agreements, tax payments related to the vesting or exercise of stock-based compensation awards, proceeds from the exercise of stock options and our employee share purchase program, and payments of contingent earn-out consideration.
Net cash used in financing activities was $216.1 million for the thirty-nine weeks ended September 28, 2023 compared to net cash provided by financing activities of $180.1 million for the thirty-nine weeks ended September 29, 2022. The increase in net cash used in financing activities was primarily driven by ABL Facility repayments and an increase in tax payments related to the vesting or exercise of stock-based compensation awards.
Our Credit Facilities
As of September 28, 2023, total Term Loan Facility debt was $202.9 million, and no amounts were outstanding under our ABL Facility. For additional information regarding our Term Loan Facility and ABL Facility, including applicable covenants and other details, please refer to Note 3, “Debt.”

Credit Ratings
Our credit ratings are periodically reviewed by rating agencies. Standard & Poor's issuer credit rating of BB with a stable outlook and Moody’s issuer credit rating of Ba3 with a positive outlook remain unchanged as of September 28, 2023. These ratings and our current credit condition affect, among other things, our ability to access new capital. Negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be lowered or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, financial condition, results of operations, and liquidity. In particular, a weakening of our financial condition, including an increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, result in a credit rating downgrade or change in outlook, or otherwise increase our cost of borrowing.
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
Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our Credit Facilities, which have variable interest rates. Based on the $202.9 million total outstanding principal balance of our Credit Facilities as of September 28, 2023, a 1.0% increase in the effective interest rate of this debt would cause an increase in interest expense of approximately $2.0 million over the next twelve months, excluding the impact of interest rate cap agreements. To lessen our exposure to changes in interest rate risk, we entered into two $75.0 million interest rate cap agreements in May 2021. The contracts effectively cap Secured Overnight Financing Rate (“SOFR”) based interest payments on a portion of our Term Loan Facility to less than 1.68% through April 2024. The U.S. Federal Reserve has continued raising interest rates in fiscal 2023. As a result, these agreements are partially offsetting increases in interest expense on our Term Loan Facility as rates have increased to a level above the specified SOFR caps. For additional information related to the Company’s Credit Facilities, refer to Note 3, “Debt.”

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in reports filed or submitted under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, have reviewed the effectiveness of the Company’s disclosure controls and procedures as of September 28, 2023 and, based on their evaluation, have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. The condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the fiscal quarter ended September 28, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the thirteen weeks ended September 28, 2023, the Company did not sell any unregistered equity securities or repurchase any of its equity securities.
Item 5. Other Information
Second Amended and Restated Bylaws
On November 1, 2023, our board of directors (the “Board”) approved and adopted, effective immediately, amended and restated bylaws of the Company (as amended and restated, the “Third Amended and Restated Bylaws”). The Amended and Restated Bylaws, among other things: (1) revise procedures and disclosure requirements for the nomination of directors and the submission of proposals for consideration at annual meetings of the stockholders of the Company, including, among other things, adding a requirement that a stockholder seeking to nominate director(s) at an annual meeting deliver to the Company reasonable evidence that it has complied with the requirements of Rule 14a-19 of the Exchange Act within eight business days of the meeting; (2) clarify the powers of the Board and the chair of a stockholder meeting to establish rules for the conduct of any meeting of stockholders; (3) clarify the manner for giving stockholders notice of meetings of stockholders; (4) clarify power of the chair of a stockholder meeting to adjourn a meeting of stockholders whether or not a quorum is present; (5) establish that special meetings of the Board may be called by either the Chairperson of the Board, the Chief Executive Officer, President or majority of the Board (rather than by the Chairperson, the Chief Executive Officer, President or any two directors); (6) specify that the U.S. federal district courts shall be the exclusive forum for the resolution of claims under the Securities Act of 1933, as amended; and (7) make certain administrative, modernizing, clarifying and confirming changes, including making updates to reflect recent amendments to the General Corporation Law of the State of Delaware.

The foregoing summary does not purport to be a complete description of the Third Amended and Restated Bylaws and is qualified in its entirety by reference to the full text of the Third Amended and Restated Bylaws, a copy of which is attached as Exhibit 3.2 and incorporated by reference herein.
Rule 10b5-1 Trading Plans
On August 17, 2023, Tom Taylor, Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 100,000 shares of the Company’s common stock, subject to certain conditions. The plan will expire on February 16, 2024, or on any earlier date on which all of the shares have been sold.
On August 18, 2023, David Christopherson, Executive Vice President, General Counsel, and Secretary, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 25,565 shares of the Company’s common stock, subject to certain conditions. The plan will expire on February 26, 2024, or on any earlier date on which all of the shares have been sold.

Item 6. Exhibits

Exhibit No.	Exhibit Description
3.1	Amended & Restated Certificate of Incorporation of Floor & Decor Holdings, Inc. (1)
3.2	Third Amended and Restated Bylaws of Floor & Decor Holdings, Inc.
10.1	Addendum to Employment Agreement, dated August 25, 2023, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and Brian K. Robbins (2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
(1) Filed as an exhibit to the Registrant’s Form 10-Q (File No. 001-38070) filed with the SEC on August 5, 2021, and incorporated herein by reference.
(2) Filed as an exhibit to the Registrant’s Form 8-K (File No. 001-38070) filed with the SEC on August 28, 2023, and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOOR & DECOR HOLDINGS, INC.

Dated: November 2, 2023	By:	/s/ Thomas V. Taylor
Thomas V. Taylor
Chief Executive Officer
(Principal Executive Officer)

Dated: November 2, 2023	By:	/s/ Bryan H. Langley
Bryan H. Langley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: November 2, 2023	By:	/s/ Luke T. Olson
Luke T. Olson
Vice President, Chief Accounting Officer
(Principal Accounting Officer)