Form 10-K
period 2023-12-28
Floor & Decor Holdings, Inc.
filed 2024-02-22
CIK 1507079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The aggregate market value of the Registrant’s Common Stock held by non-affiliates as of June 29, 2023, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $10.8 billion. There were 106,766,587 shares of Common Stock outstanding as of February 19, 2024.
Documents Incorporated by Reference:
Portions of the Registrant’s proxy statement for the Annual Meeting of Shareholders to be filed pursuant to Regulation 14A of the Exchange Act on or before April 26, 2024, are incorporated by reference into Part III of this Form 10-K. Except as expressly incorporated by reference, the Registrant’s proxy statement shall not be deemed to be part of this report.

FORWARD-LOOKING STATEMENTS.
The discussion in this Annual Report on Form 10-K (this “Annual Report”), including under Item 1A, “Risk Factors” and 1C, “Cybersecurity” of Part I and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II, contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical fact contained in this Annual Report, including statements regarding our future operating results and financial position, business strategy and plans, and objectives of management for future operations, are forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections. These statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Forward-looking statements are based on management’s current expectations and assumptions regarding the Company’s business, the economy, and other future conditions, including the impact of natural disasters on sales. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “seeks,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “budget,” “potential,” or “continue” or the negative of these terms or other similar expressions.
The forward-looking statements contained in this Annual Report are only predictions. Although we believe that the expectations reflected in the forward-looking statements in this Annual Report are reasonable, we cannot guarantee future events, results, performance, or achievements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements in this Annual Report, including, without limitation, those factors described in Item 1A, “Risk Factors” of Part I of this Annual Report, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of this Annual Report, and elsewhere in the Company’s filings with the Securities and Exchange Commission (the “SEC”). Some of the key factors that could cause actual results to differ from our expectations include the following:
•an overall decline in the health of the economy, the hard surface flooring industry, consumer confidence and discretionary spending, and the housing market, including as a result of rising inflation or interest rates;
•our failure to successfully manage the challenges that our planned new store growth poses or the impact of unexpected difficulties or higher costs during our expansion;
•our inability to enter into leases for additional stores on acceptable terms or renew or replace our current store leases;
•our failure to successfully anticipate and manage trends, consumer preferences, and demand;
•our inability to successfully manage increased competition;
•our inability to manage our inventory, including the impact of inventory obsolescence, shrinkage, and damage;
•any disruption in our distribution capabilities, supply chain, and our related planning and control processes, including carrier capacity constraints, port congestion, transportation costs, and other supply chain costs or product shortages;
•any increases in wholesale prices of products, materials, and transportation costs beyond our control, including increases in costs due to inflation;
•the resignation, incapacitation, or death of any key personnel, including our executive officers;
•our inability to attract, hire, train, and retain highly qualified managers and staff;
•the impact of any labor activities;
•our dependence on foreign imports for the products we sell, including risks associated with obtaining products from abroad;
•geopolitical risks, such as the conflict in the Middle East, the ongoing war in Ukraine, and U.S. policies related to global trade and tariffs, such as import restrictions under the Uyghur Forced Labor Prevention Act, which impact our ability to import from foreign suppliers or raise our costs;
•our ability to manage our comparable store sales growth;
•any failure by any of our suppliers to supply us with quality products on attractive terms and prices;
•any failure by our suppliers to adhere to the quality standards that we set for our products;
•our inability to locate sufficient suitable natural products, particularly products made of more exotic species or unique stone;
•the effects of weather conditions, natural disasters, or other unexpected events, including public health crises that may disrupt our operations;

•our inability to maintain sufficient levels of cash flow or liquidity to fund our expanding business and service our existing indebtedness;
•any allegations, investigations, lawsuits, or violations of laws and regulations applicable to us, our products or our suppliers;
•our inability to adequately protect the privacy and security of information related to our customers, us, our associates, our suppliers, and other third parties;
•any material disruption in our information systems, including our website;
•new or changing laws or regulations, including tax laws and trade policies and regulations;
•any failure to protect our intellectual property rights or disputes regarding our intellectual property or the intellectual property of third parties;
•the impact of any future strategic transactions;
•restrictions imposed by our indebtedness on our current and future operations, including risks related to our variable rate debt; and
•our ability to manage risks related to corporate social responsibility.
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
Our fiscal year is the 52- or 53-week period ending on the Thursday on or preceding December 31. The following discussion contains references to fiscal 2019, fiscal 2020, fiscal 2021, fiscal 2022, fiscal 2023, and fiscal 2024, which represent our fiscal years ended or ending, as applicable, December 26, 2019, December 31, 2020, December 30, 2021, December 29, 2022, December 28, 2023, and December 26, 2024. Fiscal years 2019, 2021, 2022, 2023, and 2024 are 52-week periods, and fiscal 2020 is a 53-week period.
Our Company
Founded in 2000, Floor & Decor is a high-growth, differentiated, multi-channel specialty retailer of hard surface flooring and related accessories and seller of commercial surfaces. Floor & Decor Holdings, Inc. was incorporated as a Delaware corporation in October 2010 in connection with the acquisition of Floor and Decor Outlets of America, Inc. in November 2010 by our previous sponsor owners. As of December 28, 2023, we operated 221 warehouse-format stores and five small design studios across 36 states. We believe that we offer the industry’s broadest in-stock assortment of tile, wood, laminate and vinyl, and natural stone flooring along with decorative and installation accessories and adjacent categories at everyday low prices positioning us as the one-stop destination for our customers’ entire hard surface flooring needs. We appeal to a variety of customers, including professional installers and commercial businesses (“Pro”) and homeowners, which are comprised of do it yourself customers (“DIY”) and buy it yourself customers who buy the products for professional installation (“BIY”).
Our warehouse-format stores, which average approximately 78,000 square feet, are typically larger than any of our specialty retail flooring competitors’ stores. Other large format home improvement retailers only allocate a small percentage of their floor space to hard surface flooring and accessories. By carrying a deep level of in-stock hard surface flooring inventory and wide range of tools and accessories, we seek to offer our customers immediate availability of everything they need to complete their entire flooring or remodeling project. In addition to our stores, our website FloorandDecor.com showcases our products, offers informational training and design ideas and has our products available for sale, which a customer can pick up in-store or have delivered. Our ability to purchase directly from manufacturers through our direct sourcing model enables us to be fast to market with a balanced assortment of best-seller and unique, hard-to-find items that are the latest trend-right products. We believe these factors create a differentiated value proposition for Floor & Decor and drive customer loyalty with our Pro and homeowner customers in our markets.

Our Competitive Strengths
We believe our strengths, described below, set us apart from our competitors and are the key drivers of our success.
Unparalleled Customer Value Proposition. Our customer value proposition is a critical driver of our business. The key components include:
•Differentiated Assortment Across a Wide Variety of Hard Surface Flooring Categories. We carry a comprehensive in-stock, trend-right product assortment with on average approximately 4,500 stock keeping units (“SKUs”) in each store which, based on our market experience, is a far greater in-stock offering than any other flooring retailer. Additionally, we customize our product assortment at the store level for the local preferences of each market. We work with our suppliers to quickly introduce new products and styles in our stores. We appeal to a wide range of customers through our “good/better/best” merchandise selection, our broad range of product styles from classic to modern, and our new trend-right products. We consistently innovate with proprietary brands.
•Low Prices. We leverage our ability to source directly from manufacturers and quarries to offer our flooring products and related accessories at everyday low prices throughout the year instead of engaging in frequent promotional activities. We believe this strategy creates trust with our customers because they consistently receive low prices at Floor & Decor without having to wait for a sale or negotiate to obtain the lowest price.
•One-Stop Project Destination with Immediate Availability. We carry an extensive range of products, including flooring and decorative accessories, as well as installation materials and tools, to fulfill a customer’s entire flooring project. In addition, we have adjacent categories such as vanities, bathroom accessories, shower doors, and custom countertops. Our stores carry a large in-stock assortment and job size quantities to differentiate us from our competitors. When a product is not available in the store, our four regional distribution centers and neighboring stores can often quickly ship the product to meet a customer’s needs. Customers also have access to our full catalog of inventory for in-store pick up or delivery through FloorandDecor.com.
Unique and Inspiring Shopping Environment. Our stores are typically designed with warehouse features including high ceilings, clear signage, bright lighting, and industrial racking and are staffed with knowledgeable store associates. We offer an easy-to-navigate store layout with clear lines of sight and departments organized by our major product categories and we invest heavily in large, visually inspiring merchandise displays that showcase our assortment as well as marketing throughout our stores to highlight product features, benefits, and design elements. These features educate and enable customers to visualize how the product would look in their homes or businesses. The majority of our stores have design centers, with multiple different vignettes that showcase project ideas to further inspire our customers, and we employ experienced designers in all of our stores to provide free design consulting. Additionally, we provide a robust online experience for potential customers on FloorandDecor.com.
Extensive Service Offerings to Enhance the Pro Customer Experience. We provide an efficient one-stop shopping experience for our Pro customers, offering low prices on a broad selection of high-quality flooring products, deep inventory levels to support immediate availability of our products, credit offerings, free storage for purchased inventory, the convenience of early store hours, and separate entrances for merchandise pick-up. We also offer Design Services, which helps our Pro customers serve their customers. Additionally, each store has a dedicated Pro sales force with technology to service our Pro customer more efficiently. We have a Pro loyalty rewards program, which provides awards points based on purchases and business-building tools. Rewarding our Pro customers through this program improves their loyalty to Floor & Decor, and by serving the needs of Pro customers, we drive repeat and high-ticket purchases, customer referrals, and brand awareness from this attractive and loyal customer segment.
Decentralized Culture with an Experienced Store-Level Team and Emphasis on Training. We have a decentralized culture that empowers managers at the store and regional levels to make key decisions to maximize the customer experience. Our store managers, who carry the title Chief Executive Merchant (“CEM”), have significant flexibility to customize product mix, pricing, marketing, merchandising, visual displays and other elements in consultation with their regional leaders. We create or implement localized assortments, which are not only trend-forward but often create trends in the industry, which we believe differentiates us from our national competitors, which tend to have standard assortments across markets. Throughout the year, we regularly train all of our employees on a variety of topics, including product knowledge, sales strategies, leadership and store operations. Our store managers and store department managers are an integral part of our company, and many have years of relevant industry experience in retail.
Sophisticated, Global Supply Chain. Our merchandising team has developed direct sourcing relationships with manufacturers and quarries in 26 countries. We currently source our products from more than 240 vendors worldwide and have developed long-term relationships with many of them. We often collaborate with our vendors to design products for us to address emerging customer preferences that we observe in our stores and markets. We procure the majority of our products directly from manufacturers, which eliminates additional costs from exporters, importers, wholesalers, and distributors. Direct sourcing is a key competitive advantage, as many of our specialty retail flooring competitors are too small to have the scale or the resources to work directly with suppliers.

Highly Experienced Management Team with a Proven Track Record. Led by our Chief Executive Officer, Tom Taylor, our management team brings substantial expertise from leading retailers and other companies across various core functions, including store operations, merchandising, marketing, real estate, e-commerce, supply chain management, finance, legal, and information technology. Tom Taylor, who joined us in 2012, spent 23 years at The Home Depot, where he helped expand the store base from fewer than 15 stores to over 2,000 stores. Our President, Trevor Lang, was promoted to President in November 2022 after serving as the Executive Vice President and Chief Financial Officer since 2014 and Chief Financial Officer since 2011. He brings more than 25 years of executive leadership experience. In November 2022, Bryan Langley was promoted to serve as Executive Vice President and Chief Financial Officer. He joined the Company in 2014, and has served in various positions of increasing responsibility in corporate strategy, financial planning, and accounting. Our entire management team drives our organization with a focus on strong merchandising, superior customer experience, expanding our store footprint, and fostering a strong, decentralized culture.
Our Growth Strategy
We expect to drive growth in net sales and profitability through the following strategies:
Open Warehouse-Format Stores in New and Existing Markets. Based on our internal research with respect to housing density, demographic data, competitor concentration and other variables in both new and existing markets, we believe there is an opportunity to significantly expand our warehouse-format store base by a low- to mid-teens annual percentage growth rate over the near-to-medium term, reaching at least 500 in the United States within approximately eight years. We plan to target new store openings in both new and existing, adjacent, and underserved markets. We have a disciplined approach to new store development based on an analytical, research-driven site selection method and a rigorous real estate approval process. Our new store model targets on average net sales of $14 million to $16 million and four-wall adjusted EBITDA before pre-opening expenses of $2.5 million to $3.5 million during the first full year of operation, pre-tax payback in approximately two and a half to three and a half years and cash-on-cash returns of approximately 50% in the third year. Based on challenging macroeconomic conditions, our class of 2022 and class of 2023 new stores are estimated to be below these targets. Our historical new store performance, the performance of our more mature stores, our disciplined real estate strategy, and the track record of our management team in successfully opening retail stores support our belief in the significant store expansion opportunity.
Increase Comparable Store Sales. We expect to grow comparable store sales over the long-term by continuing to offer our customers a dynamic and expanding selection of compelling, value-priced hard surface flooring and accessories while maintaining strong service standards. Because approximately 55% of our stores have been open for less than five years, we believe they will continue to drive comparable store sales growth as newer stores ramp up to maturity. We believe that we can continue to enhance our customer experience by focusing on service, optimizing sales and marketing strategies, investing in store staff and infrastructure, remodeling existing stores, and improving visual merchandising and the overall aesthetic appeal of our stores. We also believe that growing our proprietary credit offering, Pro, Commercial, and design strategies, further integrating connected customer strategies, and enhancing other key information technology, will contribute to increased comparable store sales. As we increase awareness of Floor & Decor’s brand, we believe there is a significant opportunity to gain additional market share.
Expand Our “Connected Customer” Experience. Floor & Decor’s online experience allows our customers to explore our product selection and design ideas before and after visiting our stores and offers the convenience of making online purchases for delivery or pick up in-store. We believe our online platform reflects our brand attributes and provides a powerful tool to educate, inspire, and engage our consumers. We continuously invest in our connected customer strategies to improve how customers experience our brand. For example, we regularly enhance our website, which provides our customers with inspirational vignettes, videos, products, a room visualizer, education, and a faster online shopping experience. Our connected customer sales represented approximately 19% of our total net sales for fiscal 2023. While the hard surface flooring category has a relatively low penetration of connected customer sales due to the nature of the product, we believe our connected customer presence represents an attractive growth opportunity to drive consumers to Floor & Decor.
Continue to Invest in the Pro Customer. We believe our differentiated focus on Pro customers has created a competitive advantage for us and will continue to drive net sales growth. We continue to invest in gaining and retaining Pro customers due to their frequent and high-ticket purchases, loyalty, and propensity to refer other potential customers. We have made important investments in the Pro services regional team to better recruit and train the Pro services team in each store. We have also invested in technology to help us further penetrate and grow our Pro business. We continue to invest in refreshing and expanding our services to Pros to better facilitate our growing Pro business.
Continue to Invest in Design Services. Our Design Services offer a unique experience to large format retail, which leads our customers through a seamless, inspirational design process to complete their projects. According to our internal research, when a designer is involved, customer satisfaction and average ticket is higher, and customers are more likely to follow through with a purchase. We invest in recruiting top design talent and provide extensive design-focused training, tools, and technology to ensure our teams are knowledgeable and prepared to deliver a start-to-finish consultative selling experience.

Expand Our Sales Growth in Commercial Surfaces. We continue to grow our commercial surfaces business both organically and through acquisitions, applying many of the same strategies that have allowed us to be successful in selling residential retail hard surface flooring, including high quality, trend-right hard surface flooring sourced at a low cost directly from the manufacturer. We intend to continue to focus on both organic and inorganic growth to address the entire commercial surfaces market.
Enhance Margins Through Increased Operating Leverage. Operating margin improvement opportunities will include enhanced product sourcing processes and overall leveraging of our store-level fixed costs, existing infrastructure, supply chain, corporate overhead and other fixed costs resulting from increased sales productivity. We anticipate that the planned expansion of our store base and growth in comparable store sales will also support increasing economies of scale over the long-term while still making significant investments in our business.
Our Industry
Floor & Decor operates in the large, growing, and highly fragmented U.S. retail hard surface flooring market and commercial surfaces market. We believe that growth in the hard surface flooring market will continue to be driven by several home remodeling demand drivers. These include a large supply of aging homes, millennials entering their household formation years, existing-home sales growth from the low supply of housing inventory, rising home equity values, and the secular shift from carpet to hard surface flooring. In addition, we believe we have an opportunity to increase our market share as many of our competitors are unable to effectively compete with our combination of price, service, and broad in-stock assortment. The competitive landscape of the hard surface flooring market includes big-box home improvement centers, national and regional specialty flooring retailers, independent flooring retailers, and distributors.
We believe we have an opportunity to continue to gain share in the hard surface flooring market with the largest in-stock selection of laminate and vinyl, tile, installation materials, decorative accessories, wood, and natural stone. Our strong focus on the customer experience drives us to remain innovative and locally relevant while maintaining low prices and in-stock merchandise in a one-stop shopping destination.
Our Products
Our merchandise is comprised of the following major product categories:
•Laminate and vinyl: Wood-based laminate flooring, luxury vinyl, and engineered/composite (rigid core) vinyl.
•Tile: Porcelain and ceramic.
•Installation materials and tools: Grout, mortar, backer board, tools, adhesives, underlayments, moldings, and stair treads.
•Decorative accessories and wall tile: Glass, natural stone, tile mosaics, decorative tiles, decorative trims, and wall tile.
•Wood: Solid prefinished hardwood, solid unfinished hardwood, engineered hardwood, bamboo, and wood countertops.
•Natural stone: Marble, limestone, travertine, slate, ledger, prefabricated countertops, thresholds, and shower benches.
•Adjacent categories: Vanities, shower doors, bath accessories, faucets, sinks, custom countertops, bathroom mirrors, and bathroom lighting.

Our fiscal 2023 net sales by major product category are set forth below:

Other (i), 2%
Adjacent Categories, 2%
Natural Stone, 5%
Wood, 6%
Laminate and Vinyl, 26%
Decorative Accessories and Wall Tile, 17%
Tile, 23%
Installation Materials and Tools, 19%

(i)    Other includes delivery, sample, and other product revenue and adjustments for deferred revenue, sales returns reserves, and other revenue related adjustments that are not allocated on a product-level basis. Refer to Note 2, “Revenue” of the notes to our consolidated financial statements included in this Annual Report for more information.
Store Development
Most of our stores are situated in highly visible retail and industrial locations. We have developed a disciplined approach to new store development, based on an analytical, research-driven method to site selection and a rigorous real estate review and approval process. By focusing on key demographic characteristics for new site selection, such as aging of homes, length of home ownership and median income, we expect to open new stores with attractive returns. When opening new stores, inventory orders are placed several months prior to a new store opening. Significant investment is made in building out or constructing the site, hiring and training employees in advance, and marketing the new store through pre-opening events to draw the flooring industry community together. Each new store is thoughtfully designed with store interiors that include vignettes and interchangeable displays, racking to access products to allow ease of shopping, and an exterior highlighted by a large, bold Floor & Decor sign.
Connected Customer
We aim to elevate the total customer experience through our website FloorandDecor.com. Enhancements to our connected customer experience are critical to our increasingly interconnected customers who often perform extensive online research for their project before going to our store. FloorandDecor.com is an important tool for engaging our homeowner customers throughout their process. Our Pro customers use the website and our Pro app to browse our broad product assortment, to continually educate themselves on new techniques and trends and to share our virtual catalog and design ideas with their customers and utilize tools such as our calculators to aid with shopping. We designed the website to be a reflection of our stores and to promote our wide selection of high quality products and low prices. To this end, we believe the website provides not only the same region-specific product selection that customers can expect in our stores, but also the opportunity to extend our assortment by offering our entire portfolio of products.
In addition to highlighting our broad product selection, FloorandDecor.com offers a convenient opportunity for customers to purchase products online and pick them up in our stores. As we continue to grow, we believe connected customer will become an increasingly important part of our strategy.

Marketing and Advertising
We use a multi-platform approach to increasing Floor & Decor’s brand awareness, while historically maintaining low advertising costs as a percentage of net sales of approximately 3%. We use traditional advertising media, combined with social media and online marketing, to share the Floor & Decor story with a growing audience. We take the same customized approach with our marketing as we do with our product selection; each region has a varied media mix based on local trends and what we believe will most efficiently drive sales. To further enhance our targeting efforts, our store managers have input into their respective stores’ marketing spend.
Sourcing
Floor & Decor has a well-developed and geographically diverse supplier base. Our largest supplier accounted for 13% of our net sales in fiscal 2023, while no other individual supplier accounted for more than 10% of our net sales. We are focused on bypassing importers, exporters, wholesalers, distributors, and other middlemen in our supply chain in order to reduce costs and lead time. Our direct sourcing model and the resulting relationships we have developed with our suppliers are distinct competitive advantages. The cost savings we achieve by directly sourcing our merchandise enable us to offer our customers low prices.
We have established a Global Sourcing and Compliance Department to, among other things, enhance our policies and procedures with respect to addressing compliance with appropriate regulatory bodies, including compliance with the requirements of the Lacey Act of 1900, the California Air Resources Board, and the Environmental Protection Agency. This department also addresses compliance with Floor & Decor’s supplier compliance policies, such as specifications and packaging of the products we purchase. We utilize third-party consultants for audits, testing, and surveillance to ensure product safety and compliance. We have invested in technology and personnel to collaborate throughout the entire supply chain process. Additionally, our close relationships with suppliers allow us to collaborate with them directly to develop and quickly introduce innovative and quality products that meet our customers’ evolving tastes and preferences at low prices.
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
We have invested significant resources to develop and enhance our distribution network. We have four distribution centers strategically located across the United States in port cities near Savannah, Houston, Los Angeles, and Baltimore and a transload facility near Los Angeles. Third-party brokers arrange the shipping of our international and domestic purchases to our distribution centers and stores and bill us for shipping costs according to the terms of the purchase agreements with our suppliers. All of our distribution centers are Company-operated facilities, and we have implemented a warehouse management and transportation management system tailored to our unique needs across all distribution centers. We believe this system helps service levels, reduces shrinkage and damage, helps us better manage our inventory, and allows us to better implement our connected customer initiatives. We plan to continue to seek further opportunities to enhance our distribution capabilities and align them with our strategic growth initiatives.
Management Information Systems
Technology plays a crucial role in the continued growth and success of our business. We have sought to integrate technology into all facets of our business, including supply chain, merchandising, store operations, point-of-sale, e-commerce, finance, accounting, and human resources. The integration of technology allows us to analyze the business in real time and react accordingly. Our inventory management system is our primary tool for forecasting and placing orders and managing in-stock inventory. The data-driven platform includes sophisticated forecasting tools based on historical trends in sales, inventory levels and vendor lead times at the store and distribution center level by SKU, allowing us to support store managers in their regional merchandising efforts. We rely on the forecasting accuracy of our system to maintain the in-stock, job-lot quantities that our customers rely on.

Competition
The retail hard surface flooring market is highly fragmented and competitive. We face significant competition from large home improvement centers, national and regional specialty flooring chains, and independent flooring retailers. Some of our competitors are organizations that are larger, better capitalized, have existed longer, have product offerings that extend beyond hard surface flooring and related accessories, and have a more established market presence with substantially greater resources than we have. In addition, while the hard surface flooring category has a relatively low threat of new internet-only entrants due to the nature of the product, the growth opportunities presented by e-commerce could outweigh these challenges and result in increased competition in this portion of our connected customer strategy. Further, because the barriers to entry into the hard surface flooring industry are relatively low, manufacturers and suppliers of flooring and related products, including those whose products we currently sell, could enter the market and start directly competing with us.
We believe the key competitive factors in the retail hard surface flooring industry include localized product assortment, product innovation, in-store availability of products in job-lot quantities, product sourcing, product presentation, customer service, store management, store location, and low prices. We believe that we compete favorably with respect to each of these factors by providing a highly diverse selection of products to our customers, at an attractive value, in appealing and convenient retail stores.
Human Capital
We have built a strong team of employees to support our continued success. Each of our stores is led by a CEM and is supported by an operations manager, product category department managers, a design team, a Pro sales and support team, and a number of additional associates. Outside of our stores, we have employees dedicated to corporate, store support, infrastructure, e-commerce, call center and similar functions as well as support for our distribution centers and sourcing office. We dedicate significant resources to training our employees as they are key to our success. Our Chief Human Resources Officer, supported by the entire executive team, is responsible for developing and executing our human capital strategy. This includes the attraction, development, engagement, safety, and retention of talent and the design of associate compensation and benefits programs.
As of December 28, 2023, we had 12,783 employees, 9,857 of whom were full-time. Of the total employees, 10,889 work in our stores, 1,423 work in corporate, store support, customer care or similar functions, 459 work in distribution centers, and 12 work in our Asia sourcing office in Shanghai, China.
Currently none of our associates are represented by a union (for more information, refer to Item 1A “Risk Factors” of Part I of this Annual Report).
We look at a variety of measures and objectives related to the attraction, development, engagement, safety, and retention of our employees, including:
•Store Staffing. In order to provide the level of customer service that we expect, it is important that we adequately staff our stores with trained employees. As of December 28, 2023, the majority of our stores were staffed at a level that we deem appropriate.
•Training. Training associates is also important to ensuring appropriate levels of customer service. We have a Learning Department, and in 2023, associates engaged in approximately 275,000 hours of training.
•Internal Advancement Opportunities. Our growth opportunities are a critical way to attract and retain employees, and we encourage a promote-from-within environment when internal resources permit. In 2023, approximately 1,550 employees were promoted to more senior positions.
•Culture. We are mindful of the benefits of diversity and associate engagement in all aspects of the employment cycle as they are key to our culture and long-term success. We seek to build a diverse and inclusive workplace where we can leverage our collective talents, striving to ensure that all associates are treated with dignity and respect.
•Safety. Maintaining a safe shopping environment is very important to us. Our Safety & Loss Prevention team works closely with our Store Operations team on safety training and initiatives.
•Rewards. We reward our associates for their hard work on behalf of Floor & Decor and provide a variety of incentives to allow associates to share in the Company’s success, including (i) incentive compensation plans for all associates, (ii) a 401(k) plan with Company-sponsored match, (iii) health care benefits for full-time associates, (iv) an employee stock purchase plan that facilitates purchases of Company stock at a discount by eligible associates, and (v) other benefits such as an employee assistance program.

Government Regulation
We are subject to extensive and varied federal, state and local laws and regulations that impact us, our operations, properties, and suppliers, including those relating to employment, the environment, protection of natural resources, import and export, advertising, labeling, public health and safety, product safety, zoning, and fire codes. We operate our business in accordance with standards and procedures designed to comply with applicable laws and regulations. Compliance with these laws and regulations has not historically had a material effect on our capital expenditures, earnings, competitive position, financial condition, or operating results; however, the effect of compliance in the future cannot be predicted.
Trademarks and other Intellectual Property
As of February 22, 2024, we have 68 registered marks and several pending trademark applications in the United States. We regard our intellectual property, including our over 50 proprietary brands, as having significant value, and our brand is an important factor in the marketing of our products. Accordingly, we have taken, and continue to take, appropriate steps to protect our intellectual property.
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
Risks Related to Our Business
Declines in certain economic conditions, which impact consumer discretionary spending, could adversely affect our business, financial condition and results of operations.
Consumer discretionary spending affects our sales and is impacted by factors outside of our control, including general economic and political conditions, interest rates, the residential housing market, unemployment rates and wage levels, inflation, disposable income levels, consumer confidence, recession fears, energy costs, consumer credit availability and terms, consumer debt levels, salaries and wage rates, geopolitical events and uncertainty. Declines in the level of consumer confidence and spending and rising interest rates have adversely affected, and could continue to adversely affect, consumer spending habits and consumer discretionary spending, which have resulted in, and may continue to result in, reduced demand for our products.
The hard surface flooring industry is highly dependent on existing home sales because homeowners often replace flooring before selling a home or shortly after purchasing a home and, to a lesser extent, new home construction. In response to increasing inflation, the U.S. Federal Reserve began to raise interest rates in March 2022 and continued to do so through July 2023, contributing to negative existing home sales for over two years. We believe such inflationary pressure has impacted consumer behavior during 2023, particularly in the U.S. housing market and as a result of elevated mortgage rates and higher home prices. Rising interest rates and any such shift in consumer behavior may adversely affect the demand for existing homes, remodeling, and new home construction. In addition, existing home sales, remodeling, and new home construction depend on a number of other factors that are beyond our control, including inflation, tax policy, trade policy, employment levels, consumer confidence, credit availability, real estate prices, home-price appreciation, existing home sales, demographic trends, weather conditions, natural disasters, geopolitical or public safety conditions and general economic conditions. In particular: interest rates and inflation could continue to rise or remain at high levels, undermining consumer confidence and eroding discretionary income; home-price appreciation could slow or turn negative; and regions where we have stores could be impacted by hurricane, fire, or other natural disasters (including those due to the effects of climate change such as increased storm severity, drought, wildfires, and potential flooding due to rising sea levels and storm surges).
We believe any one or a combination of these factors has resulted, and could continue to result in, decreased demand for our products, reduced spending on homebuilding or remodeling of existing homes or caused purchases of new and existing homes to decline. While the vast majority of our net sales are derived from home remodeling activity as opposed to new home construction, the decrease in these areas has adversely affected and could continue to adversely affect our business, financial condition, and operating results.
If we fail to successfully manage the challenges that our planned new store growth poses or encounter unexpected difficulties or higher costs during our expansion, our operating results and future growth opportunities could be adversely affected.
We have 221 warehouse-format stores and five small-format standalone design studios located throughout the United States as of December 28, 2023. We plan to continue opening new stores for the next several years. This growth strategy and the investment associated with the development of each new store may cause our operating results to fluctuate and be unpredictable or decrease our profits. We cannot ensure that store locations will be available to us, or that they will be available on terms acceptable to us. If additional retail store locations are unavailable on acceptable terms, we may not be able to carry out a significant part of our growth strategy or our new stores’ profitability may be lower. Certain of our new store openings are expected to be smaller stores in smaller markets. We have limited experience executing this strategy, and we cannot guarantee that we will be successful in this strategy. Our future operating results and ability to grow will depend on various other factors, including our ability to: successfully select new markets and store locations; attract, train and retain highly qualified managers and staff; maintain our reputation of providing quality, safe and compliant products; and manage store opening costs, including rising construction costs and costs due to delays in obtaining necessary permits and completing construction.

In addition, stores opened in new markets have had, and many continue to have, higher construction, occupancy and operating costs than stores opened in the past, and such stores may have lower profitability than stores opened in the past. In addition, laws or regulations in these new markets may make opening new stores more difficult or cause unexpected delays. For example, we have experienced unexpected delays in opening new stores due to delays in obtaining necessary construction and occupancy permits, which have resulted in higher costs than previously anticipated. As we continue to open new stores, the ultimate cost of future store openings could continue to rise significantly due to construction-related or other reasons, including construction and other delays and cost overruns, such as shortages of materials, shortages of skilled labor or work stoppages, unforeseen construction, scheduling, engineering, environmental or geological problems, governmental or permitting delays, weather interference, fires or other casualty losses and unanticipated cost increases. We cannot guarantee that any project will be completed on time, and delays in store openings have had, and may continue to have, a negative impact on our business and operating results. In addition, consumers in new markets may be less familiar with our brand, and we may need to increase brand awareness in such markets through additional investments in advertising or high cost locations with more prominent visibility.
As a result of these factors and other factors that may be outside of our control, newly opened stores may not succeed or may reach profitability at all, or may be slower to reach profitability than we expect. Future markets and newly opened stores may not be successful and, even if they are successful, our comparable store sales may not increase at historical rates or may decrease. To the extent that we are not able to overcome these various challenges, our operating results and future growth opportunities could be adversely affected. Furthermore, we may incur costs associated with the closure of underperforming stores, and such store closures may adversely impact our revenues.
If we are unable to enter into leases for additional stores on acceptable terms or renew or replace our current store leases, or if one or more of our current leases is terminated prior to expiration of its stated term and we cannot find suitable alternate locations, our growth and profitability could be adversely affected.
We currently lease the majority of our store locations and our store support center. Our growth strategy largely depends on our ability to identify and open future store locations, which can be difficult because our warehouse-format stores in major metropolitan markets generally require at least 60,000 square feet of floor space. Our ability to negotiate acceptable lease terms for these store locations, to re-negotiate acceptable terms on expiring leases or to negotiate acceptable terms for suitable alternate locations depends on conditions in the real estate market, competition for desirable properties, our relationships with current and prospective landlords, and on other factors that are not within our control. We also intend to purchase the real property for a small number of new locations, and such strategy may not be successful. Any or all of these factors and conditions could adversely affect our growth and profitability.
Any failure by us to successfully anticipate trends may lead to loss of consumer acceptance of our products, resulting in reduced net sales.
Each of our stores is stocked with a localized product mix based on consumer demands in a particular market. Our success depends on our ability to anticipate and respond to changing trends and consumer demands in these markets in a timely manner. Our ability to accurately forecast demand for our products could be affected by many factors. If we fail to identify and respond to emerging trends, consumer acceptance of our merchandise and our image with current or potential customers may be harmed, which could reduce our net sales. Additionally, if we misjudge market trends, we may significantly overstock unpopular products, incur excess inventory costs and be forced to reduce the sales price of such products or incur inventory write-downs, which would adversely affect our operating results. Conversely, shortages of products that prove popular could also reduce our net sales through missed sales and a loss of customer loyalty.
Increased competition could cause price declines, decrease demand for our products and decrease our market share.
We operate in the hard surface flooring industry, which is highly fragmented and competitive. We face competition from large home improvement centers, national and regional specialty flooring chains, independent flooring retailers, and internet-based companies. Among other things, we compete on the basis of breadth of product assortment, low prices, in-store availability of job-lot quantities, as well as the quality of our products and customer service. As we expand into new and unfamiliar markets, we may experience different competitive conditions than in the past.
Some of our competitors are organizations that are larger, better capitalized, have existed longer, have product offerings that extend beyond hard surface flooring and related accessories and have a more established market presence with substantially greater financial, marketing, delivery, customer loyalty, personnel and other resources than we have. Competitors may forecast market developments more accurately than we do, offer similar products at a lower cost, have better delivery offerings, or adapt more quickly to new trends and technologies or evolving customer requirements than we do. Further, because the barriers to entry into the hard surface flooring industry are relatively low, manufacturers and suppliers of flooring and related products, including those whose products we currently sell, could enter the market and start directly competing with us. Intense competitive pressures from any of our present or future competitors could cause price declines, decrease demand for our products and decrease our market share. Also, if we continue to grow and become more well-known, other companies may change their strategies to present new competitive challenges.

All of these factors may harm us and adversely affect our net sales, market share, and operating results.
Our operating results may be adversely affected if we do not successfully manage our inventory.
We currently maintain a high level of inventory in order to have a broad assortment of products across a wide variety of hard surface flooring categories in job-lot quantities, with inventory per warehouse-format store consisting of on average approximately 4,500 SKUs and approximately $3.0 million of inventory at cost as of December 28, 2023. We also carry an additional $507.8 million of inventory outside our stores, primarily at our distribution centers, as of the end of fiscal 2023. The investment associated with this high level of inventory is substantial, and as we continue to broaden our supplier base we increase the number of SKUs and investments associated with inventory. If we fail to adequately project the amount or mix of our inventory, we may miss sales opportunities or have to take unanticipated markdowns or hold additional clearance events to dispose of excess inventory, which will adversely affect our operating results.
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
Our success is highly dependent on our planning and distribution infrastructure, which includes the ordering, transportation, and distribution of products to our stores and the ability of suppliers to meet distribution requirements. We need to continue to identify and improve our processes and supply chain and that our distribution infrastructure and supply chain keep pace with our anticipated growth and increased number of stores. The cost of these enhanced processes could be significant and any failure to maintain, grow, or improve them could adversely affect our business, financial condition, and operating results. Due to our rapid expansion, we continue to add distribution centers as needed to support our operations. Increasing the size of our distribution centers and adding additional distribution centers may decrease the efficiency of our distribution costs.
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
A disruption within our logistics or supply chain network could adversely affect our ability to deliver inventory in a timely manner, which could impair our ability to meet customer demand for products and result in lost sales, increased supply chain costs, or damage to our reputation. In recent years, global ports, trade lanes, and U.S. ports have been impacted by capacity constraints, port congestion and delays, periodic labor disputes, security issues, weather-related events, and natural disasters. Disruptions to our supply chain due to any of the factors listed above could negatively impact our financial performance or financial condition.
In addition, our success is also dependent on our ability to provide timely delivery to our customers. Our business could also be adversely affected if fuel prices increase or there are delays in product shipments due to freight difficulties, inclement weather, strikes by our associates or associates of third parties involved in our supply chain, or other difficulties. If we are unable to deliver products to our customers on a timely basis, they may decide to purchase products from our competitors instead of from us, which would adversely affect our business, financial condition, and operating results.
Our operating results may be adversely affected by increases in wholesale prices of products, materials and transportation costs beyond our control, including increases in costs due to inflation.
Our operating results may be affected by the wholesale prices of hard surface flooring products, setting and installation materials, and the related accessories that we sell. These prices may increase based on a number of factors beyond our control, including the price of raw materials used in the manufacture of hard surface flooring, transportation costs, energy costs, changes in supply and demand, concerns about inflation, general economic conditions, labor costs, competition, import duties, tariffs, currency exchange rates, government regulation, the impact of natural disasters (including those due to the effects of climate change), duty and other import costs. A material component of the cost of our product includes transportation costs to move the product from the manufacturer to our stores, and there have been recent capacity constraints. These costs could increase and have a material impact on inventory and cost of sales. We may not be able to adjust the prices of our products, especially in the short-term, to recover these cost increases, and a continual rise in such costs could adversely affect consumer spending and demand for our products, which could adversely affect our business, financial condition, and operating results.

Our success depends substantially upon the continued retention of our key personnel, including our executive officers.
We believe that our success has depended and continues to depend to a significant extent on the efforts and abilities of our key personnel, including our executive officers, and the loss of the services of one or more of our executive officers could have a material adverse effect on us and would be potentially disruptive to our business until such time as a suitable replacement is hired. For example, in August 2023, Brian Robbins, who initially joined the Company in 2013 and served as our Executive Vice President, Business Development Strategy since 2018, indicated his intent to leave the company effective March 1, 2024. In addition, effective as of November 2022, we promoted Trevor Lang, previously our Executive Vice President and Chief Financial Officer, as our new President, and Bryan Langley, previously our Senior Vice President, Finance, as our new Executive Vice President and Chief Financial Officer. Although these transitions have been smooth, any future changes to our key personnel, including our executive officers, or our failure to engage in effective succession planning may be disruptive to our business, including by distracting management from our core business and effective employee productivity. Further, we may have difficulty identifying, attracting and integrating new executives to replace any losses of our existing executive officers, all of which could adversely affect our business, financial condition, and operating results.
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
Currently none of our associates are represented by a union; however, our associates have the right at any time to form or affiliate with a union, and in 2023, certain of our subsidiary’s associates attempted to form a union in a small location operated by that subsidiary. Although such unionization attempt was unsuccessful, as we continue to grow, enter different regions and operate distribution centers, unions may continue to attempt to organize all or part of our associate base at certain stores or distribution centers within certain regions. We cannot predict the adverse effects that any future organizational activities will have on us. If we were to become subject to work stoppages, we could experience disruption in our operations and increases in our labor costs, either of which could adversely affect our business, financial condition, and operating results.
We procure the majority of our products from suppliers located outside of the United States, and as a result, we are subject to risks associated with obtaining products from abroad that could adversely affect our business, financial condition and results of operations.
We procure the majority of our products from suppliers located outside of the United States. As a result, we are subject to risks associated with obtaining products from abroad, including the imposition of new or different duties (including antidumping and countervailing duties), tariffs, taxes and/or other charges on exports or imports, including as a result of errors in the classification of products upon entry or changes in the interpretation or application of rates or regulations relating to the import or export of our products; political unrest, acts of war, terrorism and economic instability resulting in the disruption of trade from foreign countries where our products originate; disruption due to the public health crises; currency exchange fluctuations; the imposition of new or more stringent laws and regulations, including those relating to environmental, health and safety matters and climate change issues, labor conditions, quality and safety standards, trade restrictions, and restrictions on funds transfers; the risk that one or more of our suppliers will not adhere to applicable legal requirements, including fair labor standards, the prohibition on child labor, environmental, product safety or manufacturing safety standards, anti-bribery and anti-kickback laws such as the Foreign Corrupt Practices Act (the “FCPA”) and sourcing laws such as the Lacey Act; disruptions or delays in production, shipments, delivery or processing through ports of entry (including those resulting from strikes, lockouts, work-stoppages or slowdowns, or other forms of labor unrest).

Additionally, approximately 25% of the products we sold in fiscal 2023 were produced in China. The Chinese government has in the past imposed restrictions on manufacturing facilities, including a shut-down of transportation of materials and power plants to reduce air pollution. If, in the future, restrictions are imposed that include our operations, our suppliers’ ability to supply current or new orders would be significantly impacted. These and other factors beyond our control could disrupt the ability of our suppliers to ship certain products to us cost-effectively or at all, expose us to significant operational and legal risk and negatively affect our reputation, any of which could adversely affect our business, financial condition and results of operations.
Rising geopolitical tensions and U.S. policies related to global trade and tariffs, including with respect to antidumping and countervailing duties, could adversely affect our business, financial condition and results of operations.
The current domestic and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy. In particular, the ongoing trade dispute between the U.S. and China has resulted in the U.S. imposing tariffs of 25% on the vast majority of the products we import from China. Approximately 25% of the products we sold in fiscal 2023 were produced in China. Any further expansion in the types or levels of tariffs implemented on China or other countries has the potential to negatively impact our business, financial condition and results of operations. Additionally, there is a risk that the U.S. tariffs on imports are met with tariffs on U.S. produced exports and that a further trade conflict could ensue, which has the potential to significantly impact global trade and economic conditions, including the imposition of new measures with little notice. Potential costs and any attendant impact on pricing arising from these tariffs and any further expansion in the types or levels of tariffs implemented could require us to modify our current business practices and could adversely affect our business, financial condition, and results of operations.
In addition, the U.S. government has imposed import restrictions under the withhold release orders for goods from the Xinjiang Uyghur Autonomous Region and under the Uyghur Forced Labor Prevention Act, which effectively prohibits imports of any goods made either wholly or in part in Xinjiang, which may induce greater supply chain compliance costs and delays to us and to our suppliers. The law prohibits “the importation of goods made with forced labor” unless U.S. Customs and Border Protection determines, based on “clear and convincing evidence” that the goods in question were not produced “wholly or in part by forced labor” and submits a report to the U.S. Congress setting out its findings. While we do not believe that our suppliers source materials from Xinjiang for the products they sell to us, certain of our products, including luxury vinyl plank, have been subject to detentions and inquires. While such detentions and inquiries have not had a material impact on our business as of December 28, 2023, continued detentions, withhold release orders, inquiries, or other policy developments could result in shortages, delays, and/or price increases that could disrupt our own supply chain or cause our suppliers to renegotiate existing arrangements with us or fail to perform on such obligations. While we have developed multiple supply sources in a variety of countries and believe our vendor compliance program reflects our commitment to a supply chain free of forced labor, we could still be adversely affected by increases in our costs, negative publicity related to the industry, or other adverse consequences to our business.
Rising geopolitical tensions also could adversely affect our business, financial condition, and results of operations. In particular, in recent years, tensions between mainland China and Taiwan have further escalated, with China accelerating the development of military capabilities in order to “reunite Taiwan by force.” In case of a military conflict between China and Taiwan, our ability to import products from China could be limited. Similarly, the ongoing war between Russia and Ukraine could escalate and impact our ability to import products from Europe, including due to further increases in energy costs, and attacks on shipping in the Red Sea could increase our supply chain costs.
Our comparable store sales have become negative, and in the future our comparable store growth may be less than we expect, which has had and may continue to have a negative impact on our net sales, business, financial condition, and operating results.
Our comparable store sales decreased 7.1% for the fiscal year ended December 28, 2023 compared to an increase of 9.2% for the fiscal year ended December 29, 2022, primarily due to decreased consumer demand for the products we sell. This decrease in comparable store sales has had a negative impact on our net sales for the fiscal year ended December 28, 2023, and while future net sales growth will depend substantially on our plans for new store openings, our comparable store sales growth is a significant driver of our net sales, profitability, cash flow, and overall business results. Because numerous factors affect our comparable store sales growth, it is possible that we will not achieve our targeted comparable store sales growth or that the change in comparable store sales could continue to be negative. If this trend continues, it is likely that overall net sales growth would be adversely affected, which could have a negative impact on our business, financial condition, and operating results.

We depend on a number of suppliers, and any failure by any of them to supply us with quality products on attractive terms and prices may adversely affect our business, financial condition, and operating results.
We depend on our suppliers to deliver quality products to us on a timely basis at attractive prices. Additionally, we source the products that we sell from over 240 domestic and international suppliers. Although we purchase from a diverse supplier base, purchases from our largest supplier, which has substantial operations in China, accounted for approximately 13% of our net sales in fiscal 2023. No other singular vendor supplied products representing more than 10% of net sales in fiscal 2023. If we are unable to acquire desired merchandise in sufficient quantities on terms acceptable to us, or if we experience a change in business relationship with any of our major suppliers, it could impair our relationship with our customers, impair our ability to attract new customers, reduce our competitiveness, and adversely affect our business, financial condition, and operating results.
Additionally, we provide certain of our suppliers access to supply chain financing arrangements with financial institutions with whom we have relationships. The terms of such supply chain financing arrangements could be modified or canceled by such financial institutions at any time. If such programs are modified or cancelled, our suppliers may not be able to obtain alternate financing at all or on acceptable terms. If our suppliers experience difficulty obtaining financing, it may result in delays or non-delivery of shipments of our products or require us to pay our suppliers more quickly, which would have a negative impact on our liquidity.
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
The effects of weather conditions, natural disasters or other unexpected events, including public health crises, may disrupt our operations and have a negative impact on our business.
The effects of global climate change, such as extreme weather conditions and natural disasters occurring more frequently or with more intense effects, or the occurrence of unexpected events including wildfires, tornadoes, hurricanes, earthquakes, floods, tsunamis and other severe hazards could adversely affect our business, financial condition, results of operations and cash flows. Extreme weather, natural disasters, power outages or other unexpected events could disrupt our operations by impacting the availability and cost of materials needed for manufacturing, causing physical damage and partial or complete closure of our manufacturing sites, retail stores, store support center or distribution centers, loss of human capital, temporary or long-term disruption in the manufacturing and supply of products and services and disruption in our ability to deliver products and services to customers. These events and disruptions could also adversely affect our customers’ and suppliers’ financial condition or ability to operate, resulting in reduced customer demand, delays in payments received or supply chain disruptions, including adverse effects on our ability to stock our stores and deliver products to our customers. Further, these events and disruptions could increase insurance and other operating costs, including impacting our decisions regarding construction of new facilities to select areas less prone to climate change risks and natural disasters, which could result in indirect financial risks passed through the supply chain or other price modifications to our products and services.

Public health crises in the U.S. or countries where we source or sell products could adversely affect our operations and financial performance. Further, any national, state or local government mandates or other orders taken to minimize the spread of a public health crisis could restrict our ability to conduct business as usual, as well as the business activities of our key customers and suppliers, including the potential for labor shortages. In particular, the ultimate extent of the impact of any epidemic, pandemic or other public health crisis on our business, financial condition and results of operations will depend on future developments which are highly uncertain and cannot be predicted, including new information that may emerge concerning the duration and severity of such public health crisis, actions taken to contain or prevent their further spread and the pace of global economic recovery following containment of the spread.
We will require significant capital to fund our expanding business and service our existing indebtedness, and such capital may not be available to us on satisfactory terms or at all. If we are unable to maintain sufficient levels of cash flow or if we are unable to meet our debt service obligations under our Credit Facilities, we may not meet our growth expectations or we may require additional financing, which could adversely affect our financial health and impose covenants that limit our business activities.
We plan to continue investing for growth, including opening new stores, remodeling existing stores, adding staff, adding distribution center capacity, upgrading our information technology systems and other infrastructure, and strategic acquisitions. These investments will require significant capital, which we plan on funding with cash flow from operations and borrowings under our $800.0 million asset based revolving credit facility (the “ABL Facility”).
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
Further, our ability to pay interest on and principal of our debt obligations under our ABL Facility and our $202.4 million senior secured term loan facility (as amended to date, the “Term Loan Facility” and together with the ABL Facility, our “Credit Facilities”) will primarily depend upon our future operating performance. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to make these payments.
If we do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our indebtedness, selling our assets, reducing or delaying capital investments, or seeking to raise additional capital. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. From time to time, capital markets may experience periods of disruption and instability. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for more information.
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
Certain portions of our operations are subject to laws and regulations governing the environmental protection of natural resources and health and safety, including formaldehyde emissions and the use, storage, generation, transportation, treatment, emission, release and disposal of certain hazardous materials and wastes.
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
We are subject to a wide range of general and industry-specific laws and regulations imposed by federal, state and local authorities in the countries in which we operate including those related to customs, foreign operations (such as the FCPA), truth-in-advertising, consumer protection (such as the California Consumer Privacy Act and Telephone Consumer Protection Act), privacy, product safety (such as the Formaldehyde Standards in Composite Wood Products Act), the environment (such as the Lacey Act), import and export controls (such as the Uyghur Forced Labor Prevention Act), intellectual property infringement, zoning and occupancy matters as well as the operation of retail stores and distribution facilities. In addition, various federal and state laws govern our relationship with, and other matters pertaining to, our associates, including wage and hour laws, laws governing independent contractor classifications, requirements to provide meal and rest periods or other benefits, family leave mandates, requirements regarding working conditions and accommodations to certain associates, citizenship or work authorization and related requirements, insurance and workers’ compensation rules and anti-discrimination laws. In recent years, we and other parties in the flooring industry have been or currently are parties to litigation involving claims that allege violations of these laws, including claims related to product safety and patent claims. In addition, there has been an increase in the number of wage and hour class action claims that allege misclassification of overtime eligible workers and/or failure to pay overtime-eligible workers for all hours worked, particularly in the retail industry, and we are currently defending one such claim. Although we believe that we have complied with these laws and regulations, there is nevertheless a risk that we will become subject to additional claims that allege we have failed to do so. Any claim that alleges a failure by us to comply with any of these laws and regulations may subject us to fines, penalties, injunctions, litigation and/or potential criminal violations, which could adversely affect our reputation, business, financial condition, and operating results.

Certain of our products may require us to spend significant time and resources in order to comply with applicable advertising, labeling, importation, exportation, environmental, health and safety laws and regulations because if we violate these laws or regulations, we could experience delays in shipments of our goods, be subject to fines or penalties, be liable for costs and damages or suffer reputational harm, any of which could reduce demand for our merchandise and adversely affect our business, financial condition, and operating results. Any changes to these laws or regulations or any new laws or regulations that are passed or go into effect may make it more difficult for us to operate our business and in turn adversely affect our operating results.
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
Our business, like that of most retailers, involves the receipt, storage and transmission of customers’ personal information, consumer preferences and payment card data, as well as other confidential information related to us, our associates, our suppliers and other third parties, some of which is entrusted to third-party service providers and vendors that provide us with technology, systems and services that we use in connection with the receipt, storage and transmission of such information. Techniques used for cyber-attacks designed to gain unauthorized access to these types of sensitive information by breaching or sabotaging critical systems of organizations, including those that use artificial intelligence, are constantly evolving and generally are difficult to recognize and react to effectively. We may be unable to anticipate these techniques or to implement adequate preventive or reactive security measures. High profile electronic security breaches leading to unauthorized release of sensitive information have occurred in recent years with increasing frequency at a number of major U.S. companies, including several large retailers, notwithstanding widespread recognition of the cyber-attack threat and improved data protection methods.
Despite our security measures and those of third parties with whom we do business, our respective systems and facilities may be vulnerable to criminal cyber-attacks or security incidents due to malfeasance, intentional or inadvertent security breaches by associates, or other vulnerabilities such as defects in design or manufacture. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery or other forms of deception targeted at our customers, associates, suppliers and service providers. Any such, incidents could compromise our networks and the information stored there could be accessed, misused, publicly disclosed, lost or stolen.
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
A material disruption in our information systems, including our website, could adversely affect our business or operating results and lead to reduced net sales and reputational damage.
We rely on our information systems to process transactions, summarize our results of operations and manage our business. In particular, our website is an important part of our integrated connected customer strategy and customers use these systems as information sources on the range of products available to them and as a way to order our products. In addition, we rely on our enterprise resource planning, telecommunications, inventory tracking , billing and other information systems to track transactions, billing, payments, inventory and a variety of day-to-day business decisions. Therefore, the reliability and capacity of our information systems is critical to our operations and the implementation of our growth initiatives. However, our information systems are subject to damage or interruption from planned upgrades in technology interfaces, power outages, computer and telecommunications failures, computer viruses, cyber-attacks or other security breaches and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, acts of war or terrorism and usage errors by our associates. If our information systems are damaged or cease to function properly, we may have to make a significant investment to fix or replace them, and we may suffer losses of critical data and/or interruptions or delays in our operations.
In addition, to keep pace with changing technology, we must continuously implement new information technology systems as well as enhance our existing systems, including a significant upgrade planned to begin in 2024. Moreover, the successful execution of some of our growth strategies, in particular the expansion of our connected customer and online capabilities, is dependent on the design and implementation of new systems and technologies and/or the enhancement of existing systems. If we encounter implementation or usage problems with these new systems or other related systems and infrastructure, or if the systems do not operate as intended, do not give rise to anticipated benefits, or fail to integrate properly with our other systems or software platforms, then the costs of such new information technology systems may be more than we anticipate. Any material disruption in our information systems, or delays or difficulties in implementing or integrating new systems or enhancing or expanding current systems, could have an adverse effect on our business and our operating results and could lead to reduced net sales and reputational damage.

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
Changes in tax laws in any of the multiple jurisdictions in which we operate, or adverse outcomes from tax audits that we may be subject to in any of the jurisdictions in which we operate, could result in an unfavorable change in our effective tax rate, which could adversely affect our business, financial condition, and operating results. Developments in tax policy or trade relations could also have a material adverse effect on our business, results of operations and liquidity.
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
We regard our intellectual property as having significant value, and our brand is an important factor in the marketing of our products. However, we cannot assure you that the steps we take to protect our trademarks or intellectual property will be adequate to prevent others from copying or using our trademarks or intellectual property without authorization, which could harm the value of our brand.
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
From time to time, we consider strategic transactions, including mergers, acquisitions, investments, alliances, and other growth and market expansion strategies, with the expectation that these transactions will result in increases in sales, cost savings, synergies and various other benefits. Assessing the viability and realizing the benefits of these transactions is subject to significant uncertainty. Additionally, in connection with evaluating potential strategic transactions and assets, we may incur significant expenses for the evaluation and due diligence investigation and negotiation of any potential transaction. Although we have limited experience acquiring companies, any future acquisitions may not be successful. If we complete an acquisition, we would need to successfully integrate the target company’s products, services, associates and systems into our business operations. Integration can be a complex and time-consuming process, and if any such integration is not fully successful or is delayed for a material period of time, we may not achieve the anticipated synergies or benefits of the acquisition. Furthermore, even if a target company is successfully integrated, an acquisition may fail to further our business strategy as anticipated, expose us to increased competition or challenges with respect to our products or services, and expose us to additional liabilities. Any impairment of goodwill or other intangible assets acquired in a strategic transaction may reduce our earnings.
We face risks related to our indebtedness.
As of December 28, 2023, the principal amount of our total indebtedness was $202.4 million related to our indebtedness outstanding under the Term Loan Facility. In addition, as of December 28, 2023, we had the ability to access $718.4 million of unused borrowings available under the ABL Facility without violating any covenants thereunder and had $35.3 million in outstanding letters of credit thereunder.
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
•restricting us from making strategic acquisitions;
•requiring us to comply with financial and operational covenants, restricting us, among other things, from placing liens on our assets, making investments, incurring debt, making payments to our equity or debt holders and engaging in transactions with affiliates;
•limiting our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, execution of our business and growth strategies or other purposes; and
•limiting our ability to obtain credit from our suppliers and other financing sources on acceptable terms or at all.
The credit agreements governing our Credit Facilities contain, and any future indebtedness would likely contain, a number of customary financial, operative and other restrictive covenants that impose significant operating and financial restrictions, including restrictions on our subsidiaries paying dividends and otherwise transferring cash or other assets to us except in certain limited circumstances, and other restrictions on our ability to engage in acts that may be in our best long-term interests. Such financial, operative and other restrictive covenants in our current debt agreements and any future financing agreements could adversely affect our ability to finance future operations or capital needs or to engage in other business activities.
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
The debt we incurred under our Credit Facilities are at variable rates of interest, which exposes us to interest rate risk. Reference rates used to determine the applicable interest rates for our variable rate debt began to rise significantly in the second half of fiscal 2022 and into fiscal 2023. If interest rates continue to increase, the debt service obligations on such indebtedness will continue to increase even if the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. In addition, as a result of our latest amendments to the Credit Facilities certain of the variable rate indebtedness extended to us uses the Secured Overnight Financing Rate (“SOFR”) as a benchmark for establishing the interest rate. While we believe we will continue to use SOFR, other factors may impact SOFR including factors causing SOFR to cease to exist, new methods of calculating SOFR to be established, or the use of an alternative reference rate(s). These consequences are not entirely predictable and could have an adverse impact on our financing costs, returns on investments, valuation of derivative contracts and our financial results.
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
On May 2, 2017, we completed our initial public offering (the “IPO”). Since the IPO, the price of our common stock as reported by The New York Stock Exchange (“NYSE”) has ranged from a low closing sales price of $24.00 on December 24, 2018 to a high closing sales price of $143.31 on November 4, 2021. In addition, the trading price of our common stock has been, and may continue to be, subject to wide price fluctuations in response to various factors, many of which are beyond our control, including those described above in “Risks Related to Our Business.”
Stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, including ours. These fluctuations sometimes have been unrelated or disproportionate to the operating performance of those companies. These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise adversely affect the price or liquidity of our common stock.
We do not currently expect to pay any cash dividends.
The continued operation and growth of our business will require substantial funding. Accordingly, we do not currently expect to pay any cash dividends on shares of our common stock. Any determination to pay dividends in the future will be at the discretion of our Board of Directors (the “Board”) and will depend upon our operating results, financial condition, contractual restrictions, restrictive covenants under our Credit Facilities, restrictions imposed by applicable law and other factors our Board deems relevant. Accordingly, realization of a gain on your investment in our common stock will depend on the appreciation of the price of our common stock, which may never occur. See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for more information.
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
Our business could face public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as diversity and inclusion, environmental stewardship, corporate governance and transparency. We will incur additional expenses as we continue to execute our ESG framework in the coming years. Adverse incidents could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and operating results.
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.

ITEM 1C.    CYBERSECURITY.
Cybersecurity is the responsibility of our information security team, overseen by our Chief Information Security Officer (“CISO”). Our CISO reports to our Chief Information Officer (“CIO”), and our CISO and CIO regularly meet with our General Counsel to review cybersecurity risks, and evaluate their nature and severity, as well as identify potential mitigation and assess the impact of those mitigations on residual risk. Our enterprise risk management program also considers cybersecurity risks, including risks associated with our use of third-party service providers, alongside other company risks, and as part of these efforts, we gather information necessary to identify cybersecurity risks, and evaluate their nature and severity, as well as identify mitigations and assess the impact of those mitigations on residual risk. Our enterprise risk management program is reviewed annually with our Board.
We maintain a system of data protection and cybersecurity resources, technology, and processes. We regularly evaluate new and emerging risks and ever-changing legal and compliance requirements. We make strategic investments to address these risks and compliance requirements. We also perform annual and ongoing cybersecurity awareness training, which includes regular simulated phishing campaigns. We also run tabletop exercises, including with external advisors, to simulate a response to a cybersecurity incident, and we use the findings to improve our practices, procedures, incident response plan, and technologies. In the event of a cybersecurity incident, we have worked with external advisors to develop an incident response plan, which provides guidelines for responding to an incident and facilitates coordination across multiple parts of our Company. The incident response plan includes a procedure for notifying the CISO and CIO of any incident as well as a procedure for reporting any material incidents to the Audit Committee of our Board (the “Audit Committee”) and Board as appropriate.
Our cybersecurity risk program is structured according to the National Institute of Standards and Technology (NIST) Cybersecurity framework. This program includes multiple layers of security controls, including network segmentation, security monitoring, endpoint protect, and identity and access management. The Company annually engages third parties to advise and assess the Company’s cybersecurity programs, including to engage in penetration testing. The results of these assessments are reported to the CISO and our CISO, in consultation with our CIO and General Counsel, use the findings to improve our practices, procedures, and technologies. A summary of our cybersecurity efforts is reported to the Audit Committee, which has primary responsibility for oversight and review of guidelines and policies with respect to risk assessment and risk management, including cybersecurity, regularly. Our Board also receives periodic updates relating to information security and cybersecurity risks. We have also purchased cyber liability insurance to provide a level of financial protection against the potential losses arising from a cybersecurity incident. However, there is no assurance that our insurance coverage will cover or be sufficient to cover all losses or claims that may result from a cybersecurity incident.
Our CISO, CIO, and General Counsel collectively have over 35 years of business experience managing risks from cybersecurity threats and developing and implementing cybersecurity policies and procedures. Team members who support our information security program have relevant educational and industry experience.
In the last three fiscal years, we have not experienced a material information security breach incident and the expenses we have incurred from information security breach incidents have been immaterial, and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. However, future incidents could have a material impact on our business strategy, results of operations, or financial condition. For additional discussion of the risks posed by cybersecurity threats, see “Risk Factors— Risks Related to our Business—If our efforts to protect the privacy and security of information related to our customers, us, our associates, our suppliers and other third parties are not successful, we could become subject to litigation, investigations, liability and negative publicity that could significantly harm our reputation and relationships with our customers and adversely affect our business, financial condition, and operating results.” and “Risk Factors— Risks Related to our Business—A material disruption in our information systems, including our website or call center, could adversely affect our business or operating results and lead to reduced net sales and reputational damage.” in Part 1 of this Annual Report.

ITEM 2.    PROPERTIES.
As of December 28, 2023, we operated 221 U.S. warehouse-format stores located in 36 states as shown in the table below:

State	Number of Stores
Alabama	4
Arizona	7
California	27
Colorado	6
Connecticut	3
Florida	28
Georgia	10
Illinois	10
Indiana	2
Iowa	1
Kansas	2
Kentucky	2
Louisiana	4
Maryland	4
Massachusetts	7
Michigan	4
Minnesota	3
Missouri	2
Nebraska	1
Nevada	4
New Hampshire	1
New Jersey	9
New Mexico	1
New York	9
North Carolina	5
Ohio	4
Oklahoma	2
Oregon	1
Pennsylvania	4
South Carolina	3
Tennessee	4
Texas	31
Utah	3
Virginia	8
Washington	3
Wisconsin	2
Total	221

The following table presents the percentage of our owned versus leased facilities in operation at the end of fiscal 2023 and their total square footage:

square footage in thousands	Owned	Leased	Total Square Footage
Stores	6%	94%	17,237
Distribution centers	20%	80%	5,680
Offices and other	—%	100%	530
Total			23,447
Stores include our 221 warehouse-format stores and five small-format design studios. Distribution centers include our four distribution centers located in or near Houston, Savannah, Los Angeles, and Baltimore and our transload facility near Los Angeles. Offices and other includes our headquarters, which we refer to as our store support center, located in Atlanta, our product review and sample fulfillment center located near Atlanta, and other administrative, sales, and warehousing facilities supporting our commercial surfaces business. The property tables above exclude locations where we have taken possession of the premises but are not yet operating. See Note 9, “Commitments and Contingencies” of the notes to our consolidated financial statements included in this Annual Report for additional details related to our leases.
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
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock is publicly traded on the NYSE under the symbol “FND.” On February 19, 2024, there were 19 stockholders of record of our Class A common stock. The actual number of stockholders is greater than the number of record holders stated above, and includes stockholders who are beneficial owners, but whose shares are held in “street name” by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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

Stock Performance Graph
The following graph shows a comparison of cumulative total return to holders of our common stock against the cumulative total return of the S&P 500 Index and the S&P 500 Home Improvement Retail Index for our fiscal years 2019 through 2023. The comparison of the cumulative total returns for each investment assumes that $100 was invested in our Class A common stock and the respective indices on December 27, 2018 (the last trading day of fiscal 2018) through December 28, 2023, including reinvestment of any dividends. Historical share price performance should not be relied upon as an indication of future share price performance.

$500.00
$450.00
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
12/27/2018
12/26/2019
12/31/2020
12/30/2021
12/29/2022
12/28/2023
FND
S&P 500 Index
S&P 500 Home Improvement Retail Index

Fiscal Year Ended	FND	S&P 500 Index	S&P 500 Home Improvement Retail Index
December 27, 2018	$ 100.00	$ 100.00	$ 100.00
December 26, 2019	$ 193.39	$ 130.18	$ 129.83
December 31, 2020	$ 356.98	$ 150.92	$ 161.10
December 30, 2021	$ 499.73	$ 192.01	$ 251.16
December 29, 2022	$ 272.93	$ 154.66	$ 197.03
December 28, 2023	$ 437.87	$ 192.19	$ 214.71
Unregistered Sales of Equity Securities and Use of Proceeds
During fiscal 2023, the Company did not sell any unregistered equity securities.

Issuer Purchases of Equity Securities
The following table presents the number and average price of the Company’s common shares repurchased in each fiscal month of the fourth quarter of fiscal 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
September 29 - October 26	—	$—	N/A	N/A
October 27 - November 23	63	84.92	N/A	N/A
November 24 - December 28	—	—	N/A	N/A
Total	63	$84.92	N/A	N/A
(1) Under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan (the “2017 Plan”), participants may surrender shares as payment of applicable tax withholding on the vesting of restricted stock awards. Shares so surrendered by participants in the 2017 Plan are repurchased pursuant to the terms of the 2017 Plan and applicable award agreements and not pursuant to any publicly announced share repurchase programs.
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
Overview
Founded in 2000, Floor & Decor is a high-growth, differentiated, multi-channel specialty retailer of hard surface flooring and related accessories and seller of commercial surfaces with 221 warehouse-format stores across 36 states as of December 28, 2023. We believe our unique approach to selling hard surface flooring and our consistent and disciplined culture of innovation and reinvestment create a differentiated business model in the hard surface flooring category. We believe that we offer the industry’s broadest in-stock assortment of tile, wood, laminate and vinyl, and natural stone flooring along with decorative and installation accessories and adjacent categories at everyday low prices, positioning us as the one-stop destination for our customers’ entire hard surface flooring needs. We appeal to a variety of customers, including professional installers and commercial businesses (“Pro”) and homeowners, which are comprised of do it yourself customers (“DIY”) and buy it yourself customers, who buy the products for professional installation (“BIY”). Our warehouse-format stores, which average approximately 78,000 square feet, carry on average approximately 4,500 flooring and decorative and installation accessory SKUs, approximately 1.0 million square feet of flooring products, and $3.0 million of inventory at cost as of December 28, 2023. We believe that our inspiring design centers and creative and informative visual merchandising also greatly enhance our customers’ renovation experience. In addition to our stores, our website FloorandDecor.com showcases our products.
The following table presents a performance summary of our results of operations for fiscal years 2023 and 2022:

	Fiscal Year Ended
dollars in thousands	12/28/2023	12/29/2022
Net sales	$4,413,884	$4,264,473
Net income	$245,980	$298,195
Adjusted EBITDA	$551,133	$577,050
Comparable store sales	(7.1)%	9.2%
Number of warehouse-format stores	221	191
During fiscal 2023, we continued to make key long-term strategic investments, including:
•opening 31 new warehouse-format stores and closing one warehouse-format store, ending the year with 221 warehouse-format stores and five design studios;
•continuing our strategic expansion into commercial surfaces through our acquisition of Salesmaster, a seller of commercial surfaces that primarily serves end users and flooring contractors in New York City and certain New England markets (refer to Note 15, “Acquisitions” of the notes to the consolidated financial statements included in this Annual Report for additional details);
•focusing on innovative new products and localized assortments, supported by inspirational in-store and online visual merchandising solutions;
•adding more resources dedicated to serving our Pro customers, including hiring professional external sales staff to drive more Pro sales;
•investing in our Pro, connected customer, in-store designer, customer relationship, and store focused technology; and
•investing capital to continue enhancing the in-store shopping experience for our customers.
The housing market continued to be impacted by a number of macroeconomic factors during fiscal 2023, including rising interest rates and higher home prices putting pressure on housing affordability and resulting in declines in existing home sales, inflation, and a shift in consumer spending toward services. We believe these factors directly contributed to a slowdown in demand for flooring resulting in year-over-year declines in our comparable store sales and net income. We believe that our continued focus on providing exceptional value to customers through our broad assortment and everyday low price strategy, while remaining disciplined to maintain profitability through cost control and strategic growth investments, have been instrumental in helping us to navigate this challenging housing market. However, the potential significance and duration of these macroeconomic difficulties is uncertain, and further pressures on the housing market could have an adverse impact on our business.

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
Comparable store sales refer to period-over-period comparisons of our net sales among the comparable store base and are based on when the customer obtains control of the product, which is typically at the time of sale. A store is included in the comparable store sales calculation on the first day of the thirteenth full fiscal month following a store’s opening, which is when we believe comparability has been achieved. Changes in our comparable store sales between two periods are based on net sales for stores that were in operation during both of the two periods. Any change in the square footage of an existing comparable store, including for remodels and relocations within the same primary trade area of the existing store being relocated, does not eliminate that store from inclusion in the calculation of comparable store sales. Stores that are closed for a full fiscal month or longer are excluded from the comparable store sales calculation for each full fiscal month that they are closed. Since our e-commerce, regional account manager, and design studio sales are fulfilled by individual stores, they are included in comparable store sales only to the extent the fulfilling store meets the above mentioned store criteria. Sales through our Spartan Surfaces, LLC. (“Spartan”) subsidiary do not involve our stores and are therefore excluded from the comparable store sales calculation.
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
EBITDA and Adjusted EBITDA are supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define EBITDA as net income before interest, taxes, depreciation and amortization. We define Adjusted EBITDA as net income before interest, taxes, depreciation and amortization, adjusted to eliminate the impact of non-cash stock-based compensation expense and certain items that we do not consider indicative of our core operating performance.
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
Selling and Store Operating Expenses
Selling and store operating expenses consist primarily of store personnel wages, bonuses and benefits, rent and infrastructure expenses, supplies, depreciation and amortization, training expenses, and advertising costs. Credit card fees, insurance, personal property taxes, and other miscellaneous operating costs are also included. We expect that our selling and store operating expenses will increase in future periods with future growth. Selling and store operating expenses include variable as well as fixed components, which may not directly correlate with net sales. The components of our selling and store operating expenses may not be comparable to the components of similar measures of other retailers.
General and Administrative Expenses
General and administrative expenses consist primarily of costs incurred outside of our stores and include administrative personnel wages in our store support center and regional functions, bonuses and benefits, supplies, depreciation and amortization, and store support center expenses. Insurance, legal expenses, information technology costs, consulting, and other miscellaneous operating costs are also included. We expect that our general and administrative expenses will increase in future periods with future growth. General and administrative expenses include variable as well as fixed components, which may not directly correlate with net sales. The components of our general and administrative expenses may not be comparable to the components of similar measures of other retailers.
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

Results of Operations
The comparison of the fiscal years ended December 29, 2022 and December 30, 2021 can be found in our annual report on Form 10-K for the fiscal year ended December 29, 2022 (the “2022 Annual Report”) located within Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Results of operations for prior periods should not be considered indicative of future results. For information about the potential impacts that risks, such as declines in economic conditions that affect the residential housing market and consumer spending for hard surface flooring, interest rates, inflation, global supply chain disruptions, and geopolitical instability, among others, may have on our results of operations and overall financial performance for future periods, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview” and Item 1A., “Risk Factors”.
For the fiscal years ended December 28, 2023 and December 29, 2022
The following tables summarize key components of our results of operations for the periods indicated (certain numbers may not sum due to rounding):

	Fiscal Year Ended
	12/28/2023		12/29/2022		Increase (Decrease)
dollars in thousands	Amount	% of Net sales	Amount	% of Net sales	$	%
Net sales	$4,413,884	100.0%	$4,264,473	100.0%	$149,411	3.5%
Cost of sales	2,555,536	57.9	2,536,757	59.5	18,779	0.7%
Gross profit	1,858,348	42.1	1,727,716	40.5	130,632	7.6%
Operating expenses:
Selling and store operating	1,239,225	28.1	1,078,466	25.3	160,759	14.9%
General and administrative	252,713	5.7	213,848	5.0	38,865	18.2%
Pre-opening	44,982	1.0	38,642	0.9	6,340	16.4%
Total operating expenses	1,536,920	34.8	1,330,956	31.2	205,964	15.5%
Operating income	321,428	7.3	396,760	9.3	(75,332)	(19.0)%
Interest expense, net	9,897	0.2	11,138	0.3	(1,241)	(11.1)%
Income before income taxes	311,531	7.1	385,622	9.0	(74,091)	(19.2)%
Income tax expense	65,551	1.5	87,427	2.1	(21,876)	(25.0)%
Net income	$245,980	5.6%	$298,195	7.0%	$(52,215)	(17.5)%

	Fiscal Year Ended
	12/28/2023	12/29/2022
Comparable store sales	(7.1)%	9.2%
Comparable average ticket	0.2%	17.0%
Comparable customer transactions	(7.2)%	(6.6)%
Number of warehouse-format stores	221	191
Adjusted EBITDA (in thousands) (1)	$551,133	$577,050
Adjusted EBITDA (% of net sales)	12.5%	13.5%
(1)    Refer to “Reconciliation of Non-GAAP Measures” further below for reconciliation of Adjusted EBITDA to net income.

Net Sales
Net sales during fiscal 2023 increased $149.4 million, or 3.5%, compared to fiscal 2022 due to sales from the 31 new warehouse-format stores that we opened during the year and growth in our commercial business, partially offset by a decrease in comparable store sales of 7.1%. The comparable store sales decline during the period of 7.1%, or $289.7 million, was primarily due to the 7.2% decrease in comparable customer transactions, which we believe was largely driven by declines in existing home sales. Non-comparable store sales of $439.1 million during the same period were primarily driven by new stores and revenue from Spartan.
We estimate that retail sales during fiscal 2023 were approximately 55% from homeowners and 45% from Pros compared to approximately 58% from homeowners and 42% from Pros during fiscal 2022.
Gross Profit and Gross Margin
Gross profit during fiscal 2023 increased $130.6 million, or 7.6%, compared to fiscal 2022. The increase in gross profit was primarily driven by the 3.5% increase in net sales and an increase in gross margin to 42.1%, up approximately 160 basis points from 40.5% in fiscal 2022. The increase in gross margin was primarily due to a decline in supply chain costs in 2023.
Selling and Store Operating Expenses
Selling and store operating expenses during fiscal 2023 increased $160.8 million, or 14.9%, compared to fiscal 2022. The increase in selling and store operating expenses was primarily due to $154.9 million for new stores and $8.9 million at Spartan, partially offset by a decrease of $3.0 million at our comparable stores. As a percentage of net sales, selling and store operating expenses increased by approximately 280 basis points to 28.1% from 25.3% in fiscal 2022. This increase was primarily attributable to deleverage from a decrease in comparable store sales and new stores.
General and Administrative Expenses
General and administrative expenses during fiscal 2023 increased $38.9 million, or 18.2%, compared to fiscal 2022. The increase in general and administrative expenses was primarily comprised of costs to support store growth, including approximately $23.3 million for additional staff and $11.8 million in other administrative costs. Our general and administrative expenses as a percentage of net sales increased by approximately 70 basis points to 5.7% from 5.0% in fiscal 2022. The increase as a percentage of net sales was primarily driven by deleverage from a decrease in comparable store sales.
Pre-Opening Expenses
Pre-opening expenses during fiscal 2023 increased $6.3 million, or 16.4%, compared to fiscal 2022. The increase primarily resulted from an increase in the number of future stores that we were preparing to open and delays in getting our stores open compared to the prior year.
Interest Expense, Net
Net interest expense during fiscal 2023 decreased $1.2 million, or 11.1%, compared to fiscal 2022 due to a decrease in average amounts outstanding under our ABL Facility, higher interest income from our interest cap derivative contracts, and an increase in interest capitalized, partially offset by interest rate increases on outstanding debt.
Income Tax Expense
The provision for income taxes was $65.6 million in fiscal 2023 compared to $87.4 million in fiscal 2022. The effective tax rate was 21.0% for fiscal 2023 compared to 22.7% for fiscal 2022. The decrease in the effective tax rate was primarily due to an increase in excess tax benefits related to stock-based compensation awards that was partially offset by limitations on deductions for compensation to certain employees under Internal Revenue Code Section 162(m).

Reconciliation of Non-GAAP Financial Measures
EBITDA and Adjusted EBITDA
For the periods presented, the following table reconciles EBITDA and Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP:

	Fiscal Year Ended
in thousands	12/28/2023	12/29/2022
Net income	$245,980	$298,195
Depreciation and amortization (a)	199,856	153,446
Interest expense, net	9,897	11,138
Income tax expense	65,551	87,427
EBITDA	521,284	550,206
Stock-based compensation expense (b)	27,240	22,233
Other (c)	2,609	4,611
Adjusted EBITDA	$551,133	$577,050
(a)    Excludes amortization of deferred financing costs, which is included as part of interest expense, net in the table above.
(b)    Non-cash charges related to stock-based compensation programs, which vary from period to period depending on the timing of awards and forfeitures.
(c)    Other adjustments include amounts management does not consider indicative of our core operating performance. Amounts for fiscal 2023 relate to changes in the fair value of contingent earn-out liabilities. Amounts for fiscal 2022 primarily relate to relocation expenses for our Houston distribution center and changes in the fair value of contingent earn-out liabilities.
Liquidity and Capital Resources
Liquidity is provided primarily by cash flows from operations and our $800.0 million ABL Facility. Unrestricted liquidity as of December 28, 2023 was $752.8 million, consisting of $34.4 million in cash and cash equivalents and $718.4 million immediately available for borrowing under the ABL Facility without violating any covenants thereunder. Our liquidity is generally not seasonal, and our uses of cash are primarily tied to when we open stores and make other capital expenditures.
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
Total capital expenditures in fiscal 2024 are planned to be between approximately $400 million to $475 million and are expected to be funded primarily by cash generated from operations and borrowings under the ABL Facility. Our capital needs may change in the future due to changes in our business, new opportunities that we choose to pursue, or other factors. We currently expect the following for capital expenditures in fiscal 2024:
•invest approximately $315 million to $365 million to open 30 to 35 warehouse-format stores, relocate stores, and begin construction on stores opening in fiscal 2025;
•invest approximately $60 million to $75 million in existing store remodeling projects and our distribution centers; and
•invest approximately $25 million to $35 million in information technology infrastructure, e-commerce, and other store support center initiatives.

Cash Flow Analysis
A summary of our operating, investing, and financing activities are shown in the following table:

	Fiscal Year Ended
in thousands	12/28/2023	12/29/2022
Net cash provided by operating activities	$803,589	$112,450
Net cash used in investing activities	(564,966)	(455,637)
Net cash (used in) provided by financing activities	(214,035)	213,537
Net increase (decrease) in cash and cash equivalents	$24,588	$(129,650)
Net Cash Provided By Operating Activities
Cash provided by operating activities consists primarily of (i) net income adjusted for non-cash items, including depreciation and amortization, stock-based compensation, deferred income taxes, and changes in the fair values of contingent earn-out liabilities and (ii) changes in working capital.
Net cash provided by operating activities was $803.6 million for fiscal 2023 and $112.5 million for fiscal 2022. The increase in net cash provided by operating activities was primarily driven by a decrease in inventory, an increase in trade accounts payable, an increase in cash earnings after adjusting net income for non-cash items such as depreciation and amortization, and other working capital items.
Net Cash Used In Investing Activities
Investing activities typically consist primarily of capital expenditures for new store openings and existing store remodels, including leasehold improvements, racking, fixtures, vignettes, and design centers, and new infrastructure and information systems. Cash payments to acquire businesses are also included in investing activities.
Net cash used in investing activities was $565.0 million for fiscal 2023 and $455.6 million for fiscal 2022. The increase in cash used in investing activities was due to an increase in capital expenditures and cash paid for the Salesmaster acquisition. The year-over-year growth in capital expenditures was primarily driven by settlements of outstanding construction payables for recently completed stores and increases in new stores under construction.
Net Cash (Used in) Provided by Financing Activities
Financing activities consist primarily of borrowings and related repayments under our credit agreements, tax payments related to the vesting or exercise of stock-based compensation awards, proceeds from the exercise of stock options and our employee share purchase program, and payments of contingent earn-out consideration.
Net cash used in financing activities was $214.0 million for fiscal 2023 compared to net cash provided by financing activities of $213.5 million for fiscal 2022. The increase in net cash used in financing activities was primarily driven by net ABL Facility repayments and an increase in tax payments related to the vesting or exercise of stock-based compensation awards.
Our Credit Facilities
As of December 28, 2023, total Term Loan Facility debt was $202.4 million, and no amounts were outstanding under our ABL Facility. For additional information regarding our Term Loan Facility and ABL Facility, including applicable covenants, and other details, please refer to Note 10, “Debt” of the notes to the consolidated financial statements included in this Annual Report.
Credit Ratings
Our credit ratings are periodically reviewed by rating agencies. In November 2023, Moody’s updated the Company’s outlook from positive to stable. Moody’s issuer credit rating of Ba3 for the Company remains unchanged. As of December 28, 2023, Standard & Poor's issuer credit rating of BB with a stable outlook for the Company remains unchanged. These ratings and our current credit condition affect, among other things, our ability to access new capital. Negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be lowered or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, financial condition, results of operations, and liquidity. In particular, a weakening of our financial condition, including an increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, result in a credit rating downgrade or change in outlook, or otherwise increase our cost of borrowing.

Supply Chain Finance Programs
As part of our ongoing efforts to improve cash flow and liquidity, we facilitate supply chain finance programs through financial intermediaries. Suppliers that participate in a supply chain finance program extend our payment terms by approximately 40 days on average. Amounts due to financial intermediaries for suppliers that elected to participate in a supply chain finance program totaled $114.0 million and $82.5 million as of December 28, 2023 and December 29, 2022, respectively, and are included in trade accounts payable in our Consolidated Balance Sheets. See Note 14, “Supply Chain Finance” of the notes to our consolidated financial statements included in this Annual Report for additional details related to our Finance Programs.
Material Cash Requirements, including Contractual Obligations to Third Parties
We enter into long-term obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. The following table summarizes our material cash requirements over the next several periods from known contractual or other obligations as of December 28, 2023:

	Payments due by period
in thousands	Total	12/26/2024	12/25/2025	12/31/2026	12/30/2027	12/28/2028	Thereafter
Operating leases (1)	$2,067,348	$201,830	$202,451	$189,438	$179,514	$159,645	$1,134,470
Purchase obligations (2)	805,766	770,229	15,323	14,822	5,392	—	—
Long-term debt	202,396	2,103	2,103	2,629	195,561	—	—
Estimated interest on long-term debt (3)	52,350	14,214	16,770	16,615	4,751	—	—
Total	$3,127,860	$988,376	$236,647	$223,504	$385,218	$159,645	$1,134,470
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
(3)For purposes of this table, interest has been estimated assuming our long-term debt is held to maturity and based on interest rates in effect for our indebtedness, adjusted for the effect of our interest rate caps, as of December 28, 2023. Actual borrowing levels and interest costs may differ.
In the ordinary course of business, we are required to post letters of credit as financial guarantees of our performance. As of December 28, 2023, letters of credit totaled $35.3 million. We do not currently provide cash collateral for outstanding letters of credit. We have negotiated a letter of credit sublimit as part of our ABL Facility. The amount available to be borrowed under our ABL Facility is reduced by the cumulative amount of any outstanding letters of credit.
For fiscal 2023, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures, or capital resources. We do not have any relationship with unconsolidated entities or financial partnerships for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.
U.S. Tariffs and Global Economy
The current domestic and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy. In particular, the ongoing trade dispute between the U.S. and China has resulted in the U.S. imposing tariffs of 25% on many products from China. While exclusions from tariffs were granted for certain products from China, nearly all of these exclusions have expired. In fiscal 2023, approximately 25% of the products we sold were produced in China. As we continue to manage the impact these tariffs may have on our business, we continue taking steps to mitigate some of these cost increases through negotiating lower costs from our vendors, increasing retail pricing as we deem appropriate, and sourcing from alternative countries. While our efforts have mitigated a substantial portion of the overall effect of increased tariffs, the enacted tariffs have increased our inventory costs and associated cost of sales for the remaining products still sourced from China.

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
Revenue Recognition
Description. We recognize revenue and the related cost of sales when we satisfy the performance obligations in contracts with our customers in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). Our performance obligations for our retail store sales, as well as for orders placed through our website and shipped to our customers, are satisfied at the point-of-sale, which is typically the point at which the customer obtains control of the inventory. In some cases, merchandise is not physically ready for transfer to the customer at the point-of-sale, and revenue recognition is deferred until the customer has control of the inventory. Shipping and handling activities are accounted for as activities to fulfill the promise to transfer goods rather than as separate performance obligations as outlined within ASC 606. Payment is generally due from the customer immediately at the point-of-sale for both retail store sales and website sales with the exception of a small number of commercial clients purchasing through our commercial credit program, which typically offers longer payment terms.
Judgments and uncertainties involved in the estimate. Our customers have the right to return the goods sold to them within a reasonable time period, typically 90 days. The right of return is an element of variable consideration as defined within ASC 606. We estimate a reserve for future returns of previously sold goods based on historical experience and various other assumptions that we believe to be reasonable. Merchandise exchanges of similar product and price are not considered merchandise returns and, therefore, are excluded when calculating the sales returns reserve. While we believe that our current sales returns reserves are adequate, there can be no assurances that historical data and trends will accurately predict returns or that future developments might not lead to a significant change in the reserve.
Effect if actual results differ from assumptions. A 10% change in our sales returns reserves and related return asset accruals at December 28, 2023 would have had a net impact of approximately $1.3 million on operating income in fiscal 2023. Sales returns reserves and related return asset accruals over the last few years have fluctuated primarily based on changes in sales levels and, to a lesser extent, changes in customer return rates.
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

Effect if actual results differ from assumptions. A 10% change in our inventory valuation and shrinkage reserves at December 28, 2023 would have affected operating income by approximately $0.6 million in fiscal 2023. Inventory valuation and shrinkage reserves typically fluctuate in proportion to changes in inventory balances.
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
Leases
Description. We recognize lease assets and corresponding lease liabilities for all operating leases on our Consolidated Balance Sheets, excluding short-term leases (leases with terms of 12 months or less) as described under ASC 842, Leases (“ASC 842”). The majority of our long-term operating lease agreements include options to extend, which are also factored into the recognition of their respective assets and liabilities when appropriate based on management’s assessment of the probability that the options will be exercised. Lease payments are discounted using the rate implicit in the lease, or, if not readily determinable, a third-party secured incremental borrowing rate based on information available at lease commencement. The secured incremental borrowing rate is estimated based on yields obtained from Bloomberg for U.S. consumers with a BB credit rating and is adjusted for collateralization as well as inflation. Additionally, certain of our lease agreements include escalating rents over the lease terms, which, under ASC 842, results in rent being expensed on a straight-line basis over the life of the lease that commences on the date we have the right to control the property.
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
Recent Developments
The Company has interest cap agreements that expire in April 2024 (see Note 8, “Derivatives and Risk Management” of the notes to our consolidated financial statements included in this Annual Report for additional details). To reduce interest rate risk associated with the Company’s Term Loan Facility, the Company entered into an interest rate cap agreement on January 15, 2024 with a notional value of $150.0 million. The contract is designated as a cash flow hedge. The contract effectively caps SOFR based interest payments on a portion of the Company’s Term Loan Facility at 5.50% beginning in May 2024 and will continue until the agreement expires in April 2026.
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

Foreign Currency Risk
Our primary supplier contracts outside of the U.S. are with third parties in Asia and Europe. While substantially all of these contracts are stated in U.S. dollars, there can be no assurance that the cost for the future production of our products will not be affected by exchange rate fluctuations between the U.S. dollar and the local currencies of these suppliers. Due to the number of currencies involved, we cannot quantify the potential impact of future currency fluctuations on net income or loss in future years. To date, such exchange fluctuations have not had a material impact on our financial condition or results of operations.
Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our Credit Facilities, which have variable interest rates. Based on the $202.4 million total outstanding principal balance of our Credit Facilities as of December 28, 2023, a 1.0% increase in the effective interest rate of this debt would cause an increase in interest expense of approximately $2.0 million over the next twelve months, excluding the impact of interest rate cap agreements. To lessen our exposure to interest rate risk, we entered into two $75.0 million interest rate cap agreements in May 2021. The contracts effectively cap Secured Overnight Financing Rate (“SOFR”) based interest payments on a portion of our Term Loan Facility to less than 1.68% through April 2024. The U.S. Federal Reserve continued raising interest rates in fiscal 2023. As a result, these agreements partially offset increases in interest expense on our Term Loan Facility as rates have increased to a level above the specified SOFR caps. For additional information related to the Company’s Credit Facilities, refer to Note 10, “Debt” of the notes to the consolidated financial statements included in this Annual Report.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Floor & Decor Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Floor & Decor Holdings, Inc. and subsidiaries (the Company) as of December 28, 2023 and December 29, 2022, the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 28, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 28, 2023 and December 29, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 28, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2024 expressed an unqualified opinion thereon.
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

Right-of-use assets and lease liabilities

Description of the Matter
As discussed in Notes 1 and 9 to the consolidated financial statements, the Company recognizes right-of-use assets and corresponding lease liabilities for all leases on the balance sheet, excluding short-term leases (leases with terms of 12 months or less) as described under Accounting Standards Codification 842 (“ASC 842”). Because most of the Company’s leases do not provide a determinable implicit rate, the Company used a third party to assist in determining its incremental borrowing rates, which were used to calculate its right-of-use assets and lease liabilities. As of December 28, 2023, the Company’s right-of-use assets were $1,282.6 million and lease liabilities were $1,428.2 million (of which $126.4 million was current and $1,301.8 million was long-term).

Auditing the Company’s right-of-use assets and lease liabilities was challenging due to the requirement that management estimate its incremental borrowing rates used in the application of ASC 842 because the Company does not have debt financing or other instruments that have directly comparable collateral or similar terms as its leased assets. Therefore, our procedures involved a high degree of subjective auditor judgment because of the significant judgments required for management to develop the estimates, including selection of an appropriate yield curve and estimating adjustments for collateralization.

How We Addressed the Matter in Our Audit
We obtained an understanding of and tested controls that address the risks of material misstatement relating to the valuation of the Company’s right-of-use assets and lease liabilities. We tested controls over management’s review of the incremental borrowing rate estimates, including selection of an appropriate yield curve and adjustments for collateralization.

To test the right-of-use assets and lease liabilities recorded by the Company for new or modified leases entered into during the year ended December 28, 2023, our audit procedures included, among others, evaluating the methodology, the significant assumptions discussed above and underlying data used by the Company. We involved our valuation specialists to assist in evaluating the Company’s methodology to develop the incremental borrowing rates and preparing an independent calculation of the rates, which we compared to management’s estimates.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2011.
Atlanta, Georgia
February 22, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Floor & Decor Holdings, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Floor & Decor Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 28, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Floor & Decor Holdings, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 28, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 28, 2023 and December 29, 2022, the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 28, 2023, and the related notes and our report dated February 22, 2024 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Atlanta, Georgia
February 22, 2024

Floor & Decor Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

in thousands, except for share and per share data	As of December 28, 2023	As of December 29, 2022
Assets
Current assets:
Cash and cash equivalents	$34,382	$9,794
Income taxes receivable	27,870	7,325
Receivables, net	99,513	94,732
Inventories, net	1,106,150	1,292,336
Prepaid expenses and other current assets	48,725	53,298
Total current assets	1,316,640	1,457,485
Fixed assets, net	1,629,917	1,258,056
Right-of-use assets	1,282,625	1,205,636
Intangible assets, net	153,869	152,353
Goodwill	257,940	255,473
Deferred income tax assets, net	14,227	11,265
Other assets	7,332	10,974
Total long-term assets	3,345,910	2,893,757
Total assets	$4,662,550	$4,351,242
Liabilities and stockholders’ equity
Current liabilities:
Current portion of term loan	$2,103	$2,103
Current portion of lease liabilities	126,428	105,693
Trade accounts payable	679,265	590,883
Accrued expenses and other current liabilities	332,940	298,019
Deferred revenue	11,277	10,060
Total current liabilities	1,152,013	1,006,758
Term loan	194,939	195,351
Revolving line of credit	—	210,200
Lease liabilities	1,301,754	1,227,507
Deferred income tax liabilities, net	67,188	41,520
Other liabilities	15,666	12,730
Total long-term liabilities	1,579,547	1,687,308
Total liabilities	2,731,560	2,694,066
Commitments and contingencies (Note 9)
Stockholders’ equity
Capital stock:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at December 28, 2023 and December 29, 2022	—	—
Common stock Class A, $0.001 par value; 450,000,000 shares authorized; 106,737,532 shares issued and outstanding at December 28, 2023 and 106,150,661 issued and outstanding at December 29, 2022	107	106
Common stock Class B, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at December 28, 2023 and December 29, 2022	—	—
Common stock Class C, $0.001 par value; 30,000,000 shares authorized; 0 shares issued and outstanding at December 28, 2023 and December 29, 2022	—	—
Additional paid-in capital	513,060	482,312
Accumulated other comprehensive income, net	1,422	4,337
Retained earnings	1,416,401	1,170,421
Total stockholders’ equity	1,930,990	1,657,176
Total liabilities and stockholders’ equity	$4,662,550	$4,351,242
See accompanying notes to consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income

	Fiscal Year Ended
in thousands, except for per share data	December 28, 2023	December 29, 2022	December 30, 2021
Net sales	$4,413,884	$4,264,473	$3,433,533
Cost of sales	2,555,536	2,536,757	2,011,267
Gross profit	1,858,348	1,727,716	1,422,266
Operating expenses:
Selling and store operating	1,239,225	1,078,466	849,440
General and administrative	252,713	213,848	199,401
Pre-opening	44,982	38,642	34,433
Total operating expenses	1,536,920	1,330,956	1,083,274
Operating income	321,428	396,760	338,992
Interest expense, net	9,897	11,138	4,924
Income before income taxes	311,531	385,622	334,068
Income tax expense	65,551	87,427	50,838
Net income	$245,980	$298,195	$283,230
Change in fair value of hedge instruments, net of tax	(2,915)	3,802	371
Total comprehensive income	$243,065	$301,997	$283,601
Basic earnings per share	$2.31	$2.82	$2.71
Diluted earnings per share	$2.28	$2.78	$2.64
See accompanying notes to consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common Stock Class A		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
in thousands	Shares	Amount
Balance, January 1, 2021	104,368	$104	$408,124	$164	$588,996	$997,388
Stock-based compensation expense	—	—	20,528	—	—	20,528
Exercise of stock options	1,253	2	14,734	—	—	14,736
Issuance of restricted stock awards	29	—	—	—	—	—
Forfeiture of restricted stock awards	(3)	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	29	—	—	—	—	—
Shares issued under employee stock purchase plan	46	—	3,063	—	—	3,063
Issuance of stock related to acquisition	50	—	5,000	—	—	5,000
Common stock redeemed for tax liability	(11)	—	(1,117)	—	—	(1,117)
Other comprehensive gain, net of tax	—	—	—	371	—	371
Net income	—	—	—	—	283,230	283,230
Balance, December 30, 2021	105,761	$106	$450,332	$535	$872,226	$1,323,199
Stock-based compensation expense	—	—	22,233	—	—	22,233
Exercise of stock options	352	—	7,592	—	—	7,592
Forfeiture of restricted stock awards	(59)	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	59	—	—	—	—	—
Shares issued under employee stock purchase plan	62	—	4,379	—	—	4,379
Common stock redeemed for tax liability	(24)	—	(2,224)	—	—	(2,224)
Other comprehensive gain, net of tax	—	—	—	3,802	—	3,802
Net income	—	—	—	—	298,195	298,195
Balance, December 29, 2022	106,151	$106	$482,312	$4,337	$1,170,421	$1,657,176
Stock-based compensation expense	—	—	27,240	—	—	27,240
Exercise of stock options	491	1	10,959	—	—	10,960
Issuance of common stock upon vesting of restricted stock units	151	—	—	—	—	—
Shares issued under employee stock purchase plan	84	—	5,159	—	—	5,159
Common stock redeemed for tax liability	(139)	—	(12,610)	—	—	(12,610)
Other comprehensive loss, net of tax	—	—	—	(2,915)	—	(2,915)
Net income	—	—	—	—	245,980	245,980
Balance, December 28, 2023	106,738	$107	$513,060	$1,422	$1,416,401	$1,930,990
See accompanying notes to consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Fiscal Year Ended
in thousands	December 28, 2023	December 29, 2022	December 30, 2021
Operating activities
Net income	$245,980	$298,195	$283,230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	201,869	155,023	118,196
Stock-based compensation expense	27,240	22,233	20,528
Deferred income taxes	23,722	2,525	3,042
Change in fair value of contingent earn-out liabilities	2,609	2,529	—
Loss on asset impairments and disposals, net	925	20	438
Interest cap derivative contracts	113	114	357
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	1,151	(12,150)	(19,768)
Inventories, net	194,890	(283,438)	(349,678)
Trade accounts payable	96,985	(84,732)	232,761
Accrued expenses and other current liabilities	7,507	38,716	36,684
Income taxes	(18,413)	(8,865)	(15,897)
Deferred revenue	1,217	(4,432)	3,158
Other, net	17,794	(13,288)	(11,709)
Net cash provided by operating activities	803,589	112,450	301,342
Investing activities
Purchases of fixed assets	(547,613)	(456,600)	(407,671)
Acquisitions, net of cash acquired	(17,353)	(3,810)	(63,567)
Proceeds from sales of property	—	4,773	—
Net cash used in investing activities	(564,966)	(455,637)	(471,238)
Financing activities
Proceeds from term loans	—	—	65,000
Payments on term loans	(2,103)	(2,103)	(76,202)
Borrowings on revolving line of credit	518,900	1,047,100	13,466
Payments on revolving line of credit	(729,100)	(836,900)	(15,969)
Payments of contingent earn-out liabilities	(5,241)	(2,571)	—
Proceeds from exercise of stock options	10,960	7,592	14,736
Proceeds from employee stock purchase plan	5,159	4,379	3,063
Debt issuance costs	—	(1,736)	(1,409)
Tax payments for stock-based compensation awards	(12,610)	(2,224)	(1,117)
Net cash (used in) provided by financing activities	(214,035)	213,537	1,568
Net increase (decrease) in cash and cash equivalents	24,588	(129,650)	(168,328)
Cash and cash equivalents, beginning of the period	9,794	139,444	307,772
Cash and cash equivalents, end of the period	$34,382	$9,794	$139,444
Supplemental disclosures of cash flow information
Buildings and equipment acquired under operating leases	$201,486	$225,968	$285,865
Cash paid for interest, net of capitalized interest	$9,595	$7,403	$6,279
Cash paid for income taxes, net of refunds	$61,027	$92,923	$63,684
Fixed assets accrued at the end of the period	$135,707	$116,997	$87,645
See accompanying notes to consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 28, 2023
1. Summary of Significant Accounting Policies
Nature of Business
Floor & Decor Holdings, Inc., together with its subsidiaries (the “Company,” “we,” “our,” or “us”) is a high-growth, differentiated, multi-channel specialty retailer of hard surface flooring and related accessories and seller of commercial surfaces. The Company offers a broad assortment of in-stock hard-surface flooring, including tile, wood, laminate and vinyl, and natural stone along with decorative accessories and wall tile, installation materials, and adjacent categories at everyday low prices. Our stores appeal to a variety of customers, including professional installers and commercial businesses (“Pro”) and homeowners, which are comprised of do it yourself customers (“DIY”) and buy it yourself customers, who buy our products for professional installation (“BIY”). We operate within one reportable segment.
As of December 28, 2023, the Company, through its wholly owned subsidiary, Floor and Decor Outlets of America, Inc. (“Outlets”), operates 221 warehouse-format stores, which average 78,000 square feet, and five small-format standalone design studios in 36 states as well as four distribution centers and an e-commerce site, FloorandDecor.com. Substantially all of the Company’s operating assets and liabilities are held by Outlets.
Fiscal Year
The Company’s fiscal year is the 52- or 53-week period ending on the Thursday on or preceding December 31st. The fiscal years ended December 28, 2023 (“fiscal 2023”), December 29, 2022 (“fiscal 2022”), and December 30, 2021 (“fiscal 2021”) include 52 weeks. 52-week fiscal years consist of thirteen-week periods in each quarter of the fiscal year. When a 53-week fiscal year occurs, we report the additional week at the end of the fiscal fourth quarter.
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

Receivables
Receivables consist primarily of amounts due from credit card companies, vendor receivables, and commercial credit receivables. The Company typically collects its credit card receivables within three to five business days of the underlying sale to the customer, while commercial credit receivables are typically collected within 40 days after the customer takes possession of the goods. The Company has agreements with a majority of its large merchandise vendors that allow for specified rebates based on purchasing volume. Generally, these agreements are on an annual basis, and the Company collects the majority of rebates earned each quarter subsequent to quarter end. Additionally, the Company has agreements with substantially all vendors that allow for the return of certain damaged or defective merchandise throughout the normal course of business. When inventory is identified to return to a vendor, it is removed from inventory and recorded as a receivable on the Consolidated Balance Sheet, and any variance between capitalized inventory cost associated with the return and the expected vendor reimbursement is expensed in Cost of sales in the Consolidated Statements of Operations and Comprehensive Income when the inventory is identified to be returned to the vendor. The Company reserves for estimated uncollected receivables based on historical trends, which historically have been immaterial. The allowance for doubtful accounts was $0.2 million and $0.4 million as of December 28, 2023 and December 29, 2022, respectively.
Credit Program
Credit is offered to the Company's customers through a proprietary credit card underwritten by third-party financial institutions at no recourse to the Company. The Company also offers limited credit to its commercial clients. The Company’s total credit exposure for receivables not insured by a third party at the end of fiscal 2023 and fiscal 2022 was $18.3 million and $10.2 million, respectively.
Inventory Valuation and Shrinkage
Inventories consist of merchandise held for sale and are stated at the lower of cost or net realizable value. When evidence exists that the net realizable value of inventory is lower than its cost, the difference is recorded in cost of sales in the Consolidated Statements of Operations and Comprehensive Income in the period in which it occurs. The Company determines inventory costs using the moving weighted average cost method. The Company capitalizes transportation, duties, and other costs to get product to its retail locations. The Company records reserves for estimated losses related to shrinkage and other amounts that are otherwise not expected to be fully recoverable. These reserves are calculated based on historical shrinkage, selling price, margin, and current business trends. The estimates have calculations that require management to make assumptions based on the current rate of sales, age, salability, and profitability of inventory, historical percentages that can be affected by changes in the Company's merchandising mix, customer preferences, and changes in actual shrinkage trends. These reserves totaled $6.5 million and $8.7 million as of December 28, 2023 and December 29, 2022, respectively.
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
Fixed Assets
Fixed assets consist primarily of furniture, fixtures, and equipment, computer software and hardware, leasehold improvements (including those that are reimbursed by landlords as tenant improvement allowances), buildings and improvements, and land. Fixed assets are stated at cost less accumulated depreciation utilizing the straight-line method over the assets’ estimated useful lives. The Company capitalizes interest on borrowings during the active construction period of certain capital projects.
Leasehold improvements are amortized using the straight-line method over the shorter of (i) the original term of the lease, (ii) renewal term of the lease if the renewal is reasonably certain or (iii) the useful life of the improvement. The Company’s fixed assets are depreciated using the following estimated useful lives:

Useful Life
Furniture, fixtures and equipment	2 - 7 years
Computer software and hardware	3 - 7 years
Leasehold improvements	10 - 25 years
Buildings and improvements	10 - 35 years
Land	Indefinite
The cost and related accumulated depreciation of assets sold or otherwise disposed are removed from the accounts, and the related gain or loss is reported in the Consolidated Statements of Operations and Comprehensive Income.

Internal-Use Software Costs
The Company capitalizes certain costs related to the acquisition and development of internal-use software which are included within fixed assets, net in the Consolidated Balance Sheets. Capitalized internal-use software costs are amortized using the straight-line method over the estimated useful life of the software within selling and store operating expense or general and administrative expense in the Consolidated Statements of Operations and Comprehensive Income. Costs related to internal-use software not meeting the criteria for capitalization are expensed as incurred.
Cloud Computing Arrangements
The Company capitalizes certain costs to implement cloud computing arrangements that are service contracts “(CCA”) hosted by third-party vendors. CCA implementation costs meeting the criteria for capitalization are included within prepaid and other current assets in the Consolidated Balance Sheets and are amortized using the straight-line method over the expected term of the related contract, which may include reasonably certain renewals. Amortization expense for capitalized implementation costs is presented in the Consolidated Statements of Operations and Comprehensive Income based on where the hosting fees for the related service contract are recognized, which is either selling and store operating expense or general and administrative expense.
Finite-lived Intangible Assets
In accordance with ASC 350, Intangibles—Goodwill and Other (“ASC 350”), identifiable intangible assets with finite lives are amortized over their estimated useful lives. The estimated lives of the Company’s finite-lived intangible assets are as follows:

Useful Life
Non-compete agreement	5 years
Customer relationships	12 years
Goodwill and Other Indefinite-lived Intangible Assets
Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Company does not amortize goodwill and other intangible assets with indefinite lives resulting from business combinations but, in accordance with ASC 350, does assess the recoverability of goodwill annually in the fourth quarter of each fiscal year, or more often if events occur or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Such circumstances could include, but are not limited to, a significant adverse change in customer demand or business climate or an adverse action or assessment by a regulator. Each year, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of the single reporting unit is less than its carrying amount as a basis for determining whether it is necessary to complete quantitative impairment assessments.
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
During the fourth quarter of fiscal 2023, the Company qualitatively assessed whether it was more likely than not that the goodwill and indefinite-lived intangible assets were impaired. Based on this assessment, the Company determined it was more likely than not that its goodwill and other indefinite-lived intangible assets were not impaired as of October 27, 2023. No events or changes in circumstances have occurred since the date of the Company's most recent annual impairment assessment that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

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
Long-lived Assets
Long-lived assets, such as fixed assets, operating lease right-of-use assets, and intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset, significant changes or planned changes in the Company’s use of an asset, a product recall, or an adverse action by a regulator. In accordance with ASC 360, Property, Plant and Equipment, the evaluation is performed at the lowest level for which identifiable cash flows are available that are largely independent of the cash flows of other assets or asset groups. If the sum of the estimated undiscounted future cash flows is less than the carrying value of the related asset or asset group, an impairment loss is recognized equal to the difference between carrying value and fair value.
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
Leases
The Company recognizes lease right-of-use assets and corresponding lease liabilities for all operating leases on the balance sheet, excluding short-term leases (leases with terms of 12 months or less) as described under ASC 842, Leases (“ASC 842”). The majority of the Company’s long-term operating lease agreements include options to extend, which are also factored into the recognition of their respective assets and liabilities when appropriate based on management’s assessment of the probability that the options will be exercised. Lease payments are discounted using the rate implicit in the lease, or, if not readily determinable, a third-party secured incremental borrowing rate based on information available at lease commencement. The secured incremental borrowing rate is estimated based on yields obtained from Bloomberg for U.S. consumers with a BB credit rating and is adjusted for collateralization as well as inflation. Additionally, certain of the Company’s lease agreements include escalating rents over the lease terms, which, under ASC 842, results in rent being expensed on a straight-line basis over the life of the lease that commences on the date the Company has the right to control the property.
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
As of December 28, 2023 and December 29, 2022, ARO assets included in fixed assets, net were $5.8 million and $5.2 million, respectively, and ARO liabilities included in other long-term liabilities were $8.9 million and $6.8 million, respectively.
Fair Value Measurements
The Company estimates fair values in accordance with ASC 820, Fair Value Measurement (“ASC 820”). ASC 820 provides a framework for measuring fair value and requires disclosures about fair value measurements. ASC 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Additionally, ASC 820 defines levels within a hierarchy based upon observable and non-observable inputs. If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the overall fair value measurement of the instrument.
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

Revenue Recognition
In accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”), revenue and cost of sales are recognized when the related performance obligations in contracts with customers are settled. Performance obligations for the Company’s retail store sales, as well as for orders placed through its website and shipped to customers, are satisfied at the point at which the customer obtains control of the inventory, which is typically at the point-of-sale. In some cases, merchandise is not physically ready for transfer to the customer at the point-of-sale, and revenue recognition is deferred until the customer has control of the inventory. Shipping and handling activities are accounted for as activities to fulfill the promise to transfer goods rather than as separate performance obligations as outlined within ASC 606. Payment is generally due from the customer immediately at the point-of-sale for both retail store sales and website sales. The nature of the goods offered primarily include hard surface flooring and related accessories. The Company does not perform installation services, and free design services are offered in-store. The transaction price recognized in revenue represents the selling price of the products offered. Sales taxes collected are not recognized as revenue as these amounts are ultimately remitted to the appropriate taxing authorities.
The Company provides customers the right to return the goods sold to them within a reasonable time period, typically 90 days. The right of return is an element of variable consideration as defined within ASC 606. Reserves for future returns of previously sold goods are estimated based on historical experience and various other assumptions that management believes to be reasonable. These reserves reduce sales and cost of sales and establish a related return asset and refund liability as defined in ASC 606. The return asset is included within prepaid expenses and other current assets, and the refund liability is included within accrued expenses and other current liabilities, each respectively on the Consolidated Balance Sheets. Merchandise exchanges of similar product and price are not considered merchandise returns and, therefore, are excluded when calculating the sales returns reserve.
Gift Cards and Merchandise Credits
The Company sells gift cards to customers through its stores and website and also issues merchandise credits in its stores. Gift cards and merchandise credits are accounted for by recognizing a liability at the time the gift card is sold or the merchandise credit is issued. The liability is relieved and revenue is recognized upon redemption. We recognize breakage revenue that is not subject to escheatment based on historical redemption patterns for the portion of gift card values that are not expected to be redeemed. Accordingly, in fiscal years 2023, 2022, and 2021, the Company recognized gift card breakage income related to unredeemed gift cards of $5.1 million, $3.7 million, and $2.4 million, respectively, within net sales in the Consolidated Statements of Operations and Comprehensive Income.
Loyalty Program
Our Pro Premier loyalty program allows customers to earn points through purchases in our stores and our website. The Company allocates the transaction price between the goods and services sold and the loyalty points earned based on their relative standalone selling prices, which takes into account the portion of loyalty points expected to be redeemed. For eligible transactions, loyalty points are typically awarded at one percent, but may be awarded at up to four percent for our higher volume customers, of the selling price of the merchandise sold and are recognized at the time of sale as a liability. Breakage for loyalty point rewards is estimated based on historical customer redemption patterns and may change in the future as the program matures. In fiscal years 2023, 2022, and 2021, loyalty breakage of $1.0 million, $1.9 million, and $2.2 million, respectively, was recognized as net sales in the Consolidated Statements of Operations and Comprehensive Income.
Sales Returns and Allowances
The Company accrues for estimated sales returns based on historical results. The allowance for sales returns at December 28, 2023 and December 29, 2022, was $27.4 million and $33.3 million, respectively.
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
Advertising Expenses
The Company expenses advertising costs as the advertising takes place. Advertising costs incurred during the fiscal years ended December 28, 2023, December 29, 2022, and December 30, 2021 were $112.1 million, $104.3 million, and $90.4 million, respectively, and are included in selling and store operating expenses and pre-opening expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income.
Pre-Opening Expenses
The Company accounts for non-capital operating expenditures incurred prior to opening a new store as pre-opening expenses in its Consolidated Statements of Operations and Comprehensive Income. The Company's pre-opening expenses begin on average three months to one year in advance of a store opening or relocating due to, among other things, the amount of time it takes to prepare a store for its grand opening. Pre-opening expenses primarily include: advertising, rent, staff training, staff recruiting, utilities, personnel, and equipment rental. A store is considered to be relocated if it is closed temporarily and re-opened within the same primary trade area.
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

Segments
The Company operates as a multi-channel specialty retailer of hard surface flooring and related accessories and seller of commercial surfaces. The Company primarily sells hard surface flooring and related accessories through retail stores located in the United States and through its website.
Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) for purposes of allocating resources and evaluating financial performance. The Company’s CODM, its Chief Executive Officer, reviews financial information presented on a consolidated basis, accompanied by information about the Company’s two operating segments, Floor & Decor Retail and Spartan Surfaces, LLC. (“Spartan”), for purposes of allocating resources and evaluating financial performance. The Spartan segment, which engages in selling commercial surfaces and is entirely comprised of the Company’s Spartan subsidiary, does not meet the materiality criteria of ASC 280, Segment Reporting (“ASC 280”), and is therefore not disclosed separately as a reportable segment.
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
Recently Adopted Accounting Pronouncements
Supplier Finance Programs. In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-04, “Liabilities - Supplier Finance Programs (Subtopic 405-50).” The ASU requires disclosure of the key terms of outstanding supply chain finance programs and a rollforward of the related amounts due to vendors participating in these programs. The adoption of ASU 2022-04 did not affect the Company’s financial position, results of operations, or cash flows as the standard only impacts financial statement footnote disclosures. The guidance was effective in the first quarter of fiscal 2023, except for a rollforward of activity within supply chain finance programs, which is effective beginning in fiscal 2024. For additional information, refer to Note 14, “Supply Chain Finance.”
Business Combinations. In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” The ASU addresses diversity and inconsistency related to the recognition and measurement of contract assets and contract liabilities acquired in a business combination and requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606. The Company adopted ASU No, 2021-08 in the first quarter of 2023 on a prospective basis. The adoption of ASU No. 2021-08 did not have a material impact on the Company’s consolidated financial statements or related disclosures.
Presentation of Financial Statements, Financial Services—Depository and Lending, Financial Services—Investment Companies. In August 2021, the FASB issued ASU No. 2021-06, “Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services—Investment Companies (Topic 946).” The ASU includes Release No.33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses. This update amends certain Securities and Exchange Commission (“SEC”) disclosure guidance that is included in the accounting standards codification to reflect the SEC’s recent issuance of rules intended to modernize and streamline disclosure requirements, including updates to business acquisition and disposition significance tests used, the significance thresholds for pro forma statement disclosures, the number of preceding years of financial statements required for disclosure, and other provisions in the SEC releases. The guidance is effective upon its addition to the FASB codification. The adoption of ASU No. 2021-06 did not have a material impact on the Company’s consolidated financial statements or related disclosures.
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
Recently Issued Accounting Pronouncements
Income Taxes. In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740).” The amendments in this ASU improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. Additionally, this ASU improves the effectiveness and comparability of disclosures by adding disclosures of pretax income (or loss) and income tax expense (or benefit) to be consistent with SEC Regulation S-X 210.4-08(h) and by removing disclosures that no longer are considered cost beneficial or relevant. This guidance in ASU No. 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption of the standard is permitted. The adoption of ASU 2023-09 is not expected to have a material impact on the Company’s consolidated financial statements or related disclosures.
Segment Reporting. In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU expands disclosure of reportable segments by requiring more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how the CODM uses reported segment profit or loss information in assessing segment performance and allocating resources. The guidance in ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. This guidance should be applied retrospectively to all prior periods presented in the consolidated financial statements. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-07 on our consolidated financial statements and related disclosures.
Presentation and Disclosure Requirements. In October 2023, the FASB issued ASU No. 2023-06, “Disclosure Improvements - Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” The ASU amends the disclosure or presentation requirements related to various subtopics in the FASB ASC. The ASU was issued in response to the SEC’s August 2018 final amendments in Release No. 33-10532, Disclosure Update and Simplification that updated and simplified disclosure requirements that the SEC believed were duplicative, overlapping, or outdated. The guidance in ASU 2023-06 is intended to align GAAP requirements with those of the SEC and to facilitate the application of GAAP for all entities. The amendments introduced by ASU 2023-06 are effective if the SEC removes the related disclosure or presentation requirement from its existing regulations by June 30, 2027. If, by June 30, 2027, the SEC has not removed the applicable requirements from its existing regulations, the pending content of the associated amendment will be removed from the ASC and will not become effective for any entities. Early adoption is permitted. The adoption of ASU 2023-06 is not expected to have a material impact on the Company’s consolidated financial statements or related disclosures.
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
Deferred Revenue & Contract Liabilities
In accordance with ASC 606, the Company recognizes revenue when the customer obtains control of the inventory. Amounts in deferred revenue at period-end reflect orders for which the inventory was not yet ready for physical transfer to customers.

Contract liabilities within the Consolidated Balance Sheets as of December 28, 2023 and December 29, 2022 primarily consisted of deferred revenue as well as amounts in accrued expenses and other current liabilities related to the Pro Premier Rewards loyalty program and unredeemed gift cards. As of December 28, 2023, contract liabilities totaled $69.6 million and included $45.6 million of loyalty program liabilities, $12.7 million of unredeemed gift cards, and $11.3 million of deferred revenue. As of December 29, 2022, contract liabilities totaled $57.0 million and included $33.8 million of loyalty program liabilities, $13.1 million of unredeemed gift cards, and $10.1 million of deferred revenue. Of the contract liabilities outstanding as of December 29, 2022, approximately $18.0 million was recognized in revenue during fiscal 2023.
Disaggregated Revenue
The Company has one reportable segment. The following table presents the net sales of each major product category for each of the last three fiscal years:

	Fiscal Year Ended
in thousands	December 28, 2023		December 29, 2022		December 30, 2021
Product Category	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Laminate and vinyl	$1,153,476	26%	$1,184,636	28%	$876,714	26%
Tile	1,033,830	23	963,999	23	801,101	23
Installation materials and tools	828,601	19	713,127	17	558,721	16
Decorative accessories and wall tile	743,571	17	744,888	17	642,697	19
Wood	258,359	6	274,528	6	259,637	8
Natural stone	208,286	5	212,167	5	199,140	6
Adjacent categories	83,525	2	69,820	2	54,482	1
Other (1)	104,236	2	101,308	2	41,041	1
Total	$4,413,884	100%	$4,264,473	100%	$3,433,533	100%
(1)Other includes delivery, sample, and other product revenue and adjustments for deferred revenue, sales returns reserves, and other revenue related adjustments that are not allocated on a product-category basis.
3. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of December 28, 2023 and December 29, 2022 consisted of the following:

in thousands	December 28, 2023	December 29, 2022
Accrued construction in progress	$102,163	$72,737
Loyalty program liability	45,645	33,818
Wages and payroll taxes payable	28,762	26,415
Sales returns and allowances	27,406	33,284
Sales taxes payable	24,064	25,253
Accrued incentive compensation	22,417	23,561
Insurance reserve incurred but not reported	21,650	19,635
Unredeemed gift cards	12,668	13,082
Other	48,165	50,234
Accrued expenses and other current liabilities	$332,940	$298,019

4. Fixed Assets
Fixed assets as of December 28, 2023 and December 29, 2022 consisted of the following:

in thousands	December 28, 2023	December 29, 2022
Leasehold improvements	$758,462	$653,151
Buildings and improvements (1)	567,926	315,343
Furniture, fixtures, and equipment	451,142	350,556
Computer software and hardware	209,199	158,519
Land	97,361	86,927
Construction in process	168,198	145,709
Fixed assets, at cost	2,252,288	1,710,205
Less: accumulated depreciation and amortization	622,371	452,149
Fixed assets, net	$1,629,917	$1,258,056
(1)    Represents buildings and improvements on land that the Company owns as well as on land that the Company is leasing through ground leases.
Depreciation and amortization on fixed assets for the fiscal years ended December 28, 2023, December 29, 2022, and December 30, 2021 was $195.8 million, $149.6 million, and $113.4 million, respectively.
5. Intangible Assets
Goodwill and changes in the carrying amount of goodwill are as follows for the periods presented:

in thousands	December 28, 2023	December 29, 2022
Goodwill, balance at beginning of year	$255,473	$255,473
Acquisition (1)	2,467	—
Goodwill, balance at end of year	$257,940	$255,473
(1)    Reflects goodwill related to the Salesmaster acquisition completed in fiscal 2023. See Note 15, “Acquisitions” for additional details.
The gross carrying amount and accumulated amortization of other intangible assets as of December 28, 2023 and December 29, 2022 are as follows:

	December 28, 2023			December 29, 2022
in thousands	Gross carrying amount (1)	Accumulated amortization	Net carrying value	Gross carrying amount (1)	Accumulated amortization	Net carrying value
Amortizable intangible assets:
Customer relationships	$43,216	$(8,147)	$35,069	$38,216	$(4,728)	$33,488
Non-compete agreement	300	(169)	131	300	(104)	196
Total amortizable intangible assets	43,516	(8,316)	35,200	38,516	(4,832)	33,684
Indefinite-lived intangible assets:
Trade names	118,669	—	118,669	118,669	—	118,669
Total intangible assets	$162,185	$(8,316)	$153,869	$157,185	$(4,832)	$152,353
(1)    Refer to Note 15, “Acquisitions” for details related to intangible assets acquired during fiscal 2023 and fiscal 2022.
Amortization expense related to amortizable intangible assets was $3.5 million, $3.1 million, and $1.7 million for the fiscal years ended December 28, 2023, December 29, 2022, and December 30, 2021, respectively, and was included within general and administrative expenses on the Company’s Consolidated Statements of Operations and Comprehensive Income.

As of December 28, 2023, the estimated aggregate future amortizable expense related to other intangible assets is as follows:

in thousands	Amount
2024	$3,667
2025	3,667
2026	3,601
2027	3,601
2028	3,601
Thereafter	17,063
Total	$35,200
6. Income Taxes
The components of income tax expense are as follows:

	Fiscal Year Ended
in thousands	December 28, 2023	December 29, 2022	December 30, 2021
Current expense:
Federal	$29,737	$73,463	$37,869
State	12,092	16,489	9,927
Total current expense	41,829	89,952	47,796
Deferred expense (benefit):
Federal	24,792	(78)	4,853
State	(1,070)	(2,447)	(1,811)
Total deferred expense (benefit)	23,722	(2,525)	3,042
Income tax expense	$65,551	$87,427	$50,838
The following is a summary of the differences between the total income tax expense as shown on the financial statements and the income tax expense that would result from applying the federal statutory tax rate of 21% for the fiscal years ended December 28, 2023, December 29, 2022, and December 30, 2021 to income before income taxes:

	Fiscal Year Ended
in thousands	December 28, 2023	December 29, 2022	December 30, 2021
Computed “expected” income tax expense at statutory rate	$65,421	$80,984	$70,154
State income taxes, net of federal income tax benefit (1)	8,824	11,744	6,186
Permanent differences:
Excess tax benefit related to stock-based compensation awards	(8,748)	(3,762)	(25,710)
Other	1,714	874	908
Total permanent differences	(7,034)	(2,888)	(24,802)
Provision to return	578	183	(34)
Federal tax credits	(2,019)	(1,535)	(1,471)
Uncertain tax positions	—	(848)	308
Other, net	(219)	(213)	497
Income tax expense	$65,551	$87,427	$50,838
(1)     Includes state excess tax benefits related to stock-based compensation awards for fiscal years 2023, 2022, and 2021 of $1.8 million, $0.8 million, and $4.6 million, respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and (liabilities) are presented below:

	Fiscal Year Ended
in thousands	December 28, 2023	December 29, 2022
Deferred tax assets:
Lease liabilities	$362,958	$339,972
Accruals not currently deductible for tax purposes	20,072	16,014
Inventories	10,596	10,337
Stock-based compensation	10,039	11,320
Other intangibles	6,289	4,187
Gift card liability	3,109	3,206
Other	2,918	2,608
Total deferred tax assets	415,981	387,644
Deferred tax liabilities:
Right-of-use assets	(322,033)	(302,008)
Fixed assets	(113,130)	(85,621)
Intangible assets	(27,493)	(27,430)
Other	(6,286)	(2,840)
Total deferred tax liabilities	(468,942)	(417,899)
Net deferred tax liabilities	$(52,961)	$(30,255)
The Company utilized no tax-effected state net operating losses in fiscal 2023, and $1.3 million of tax-effected state net operating losses in fiscal 2022. As of December 28, 2023, approximately $0.7 million of tax-effected state net operating losses were available to reduce future income taxes. The state net operating losses expire in various amounts beginning in fiscal 2032.
In assessing the realization of deferred tax assets, including net operating losses, management considered whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in prior carryback periods, future reversals of existing taxable temporary differences, tax planning strategies, and future taxable income exclusive of reversing temporary differences and carryforwards in making this assessment, and accordingly, has concluded that no valuation allowance is necessary as of December 28, 2023 or December 29, 2022.
The Company files income tax returns with the U.S. Federal government and various state jurisdictions. Prior tax years beginning in year 2020 remain open to examination by the Internal Revenue Service (“IRS”). Foreign, state, and local income tax returns are generally subject to examination for a period of three to five years after filing of the respective returns.
There was no unrecognized tax benefit activity in fiscal 2023. The following is a reconciliation of the beginning and ending balance of unrecognized tax benefits for fiscal years 2022 and 2021:

	Fiscal Year Ended
in thousands	December 29, 2022	December 30, 2021
Unrecognized tax benefits balance at beginning of fiscal year	$1,073	$6,107
Additions based on tax positions related to the current year	—	390
Reductions due to settlements	—	(5,424)
Reductions for tax positions of prior years	(1,073)	—
Unrecognized tax benefits balance at end of fiscal year	$—	$1,073
As of December 28, 2023 and December 29, 2022, there were no unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate. The Company's policy is to classify interest and penalties related to unrecognized tax benefits in income tax expense. The Company recognized no interest expense related to unrecognized tax benefits during fiscal years 2023, 2022, or 2021.

7. Fair Value Measurements
As of December 28, 2023 and December 29, 2022, the Company had certain financial assets and liabilities on its Consolidated Balance Sheets that were required to be measured at fair value on a recurring or non-recurring basis. The estimated fair values of financial assets and liabilities such as cash and cash equivalents, receivables, prepaid expenses and other current assets, other assets, accounts payable, and accrued expenses and other current liabilities approximate their respective carrying values as reported within the Consolidated Balance Sheets. Refer to Note 1, “Summary of Significant Accounting Policies” and Note 15, “Acquisitions” for a discussion of the valuation of goodwill and intangible assets, respectively. See Note 10, “Debt” for discussion of the fair value of the Company’s debt.
Recurring Fair Value Measurements
As of December 28, 2023, the contingent earn-out liabilities had an aggregate estimated fair value of $11.1 million, of which $5.9 million is included in accrued expenses and other current liabilities and $5.2 million is included in other liabilities within the Consolidated Balance Sheets. The Company’s contingent earn-out liabilities are classified as Level 3 within the fair value hierarchy due to the use of unobservable inputs that are significant to their respective valuations. For the fiscal year ended December 28, 2023, $2.6 million was recognized in general and administrative expense within the Consolidated Statements of Operations and Comprehensive Income related to increases in the fair value of the contingent earn-out liabilities. The table below summarizes changes in contingent earn-out liabilities during the fiscal year ended December 28, 2023.

in thousands	Contingent Earn-out Liabilities
Balance at December 29, 2022	$11,019
Acquisition (1)	2,750
Fair value adjustments	2,609
Payments	(5,241)
Balance at December 28, 2023	$11,137
(1)    During the fiscal year ended December 28, 2023, the Company acquired a seller of commercial surfaces for total consideration of $20.1 million, including $17.4 million of cash and contingent earn-out consideration with an estimated fair value of $2.8 million. The estimated fair value of the contingent earn-out consideration was determined using a discounted cash flow model which included significant unobservable inputs related to projected revenue and gross margin. Payout of the contingent consideration is subject to the acquired company’s achievement of certain annual gross margin and gross profit targets in fiscal years 2023 through 2025. A portion of these earn-out opportunities is payable each year only to the extent the applicable performance targets for that year are met, with a maximum potential payout of $4.0 million requiring that each of the individual annual targets are achieved. Refer to Note 15, “Acquisitions” for additional information.
The Company determined the fair value of the portion of the contingent earn-out liabilities related to the fiscal 2021 acquisition of Spartan with assistance from a third-party valuation specialist using a Monte Carlo valuation method with significant unobservable inputs, including the following weighted-average assumptions as of December 28, 2023, and December 29, 2022:

	December 28, 2023	December 29, 2022
Discount rate	13.0%	13.5%
Revenue volatility	21.0%	18.6%
EBITDA volatility	40.0%	35.0%
Interest Rate Cap Contracts
The Company has outstanding interest rate cap contracts that were valued primarily using Level 2 inputs based on data readily observable in public markets. The Company's interest rate cap contracts were negotiated with counterparties without going through a public exchange. Accordingly, the Company's fair value assessments for these derivative contracts gave consideration to the risk of counterparty default as well as the Company's own credit risk. As of December 28, 2023 and December 29, 2022, the total fair value of the Company's interest rate cap contracts was approximately $1.8 million and $5.9 million, respectively, which are presented as a component of accumulated other comprehensive income (“AOCI”) within stockholders’ equity on the Consolidated Balance Sheets net of tax of $0.4 million and $1.4 million, respectively.
Non-recurring Fair Value Measurements
Except for the acquisition-related fair value measurements described in Note 15, “Acquisitions,” there were no assets or liabilities as of December 28, 2023 or December 29, 2022 that resulted from fair value measurements made on a non-recurring basis.

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
Derivative Position as of December 28, 2023:

in thousands	Notional Balance		Final Maturity Date	Other Current Assets	Other Assets	AOCI, Net of Tax
Designated as cash flow hedges:
Interest rate cap	$75,000	U.S. dollars	April 2024	$909	$—	$(711)
Interest rate cap	$75,000	U.S. dollars	April 2024	$910	$—	$(711)
Derivative Position as of December 29, 2022:

in thousands	Notional Balance		Final Maturity Date	Other Current Assets	Other Assets	AOCI, Net of Tax
Designated as cash flow hedges:
Interest rate cap	$75,000	U.S. dollars	April 2024	$2,275	$654	$(2,166)
Interest rate cap	$75,000	U.S. dollars	April 2024	$2,278	$656	$(2,171)
Designated Hedge Gains
Gains related to designated hedge contracts are as follows:

	Effective Portion Reclassified From AOCI to Earnings			Effective Portion Recognized in Other Comprehensive Income
	Fiscal Year Ended			Fiscal Year Ended
in thousands	December 28, 2023	December 29, 2022	December 30, 2021	December 28, 2023	December 29, 2022	December 30, 2021
Interest rate caps (cash flow hedges)	$5,069	$914	$—	$2,154	$4,716	$371
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

9. Commitments and Contingencies
Lease Commitments
The Company accounts for leases in accordance with ASC 842. The majority of the Company’s long-term operating lease agreements are for its retail locations, distribution centers, and corporate office, which expire in various years through 2049. Most of these agreements are retail leases wherein both the land and building are leased. The Company also has ground leases in which only the land is leased. The initial lease terms for the Company's retail locations, distribution centers, and corporate office typically range from 10-20 years. The majority of the Company’s leases also include options to extend, which are factored into the recognition of their respective assets and liabilities when appropriate based on management’s assessment of the probability that the options will be exercised. Lease payments used in measurement of the lease liability typically do not include executory costs, such as taxes, insurance, and maintenance, unless those costs can be reasonably estimated at lease commencement. Additionally, one building lease contains variable lease payments, which are determined based on a percentage of retail sales over a contractual level, and the Company subleases real estate within one of its distribution centers to a third party. Certain of the lease agreements include escalating rents over the lease terms, which, under ASC 842, results in rent being expensed on a straight-line basis over the life of the lease that commences on the date the Company has the right to control the property. The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants that would reasonably be expected to have a material impact on the business.
When readily determinable, the rate implicit in the lease is used to discount lease payments to present value; however, substantially all of the Company’s leases do not provide a readily determinable implicit rate. If the rate implicit in the lease is not readily determinable, the Company uses a third party to assist in the determination of a secured incremental borrowing rate, determined on a collateralized basis, to discount lease payments based on information available at lease commencement. The secured incremental borrowing rate is estimated based on yields obtained from Bloomberg for U.S. consumers with a BB credit rating and is adjusted for collateralization as well as inflation. As of December 28, 2023 and December 29, 2022, the Company’s weighted average discount rate was 5.7% and 5.4%, respectively. As of both December 28, 2023 and December 29, 2022, the weighted average remaining lease term of the Company’s leases was approximately 12 years.
Lease Costs
The table below presents components of lease expense for operating leases.

		Fiscal Year Ended
in thousands	Classification	December 28, 2023	December 29, 2022	December 30, 2021
Fixed operating lease cost:	Selling and store operating	$157,106	$139,603	$123,882
	Cost of sales	24,058	25,465	24,170
	Pre-opening	15,171	9,971	10,127
	General and administrative	4,161	4,622	4,359
Total fixed operating lease cost		$200,496	$179,661	$162,538

Variable lease cost (1):	Selling and store operating	$57,527	$49,605	$42,093
	Cost of sales	4,009	3,894	5,506
	Pre-opening	976	666	274
	General and administrative	1,420	787	310
Total variable lease cost		$63,932	$54,952	$48,183

Sublease income	Cost of sales	(2,722)	(2,722)	(2,694)

Total operating lease cost (2)		$261,706	$231,891	$208,027
(1)Includes variable costs for common area maintenance, property taxes, and insurance on leased real estate.
(2)Excludes short-term lease costs, which were immaterial for the fiscal years ended December 28, 2023, December 29, 2022, and December 30, 2021.

Undiscounted Cash Flows
Future minimum lease payments under non-cancelable operating leases as of December 28, 2023 were as follows:

in thousands	Amount
2024	$201,830
2025	202,451
2026	189,438
2027	179,514
2028	159,645
Thereafter	1,134,470
Total minimum lease payments (1) (2)	2,067,348
Less: amount of lease payments representing interest	639,166
Present value of future minimum lease payments	1,428,182
Less: current obligations under leases	126,428
Long-term lease obligations	$1,301,754
(1)Future lease payments exclude approximately $514.0 million of legally binding minimum lease payments for operating leases signed but not yet commenced.
(2)Operating lease payments include $246.7 million related to options to extend lease terms that are reasonably certain of being exercised.
For the fiscal years ended December 28, 2023, December 29, 2022, and December 30, 2021, cash paid for amounts included in the measurement of operating lease liabilities was $194.0 million, $178.0 million, and $157.9 million, respectively.
Litigation
On November 15, 2021, the Company was added as a defendant in a wrongful death lawsuit, Nguyen v. Inspections Now, Inc., No. 21-DCV-287142, pending in the 434th Judicial District Court of Fort Bend County, Texas. Inspections Now, Inc.; Bestview International Company; and Bestview (Fuzhou) Import & Export Co. LTD are also named as defendants in the case. Plaintiff’s petition alleges that “wood paneling” allegedly purchased from the Company was installed in the vicinity of plaintiff’s fireplace and caught fire while the fireplace was lit. The fire consumed plaintiff’s home and resulted in injuries to plaintiff and another occupant and the death of plaintiff’s three children and mother. Plaintiff alleges product defect and failure to warn claims against the Company; product defect, failure to warn, and strict liability claims against the Bestview entities; and negligent inspection claims against Inspections Now. Plaintiff’s petition seeks damages in excess of $1.0 million for property damage, personal injury, and wrongful death. The petition also seeks exemplary damages. Plaintiff’s ex-husband, brother, and the additional occupant have since intervened as plaintiffs in the lawsuit. Intervenors allege the same claims against the Company, Inspections Now, and the Bestview entities and collectively seek damages in excess of $11.0 million for property damage, personal injury (as to the other occupant), wrongful death, and exemplary damages. The Company has answered all petitions, denying the allegations, and is seeking dismissal of the lawsuit in favor of a first-filed lawsuit against other defendants (but arising from the same fire) pending in Harris County, Texas. The trial court denied the Company’s motion seeking dismissal on February 23, 2023, and on August 29, 2023, the Court of Appeals for the First Judicial District of Texas (in No. 01-23-00225-CV) denied the Company’s petition for a writ of mandamus challenging the trial court’s ruling. On October 10, 2023, the Company filed a petition seeking mandamus relief from the trial court’s ruling in the Supreme Court of Texas, No. 23-0845. That petition remains pending.
On June 18, 2020, an alleged stockholder filed a putative derivative complaint, Lincolnshire Police Pension Fund v. Taylor, et al., No. 2020-0487-JTL, in the Delaware Court of Chancery, purportedly on behalf of the Company against certain of the Company’s officers, directors, and stockholders. An amended complaint was filed on September 14, 2022. The Company along with the other defendants filed a motion to dismiss on October 31, 2022. The plaintiffs then filed a second amended complaint on December 22, 2022. On February 6, 2023, the Company, along with the other defendants, filed a motion to dismiss the operative complaint. On December 5, 2023, the Court denied the defendants’ motion to dismiss, and the case has proceeded to discovery. The complaint alleges breaches of fiduciary duties and unjust enrichment. The factual allegations underlying these claims are similar to the factual allegations made in the previously dismissed In re Floor & Decor Holdings, Inc. Securities Litigation, as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The complaint seeks unspecified damages and restitution for the Company from the individual defendants and the payment of costs and attorneys’ fees.

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
10. Debt
The following table summarizes the Company's long-term debt as of December 28, 2023 and December 29, 2022:

in thousands	Maturity Date	Interest Rate Per Annum at December 28, 2023 (1)		December 28, 2023	December 29, 2022
Credit Facilities:
Term Loan Facility	February 14, 2027	7.35%	Variable	$202,396	$204,499
Asset-based Loan Facility (“ABL Facility”)	August 4, 2027	6.61%	Variable	—	210,200
Total secured debt at par value				202,396	414,699
Less: current maturities				2,103	2,103
Long-term debt maturities				200,293	412,596
Less: unamortized discount and debt issuance costs				5,354	7,045
Total long-term debt				$194,939	$405,551
(1)The applicable interest rate for the Term Loan Facility as presented herein does not include the effect of interest rate cap agreements, which caps the applicable interest rate for $150.0 million of the Term Loan Facility at less than 1.68%.
The following table summarizes scheduled maturities of the Company’s debt as of December 28, 2023:

in thousands	Amount
2024	$2,103
2025	2,103
2026	2,629
2027	195,561
Total minimum debt payments	$202,396
Components of interest expense are as follows for the periods presented:

	Fiscal Year Ended
in thousands	December 28, 2023	December 29, 2022	December 30, 2021
Total interest costs, net of interest income (1)	$16,905	$14,942	$7,657
Less: interest capitalized	7,008	3,804	2,733
Interest expense, net	$9,897	$11,138	$4,924
(1)Total interest costs, net of interest income includes interest income related to the Company’s interest rate cap agreements totaling $5.1 million during fiscal 2023 and $0.9 million during fiscal 2022, respectively. No interest income was recognized related to the Company’s interest cap agreements in fiscal 2021. Refer to Note 8, “Derivatives and Risk Management” for additional details related to the Company’s interest rate cap agreements.

Term Loan Facility
The Term Loan Facility bears interest at a rate equal to either (a) a base rate determined by reference to the highest of (1) the “Prime Rate,” (2) the U.S. federal funds rate plus 0.5% and (3) one-month Term Secured Overnight Financing Rate (“SOFR”) plus 1.0%, or (b) Adjusted Term SOFR, plus, in each case, the applicable margin (each term as defined in the Term Loan Facility credit agreement). The applicable margin base rate loans will be between 1.00% and 1.25%, and the applicable margin for SOFR loans will be between 2.00% and 2.25% (subject to a floor of 0.00%), in each case, if the Company exceeds certain leverage ratio tests.
All obligations under the Term Loan Facility are secured by (1) a first-priority security interest in substantially all of the property and assets of Outlets and the other guarantors under the Term Loan Facility, with certain exceptions, and (2) a second-priority security interest in the collateral securing the ABL Facility.
ABL Facility
As of December 28, 2023, the Company's ABL Facility had a maximum availability of $800.0 million with actual available borrowings limited to the sum, at the time of calculation, of (a) eligible credit card receivables multiplied by the credit card advance rate, plus (b) the cost of eligible inventory, net of inventory reserves, multiplied by the applicable appraisal percentage, plus (c) 85% of eligible net trade receivables, plus (d) all eligible cash on hand, plus (e) 100% of the amount for which the eligible letter of credit must be honored after giving effect to any draws, minus certain Availability Reserves (each component as defined in the ABL Facility). The ABL Facility is available for issuance of letters of credit and contains a sublimit of $50.0 million for standby letters of credit and commercial letters of credit combined. Available borrowings under the facility are reduced by the face amount of outstanding letters of credit. The Company’s ABL Facility allows for the Company, under certain circumstances, to increase the size of the facility by an additional amount up to $200.0 million.
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
As of December 28, 2023, net availability under the ABL Facility was $718.4 million as reduced by letters of credit of $35.3 million.
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
Deferred Debt Issuance Costs and Original Issue Discounts
Deferred debt issuance costs related to the ABL Facility were approximately $1.7 million as of December 28, 2023 and $2.2 million as of December 29, 2022 and are included in other assets on the Consolidated Balance Sheets. Deferred debt issuance costs and original issue discounts related to the Term Loan Facility were $5.4 million as of December 28, 2023 and $7.0 million as of December 29, 2022 and are included in term loan on the Consolidated Balance Sheets. For the fiscal years ended December 28, 2023, December 29, 2022, and December 30, 2021, deferred debt issuance and original issue discount amortization expense was $2.2 million, $2.0 million, and $1.9 million, respectively, and is included in interest expense, net on the Company’s Consolidated Statements of Operations and Comprehensive Income.

Fair Value of Debt
Market risk associated with the Company’s long-term debt relates to the potential change in fair value and negative impact to future earnings, respectively, from a change in interest rates. The aggregate fair value of debt is based primarily on the Company’s estimates of interest rates, maturities, credit risk, and underlying collateral. The estimated fair values and classifications within the fair value hierarchy of the Term Loan Facility and the ABL Facility were as follows as of December 28, 2023 and December 29, 2022:

in thousands	Fair Value Hierarchy Classification	December 28, 2023	December 29, 2022
Term Loan Facility	Level 3	$201,637	$196,575
ABL Facility	Level 2	—	210,200
Total		$201,637	$406,775
The Term Loan Facility fair value is classified as Level 3 within the fair value hierarchy due to the use of unobservable inputs significant to the valuation, including indicative pricing from counterparties and discounted cash flow methods. The carrying amount of the borrowings under the ABL Facility approximates fair value as the ABL Facility variable interest rates are based on prevailing market rates, which are a Level 2 input.
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
On April 13, 2017, the board of directors approved the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan (the “2017 Plan”), which was subsequently approved by the Company’s stockholders. The 2017 Plan authorizes the Company to grant equity awards, including options, restricted stock units, restricted stock awards, and other stock-based awards to eligible employees (including officers), consultants, and non-employee directors up to an aggregate of 5,000,000 shares of Class A common stock.
On May 10, 2023, the Company amended the 2017 Plan to authorize the Company to grant equity awards, including options, restricted stock units, restricted stock awards, and other stock-based awards to eligible employees (including officers), consultants, and non-employee directors up to an aggregate of 9,000,000 shares of Class A common stock. As of December 28, 2023 and December 29, 2022, there were 5,187,323 and 1,745,649 shares available for grant pursuant to awards under the 2017 Plan, respectively.
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

The table below presents components of stock-based compensation expense within the Company’s Consolidated Statements of Operations and Comprehensive Income:

	Fiscal Year Ended
in thousands	December 28, 2023	December 29, 2022	December 30, 2021
General and administrative	$25,095	$21,665	$20,528
Selling and store operating	2,145	568	—
Total stock-based compensation expense	$27,240	$22,233	$20,528
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
No stock options were granted during fiscal years 2023 or 2022. During fiscal year 2021, stock option award grant date fair values were estimated using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

Fiscal Year Ended December 30, 2021
Weighted average fair value per stock option	$41.75
Risk-free interest rate	0.80%
Expected volatility	48%
Expected life (in years)	5.40
Dividend yield	—%
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
The table below summarizes stock option activity for the fiscal year ended December 28, 2023:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 30, 2022	2,101,559	$27.10
Exercised	(491,056)	$22.32
Forfeited or expired	(3,162)	$56.55
Outstanding at December 28, 2023	1,607,341	$28.51	3.9	$137,326
Vested and exercisable at December 28, 2023	1,521,654	$26.11	3.8	$133,569
The fair value of stock options vested during the fiscal years ended December 28, 2023, December 29, 2022, and December 30, 2021 was $3.0 million, $7.9 million, and $8.8 million, respectively. The aggregate intrinsic value of stock options exercised was $37.9 million, $20.4 million, and $126.6 million for the fiscal years ended December 28, 2023, December 29, 2022, and December 30, 2021, respectively.

The Company’s total unrecognized compensation cost related to stock options as of December 28, 2023 and December 29, 2022 was $1.0 million and $3.3 million, respectively. The unrecognized compensation cost remaining as of December 28, 2023 is expected to be recognized over a weighted average period of 0.9 years.
Restricted Stock Units
The Company periodically grants restricted stock units (“RSUs”) that represent an unfunded, unsecured right to receive a share of the Company’s Class A common stock upon vesting. During the fiscal year ended December 28, 2023, the Company granted RSUs to certain employees, executive officers, and non-employee directors comprised of service-based RSUs, performance-based RSUs, and total shareholder return (“TSR”) awards. Service-based RSUs vest based on the grantee’s continued service through the vesting date. The performance-based RSUs cliff vest based on (i) the Company's achievement of predetermined financial metrics at the end of a three-year performance period and (ii) the grantee’s continued service through the vesting date. Depending on the performance-based RSU grant and the extent to which the relevant performance goals are achieved, the number of common shares earned upon vesting may range from either 0% to 150% or 0% to 200% of the award granted. The TSR awards cliff vest based on (i) the Company's relative TSR compared to a specified peer group and (ii) the grantee's continued service through the vesting date. The number of common shares earned upon vesting of the TSR awards may range from 0% to 150% of the TSR awards granted with no vesting above the target awards amount if the Company’s three-year absolute TSR is negative. The Company assesses the probability of achieving all performance goals on a quarterly basis. The service periods for RSUs granted during the period varies by grantee and ranges between approximately two to four years from the grant date.
The following table summarizes restricted stock unit activity during the fiscal year ended December 28, 2023:

	Restricted Stock Units
	Service-based		Performance-based		Total shareholder return
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at December 30, 2022	408,829	$88.85	36,117	$95.62	—	$—
Granted	378,839	$90.60	188,543	$90.38	58,854	$104.67
Vested	(150,897)	$86.96	—	$—	—	$—
Forfeited	(28,631)	$88.92	(36,117)	$95.62	—	$—
Unvested at December 28, 2023	608,140	$90.40	188,543	$90.38	58,854	$104.67
The grant-date fair value of service-based RSUs and performance-based RSUs is based on the closing market price of the Company’s Class A common stock on the date of grant. The grant-date fair value of TSR awards is estimated using a Monte Carlo valuation method, which included the following assumptions for TSR awards granted during the period:

Fiscal Year Ended December 28, 2023
Expected term (in years)	2.8
Risk-free interest rate	4.5%
Expected volatility	49.5%
Dividend yield	—%
The total unrecognized compensation cost related to restricted stock units as of December 28, 2023 and December 29, 2022 was $42.8 million and $26.0 million, respectively. The unrecognized compensation cost remaining as of December 28, 2023 is expected to be recognized over a weighted average period of 2.1 years.
The total fair value of restricted stock units that vested during the fiscal years ended December 28, 2023, December 29, 2022, and December 30, 2021 was $13.7 million, $5.3 million, and $2.9 million, respectively.

Restricted Stock Awards
The following table summarizes restricted stock award activity during the fiscal year ended December 28, 2023 (no restricted stock awards were granted during fiscal 2023):

	Restricted Stock Awards
	Service-based		Performance-based (1)		Total shareholder return (1)
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at December 30, 2022	103,326	$59.18	134,318	$57.70	87,517	$44.28
Vested	(68,543)	$55.57	(86,656)	$57.70	(56,461)	$44.28
Unvested at December 28, 2023	34,783	$66.30	47,662	$57.70	31,056	$44.28
(1) The performance-based and total shareholder return restricted stock awards that vested during the period were issued at 100% of target based on achievement of the predetermined performance and total shareholder return criteria as specified in the underlying grant agreements.
The fair value of performance-based and service-based restricted stock awards is based on the closing market price of the Company's Class A common stock on the date of grant. The fair value of the total shareholder return awards is estimated on grant date using the Monte Carlo valuation method. Compensation cost for restricted stock awards is recognized using the straight-line method over the requisite service period, which for each of the awards is the service vesting period. As of December 28, 2023 and December 29, 2022, total unrecognized compensation cost related to unvested restricted stock awards was $0.7 million and $3.2 million, respectively. The unrecognized compensation cost remaining as of December 28, 2023 is expected to be recognized over a weighted average period of 0.8 years.
The total fair value of restricted stock awards that vested during the fiscal years ended December 28, 2023, December 29, 2022, and December 30, 2021 was $19.2 million, $2.2 million, and $1.4 million, respectively.
Employee Stock Purchase Plan
The Employee Stock Purchase Plan (the “ESPP”) is a tax-qualified plan under Section 423 of the Internal Revenue Code and permits eligible employees to purchase shares of the Company’s common stock through payroll deductions, subject to certain limitations. The Company has designated a purchase price per share of common stock acquired under the ESPP at the lesser of 90% of the lower of the fair market value of its common stock on either the first or last trading day of each six-month offering period. There are 1,500,000 shares of the Company’s Class A common stock, par value $0.001 per share, approved for issuance under the ESPP, 83,686, 62,274, and 46,273 of which were issued during fiscal years 2023, 2022, and 2021, respectively. During fiscal years 2023, 2022, and 2021, the Company recognized stock-based compensation expense related to the ESPP totaling $1.3 million, $1.2 million, and $1.0 million, respectively.
Deferred Compensation Plan
In October 2019, the Company adopted the 2019 Director Nonqualified Excess Plan (the “Plan”) to provide for certain employees or independent contractors of the employer (including directors) to elect to defer compensation, including restricted stock grants, until they separate from service. The Plan is intended to be a nonqualified deferred compensation plan that complies with the provisions of Section 409A of the Internal Revenue Code and is effective for compensation starting in fiscal 2020. Deferrals and related compensation expense under the Plan were immaterial in fiscal years 2023, 2022, and 2021.
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

The following table shows the computation of basic and diluted earnings per share for the periods presented:

	Fiscal Year Ended
in thousands, except per share data	December 28, 2023	December 29, 2022	December 30, 2021
Net income	$245,980	$298,195	$283,230
Basic weighted average shares outstanding	106,264	105,626	104,683
Dilutive effect of share-based awards	1,618	1,817	2,707
Diluted weighted average shares outstanding	107,882	107,443	107,390
Basic earnings per share	$2.31	$2.82	$2.71
Diluted earnings per share	$2.28	$2.78	$2.64
The following potentially dilutive securities were excluded from the computation of diluted earnings per share as a result of their anti-dilutive effect:

	Fiscal Year Ended
in thousands	December 28, 2023	December 29, 2022	December 30, 2021
Stock options	55	69	71
Restricted stock units	12	267	—
13. Selected Quarterly Financial Information (unaudited)
The following tables present the Company’s unaudited quarterly results for fiscal 2023 and fiscal 2022.

	Fiscal 2023
in thousands, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$1,122,052	$1,135,899	$1,107,812	$1,048,121
Gross profit	$469,118	$479,633	$467,455	$442,142
Net income	$71,524	$71,452	$65,923	$37,081
Basic earnings per share	$0.67	$0.67	$0.62	$0.35
Diluted earnings per share	$0.66	$0.66	$0.61	$0.34

	Fiscal 2022
in thousands, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$1,028,734	$1,089,846	$1,097,824	$1,048,069
Gross profit	$408,058	$436,282	$447,475	$435,901
Net income	$70,951	$81,832	$76,175	$69,237
Basic earnings per share	$0.67	$0.78	$0.72	$0.65
Diluted earnings per share	$0.66	$0.76	$0.71	$0.64
14. Supply Chain Finance
The Company facilitates supply chain finance programs through financial intermediaries, which provide certain suppliers the option to be paid by the financial intermediaries earlier than the due date on the applicable invoice. When a supplier utilizes one of the supply chain finance programs and receives an early payment from a financial intermediary, it takes a discount on the invoice. The Company then pays the financial intermediary the invoice on the original due date. The Company does not reimburse suppliers for any costs they incur for participation in the program. Supplier participation is voluntary, and there are no assets pledged as security or other forms of guarantees provided for the committed payment to the financial intermediaries. As a result, all amounts owed to the financial intermediaries are presented as trade accounts payable in the Consolidated Balance Sheets. Amounts due to the financial intermediaries reflected in trade accounts payable at December 28, 2023 and December 29, 2022 were $114.0 million and $82.5 million, respectively.

15. Acquisitions
The Company made acquisitions during fiscal 2023, fiscal 2022, and fiscal 2021 to expand its commercial surfaces business which are accounted for in accordance with ASC 805. The results of operations, financial position, and cash flows related to these acquisitions have been included in the Company’s consolidated financial statements since their respective acquisition dates. During fiscal 2023 and 2021, the Company recognized business acquisition and integration costs totaling $0.9 million and $3.4 million, respectively, in general and administrative expenses within the Consolidated Statements of Operations and Comprehensive Income. Business acquisition and integration costs incurred during fiscal 2022 were immaterial.
Salesmaster
As part of the Company’s continued expansion into commercial surfaces, the Company acquired a seller of commercial surfaces Salesmaster Associates, Inc. (“Salesmaster”) on June 7, 2023 (“acquisition date”). Total estimated consideration for the acquisition was $20.1 million, including $17.4 million of cash and contingent consideration with an estimated fair value of $2.8 million (refer to Note 7, “Fair Value Measurements” for additional information regarding the contingent consideration). The acquisition was accounted for in accordance with ASC 805, and, accordingly, Salesmaster’s results of operations, financial position, and cash flows have been consolidated in the Company’s consolidated financial statements since the date of acquisition. Net sales and net earnings for fiscal 2023 attributable to Salesmaster since the completion of the acquisition were immaterial. Results of operations would not be materially different as a result of the acquisition and therefore pro forma information is not presented. Salesmaster is a wholly-owned subsidiary of Spartan.
In accordance with ASC 805, the Company recorded the following assets and liabilities at their respective estimated acquisition date fair values: $12.1 million of net working capital consisting primarily of inventory and receivables, $6.0 million of lease right-of-use assets and fixed assets, $5.0 million of customer relationships, $2.5 million of goodwill, and $5.5 million of operating lease liabilities. The estimated fair value of the customer relationships was determined with assistance from a third-party valuation specialist using the multi-period excess earnings method and included significant assumptions such as the amount and timing of projected cash flows, growth rates, customer attrition rates, and discount rates, resulting in a Level 3 classification within the fair value hierarchy. The customer relationships will be amortized over an estimated useful life of 12 years.
The goodwill arising from the acquisition is primarily attributable to operational synergies and acceleration of growth strategies. The goodwill and intangible assets from the Salesmaster acquisition are fully deductible for U.S. federal and state tax purposes.
Spartan
On June 4, 2021, the Company acquired 100% of Spartan, a seller of commercial surfaces company for total purchase consideration of $77.7 million. Total purchase consideration was comprised of the following components at their respective acquisition date fair values: $63.6 million cash, net of cash acquired, $9.1 million of contingent consideration, and $5.0 million of the Company’s common stock.
The contingent consideration represents the estimated fair value associated with potential earn-out payments to the seller of up to $18.0 million subject to Spartan’s achievement of certain financial performance targets in fiscal years 2021 through 2024. Of the total earn-out consideration, $9.0 million is related to the achievement of certain earnings margin targets, and $9.0 million is related to the achievement of certain annual gross profit targets. A portion of these earn-out opportunities is payable each year subject to achievement of the applicable performance targets for that year, with the maximum payout requiring that each of the individual annual targets are met. Refer to Note 7, “Fair Value Measurements” for additional information regarding the contingent consideration.
Other Sellers of Commercial Surfaces
During fiscal 2022, the Company acquired three small sellers of commercial surfaces for total consideration of $4.6 million, including $3.8 million of cash and $0.8 million of contingent earn-out consideration. The acquired assets and liabilities were recorded at their estimated fair values and were primarily comprised of $3.3 million of customer relationships with useful lives of 12 years.
16. Subsequent Event
The Company has interest cap agreements that expire in April 2024 (see Note 8, “Derivatives and Risk Management” for additional details). To reduce interest rate risk associated with the Company’s Term Loan Facility, the Company entered into an interest rate cap agreement on January 15, 2024 with a notional value of $150.0 million. The contract is designated as a cash flow hedge. The contract effectively caps SOFR based interest payments on a portion of the Company’s Term Loan Facility at 5.50% beginning in May 2024 and will continue until the agreement expires in April 2026.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 28, 2023, our disclosure controls and procedures were effective.
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
Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 28, 2023, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 28, 2023.
Ernst & Young LLP, our independent registered public accounting firm, has issued an unqualified opinion on the effectiveness of internal control over financial reporting as of December 28, 2023, which is included in “Part II, Item 8 - Financial Statements and Supplementary Data.”
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the fourth quarter of our fiscal year ended December 28, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 28, 2023, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item will be contained in our definitive Proxy Statement in connection with our 2024 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 28, 2023 (the “Proxy Statement”), and is incorporated herein by reference.
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
	Reports of Independent Registered Public Accounting Firm
	Consolidated Balance Sheets as of December 28, 2023 and December 29, 2022
	Consolidated Statements of Operations and Comprehensive Income for the fiscal years ended December 28, 2023, December 29, 2022, and December 30, 2021
	Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended December 28, 2023, December 29, 2022, and December 30, 2021
	Consolidated Statements of Cash Flows for the fiscal years ended December 28, 2023, December 29, 2022, and December 30, 2021
	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

There are no Financial Statement Schedules included with this filing for the reason that they are not applicable or are not required or the information is included in the financial statements or notes thereto.

3.	Exhibits:
		Incorporated by Reference
Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended & Restated Certificate of Incorporation of Floor & Decor Holdings, Inc.	10-Q	001-38070	3.1	8/5/2021
3.2	Third Amended and Restated Bylaws of Floor & Decor Holdings, Inc.	10-Q	001-38070	3.2	11/2/2023
4.1	Specimen Class A Common Stock Certificate	S-1/A	333-216000	4.1	4/17/2017
4.2	Registration Rights Agreement, dated May 2, 2017, by and among Floor & Decor Holdings, Inc., Ares Corporate Opportunities Fund III, L.P., FS Equity Partners VI, L.P. and the other stockholders party thereto	8-K	001-38070	4.1	5/2/2017
4.3	Description of Securities*
10.1	FDO Holdings, Inc. Amended and Restated 2011 Stock Incentive Plan#	S-1/A	333-216000	10.1	4/7/2017
10.2	First Amendment to FDO Holdings, Inc. Amended and Restated 2011 Stock Incentive Plan#	S-1/A	333-216000	10.2	4/7/2017
10.3	Second Amendment to FDO Holdings, Inc. Amended and Restated 2011 Stock Incentive Plan#	S-1/A	333-216000	10.3	4/7/2017
10.4	Third Amendment to FDO Holdings, Inc. Amended and Restated 2011 Stock Incentive Plan#	S-1/A	333-216000	10.4	4/7/2017
10.5	Fourth Amendment to FDO Holdings, Inc. Amended and Restated 2011 Stock Incentive Plan#	S-1	333-221525	10.5	11/13/2017
10.6	Form of Stock Option Agreement under the FDO Holdings, Inc. Amended and Restated 2011 Stock Incentive Plan#	S-1/A	333-216000	10.5	4/7/2017
10.7	Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan#	8-K	001-38070	10.1	5/2/2017
10.8	Amendment No. 1 to the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan#	8-K	001-38070	10.1	5/12/2023
10.9	Form of Stock Option Agreement under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan#	S-1/A	333-216000	10.7	4/17/2017
10.10	Form of Restricted Stock Agreement under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan#	S-1/A	333-216000	10.8	4/7/2017
10.11	Form of Performance Restricted Stock Agreement under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan#	8-K	001-38070	10.6	2/4/2020
10.12	Form of Non-CEO Restricted Stock Unit Agreement under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan#	10-K	001-38070	10.11	2/23/2023
10.13	Form of CEO Restricted Stock Unit Agreement under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan#	10-K	001-38070	10.12	2/23/2023
10.14	Form of Non-CEO Performance Restricted Stock Unit Agreement under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan#	10-K	001-38070	10.13	2/23/2023
10.15	Form of CEO Performance Restricted Stock Unit Agreement under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan#	10-K	001-38070	10.14	2/23/2023
10.16	Form of Non-CEO Performance Restricted Stock Unit Agreement under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan#	10-Q	001-38070	10.1	5/4/2023
10.17	Form of CEO Performance Restricted Stock Unit Agreement under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan#	10-Q	001-38070	10.2	5/4/2023
10.18	Form of Non-CEO 2023 Special Performance and Service Restricted Stock Unit Agreement under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan#	10-Q	001-38070	10.3	5/4/2023
10.19	Form of CEO 2023 Special Performance and Service Restricted Stock Unit Agreement under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan#	10-Q	001-38070	10.4	5/4/2023
10.20	Form of Indemnification Agreement by and between Floor & Decor Holdings, Inc. and its directors and officers	10-K	001-38070	10.11	2/25/2021

		Incorporated by Reference
Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.21	Second Amended and Restated Employment Agreement, dated February 3, 2020, between Floor and Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and Thomas V. Taylor#	8-K	001-38070	10.1	2/4/2020
10.22	Consulting Agreement, dated December 3, 2012, by and between Floor and Decor Outlets of America, Inc., FDO Holdings, Inc. and George Vincent West#	S-1/A	333-216000	10.11	4/7/2017
10.23	First Amendment, dated March 11, 2019, to Consulting Agreement by and between Floor and Decor Outlets of America, Inc., FDO Holdings, Inc., and George Vincent West#	10-Q	001-38070	10.1	5/2/2019
10.24	Second Amended and Restated Employment Agreement, dated February 3, 2020, between Floor and Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and Trevor S. Lang#	8-K	001-38070	10.2	2/4/2020
10.25	Second Amended and Restated Employment Agreement, dated February 3, 2020, between Floor and Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and David V. Christopherson#	8-K	001-38070	10.5	2/4/2020
10.26	Amended and Restated Employment Agreement, dated February 3, 2020, between Floor and Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and Brian K. Robbins#	8-K	001-38070	10.4	2/4/2020
10.27	Addendum to Employment Agreement, dated March 26, 2020, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and Thomas V. Taylor#	10-Q	001-38070	10.9	4/30/2020
10.28	Addendum to Employment Agreement, dated March 26, 2020, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and David V. Christopherson#	10-Q	001-38070	10.10	4/30/2020
10.29	Addendum to Employment Agreement, dated March 26, 2020, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and Brian K. Robbins#	10-Q	001-38070	10.11	4/30/2020
10.30	Addendum to Employment Agreement, dated March 26, 2020, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and Trevor S. Lang#	10-Q	001-38070	10.12	4/30/2020
10.31	Addendum to Employment Agreement, dated August 3, 2022, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and Trevor S. Lang#	8-K	001-38070	10.2	8/4/2022
10.32	Employment Agreement, dated February 23, 2023, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc., and Bryan Langley#	10-K	001-38070	10.27	2/23/2023
10.33	Addendum to Employment Agreement, dated August 1, 2023, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and Thomas V. Taylor#	10-Q	001-38070	10.1	8/3/2023
10.34	Addendum to Employment Agreement, dated August 1, 2023, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and Trevor S. Lang#	10-Q	001-38070	10.2	8/3/2023
10.35	Addendum to Employment Agreement, dated August 1, 2023, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and David V. Christopherson#	10-Q	001-38070	10.3	8/3/2023
10.36	Addendum to Employment Agreement, dated August 1, 2023, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and Brian K. Robbins#	10-Q	001-38070	10.4	8/3/2023
10.37	Addendum to Employment Agreement, dated August 1, 2023, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and Bryan Langley#	10-Q	001-38070	10.5	8/3/2023
10.38	Addendum to Employment Agreement, dated August 25, 2023, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and Brian K. Robbins#	8-K	001-38070	10.1	8/28/2023
10.39	Floor & Decor Holdings, Inc. Employee Stock Purchase Plan#	DEF 14A	001-38070	Annex A	3/27/2018
10.40	First Amendment to Floor & Decor Holdings, Inc. Employee Stock Purchase Plan#	S-8	333-225092	99.2	5/22/2018
10.41	Second Amendment to Floor & Decor Holdings, Inc. Employee Stock Purchase Plan#	10-Q	001-38070	10.1	11/1/2018
10.42	Amended and Restated Credit Agreement, dated as of September 30, 2016, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., Wells Fargo Bank, National Association, as administrative agent and collateral agent and swing line lender, the lenders from time to time party thereto, Bank of America, N.A. and U.S. Bank National Association, as each as syndication agent, and Wells Fargo Bank, National Association, Bank of America, N.A. and U.S. Bank National Association as joint lead arrangers and joint book managers	S-1/A	333-216000	10.16	4/7/2017
10.43	Amended and Restated Security Agreement, dated as of September 30, 2016, by and among Floor and Decor Outlets of America, Inc., the other borrowers and guarantors from time to time party thereto, Wells Fargo Bank, National Association, as collateral agent	S-1/A	333-216000	10.17	4/7/2017
10.44	Credit Agreement, dated as of September 30, 2016, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., the lenders from time to time party thereto, UBS AG, Stamford Branch, as administrative agent and collateral agent, the lenders from time to time party thereto and UBS Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities LLC, as joint lead arrangers and joint bookrunners	S-1/A	333-216000	10.18	4/7/2017
10.45	Security Agreement, dated as of September 30, 2016, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., the other loan parties from time to time party thereto and UBS AG, Stamford Branch, as collateral agent	S-1/A	333-216000	10.19	4/7/2017
10.46	Guaranty Agreement, dated as of September 30, 2016, by FDO Acquisition Corp. in favor of UBS AG, Stamford Branch, as collateral agent	S-1/A	333-216000	10.20	4/7/2017
10.47	Amendment No. 1 to Credit Agreement, dated as of March 31, 2017, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., the other loan parties party thereto, the lenders party thereto, and UBS AG, Stamford Branch, as administrative agent and collateral agent	S-1/A	333-216000	10.21	4/7/2017
10.48	Amendment No. 2 to Credit Agreement, dated as of November 22, 2017, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., the other loan parties party thereto, the lenders party thereto, and UBS AG, Stamford Branch, as administrative agent and collateral agent	10-K	001-38070	10.23	3/5/2018
10.49	Amendment No. 3 to Credit Agreement and Amendment No. 1 to Security Agreement, dated as of February 14, 2020, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., FD Sales Company, LLC, the lenders party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent	8-K	001-38070	10.1	2/19/2020

Incorporated by Reference
Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.50	Amendment No. 4 and Incremental Term Loan Agreement to Credit Agreement, dated as of May 18, 2020, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., FD Sales Company, LLC, the lenders party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent	8-K	001-38070	10.1	5/18/2020
10.51	Amendment No. 5 and Incremental Term Loan Agreement to Credit Agreement, dated as of February 9, 2021, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., FD Sales Company LLC, the lenders party thereto, UBS AG, Stamford Branch, as administrative agent and collateral agent and Golub Capital LLC, as additional initial term Loan arranger	8-K	001-38070	10.1	2/9/2021
10.52	Amendment No. 6 to Credit Agreement, dated as of November 15, 2022, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., FD Sales Company LLC and UBS AG Stamford Branch, as administrative agent and collateral agent	8-K	001-38070	10.1	11/15/2022
10.53	Amendment No. 1 to Amended and Restated Credit Agreement and Amendment No. 1 to Amended and Restated Security Agreement, dated as of February 14, 2020, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., FD Sales Company LLC, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent and collateral agent	8-K	001-38070	10.2	2/19/2020
10.54	Amendment No. 2 to Amended and Restated Credit Agreement and Amendment No. 2 to Amended and Restated Security Agreement, dated as of August 4, 2022, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., FD Sales Company LLC, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent and collateral agent	8-K	001-38070	10.1	8/4/2022
10.55	Floor & Decor Holdings, Inc. Director Nonqualified Excess Plan	10-K	001-38070	10.38	2/25/2021
10.56	Floor & Decor Holdings, Inc., Incentive Compensation Recoupment Policy, effective as of May 2, 2019, as amended and restated as of November 1, 2023#*
21.1	List of subsidiaries*
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
97	Dodd-Frank Clawback Policy*
101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File- the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

#	Denotes a management contract or compensatory plan or arrangement.
*	Filed herewith.
**
These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOOR & DECOR HOLDINGS, INC.

By:	/s/ Thomas V. Taylor
Thomas V. Taylor Chief Executive Officer
Date:	February 22, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 22, 2024.

Signature	Title	Date

/s/ Thomas V. Taylor	Chief Executive Officer (Principal Executive Officer) and Director	February 22, 2024
Thomas V. Taylor

/s/ Bryan H. Langley	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2024
Bryan H. Langley

/s/ Luke T. Olson	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 22, 2024
Luke T. Olson

/s/ Norman H. Axelrod	Chairman of the Board	February 22, 2024
Norman H. Axelrod

/s/ George Vincent West	Vice Chairman of the Board	February 22, 2024
George Vincent West

/s/ William T. Giles	Director	February 22, 2024
William T. Giles

/s/ Dwight L. James	Director	February 22, 2024
Dwight L. James

/s/ Melissa D. Kersey	Director	February 22, 2024
Melissa D. Kersey

/s/ Ryan R. Marshall	Director	February 22, 2024
Ryan R. Marshall

/s/ Peter M. Starrett	Director	February 22, 2024
Peter M. Starrett

/s/ Richard L. Sullivan	Director	February 22, 2024
Richard L. Sullivan

/s/ Felicia D. Thornton	Director	February 22, 2024
Felicia D. Thornton

/s/ Charles D. Young	Director	February 22, 2024
Charles D. Young