Form 10-Q
period 2024-03-28
Floor & Decor Holdings, Inc.
filed 2024-05-02
CIK 1507079

74

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2024
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2024
Class A common stock, $0.001 par value per share	107,011,860

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
The forward-looking statements contained in this Quarterly Report are only predictions. Although we believe that the expectations reflected in the forward-looking statements in this Quarterly Report are reasonable, we cannot guarantee future events, results, performance, or achievements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements in this Quarterly Report, including, without limitation, those factors described in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I, Item 1A, “Risk Factors” of Part II, and elsewhere in the Company’s filings with the Securities and Exchange Commission (the “SEC”). Some of the key factors that could cause actual results to differ from our expectations include the following:
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
•any disruption in our distribution capabilities, supply chain, and our related planning and control processes, including carrier capacity constraints, port congestion or shut down, transportation costs, and other supply chain costs or product shortages;
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
•geopolitical risks, such as the conflict in the Middle East, the ongoing war in Ukraine, and U.S. policies related to global trade and tariffs, such as import restrictions under the Uyghur Forced Labor Prevention Act, or any antidumping and countervailing duties, any of which could impact our ability to import from foreign suppliers or raise our costs;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

in thousands, except for share and per share data	As of March 28, 2024	As of December 28, 2023
Assets
Current assets:
Cash and cash equivalents	$57,426	$34,382
Income taxes receivable	15,830	27,870
Receivables, net	100,951	99,513
Inventories, net	1,032,130	1,106,150
Prepaid expenses and other current assets	49,746	48,725
Total current assets	1,256,083	1,316,640
Fixed assets, net	1,651,373	1,629,917
Right-of-use assets	1,317,694	1,282,625
Intangible assets, net	152,953	153,869
Goodwill	257,940	257,940
Deferred income tax assets, net	15,406	14,227
Other assets	7,211	7,332
Total long-term assets	3,402,577	3,345,910
Total assets	$4,658,660	$4,662,550
Liabilities and stockholders’ equity
Current liabilities:
Current portion of term loan	$2,103	$2,103
Current portion of lease liabilities	129,150	126,428
Trade accounts payable	641,180	679,265
Accrued expenses and other current liabilities	287,011	332,940
Deferred revenue	14,195	11,277
Total current liabilities	1,073,639	1,152,013
Term loan	194,836	194,939
Lease liabilities	1,337,756	1,301,754
Deferred income tax liabilities, net	60,478	67,188
Other liabilities	11,150	15,666
Total long-term liabilities	1,604,220	1,579,547
Total liabilities	2,677,859	2,731,560
Commitments and contingencies (Note 5)
Stockholders’ equity
Capital stock:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at March 28, 2024 and December 28, 2023	—	—
Common stock Class A, $0.001 par value; 450,000,000 shares authorized; 107,011,266 shares issued and outstanding at March 28, 2024 and 106,737,532 issued and outstanding at December 28, 2023	107	107
Common stock Class B, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at March 28, 2024 and December 28, 2023	—	—
Common stock Class C, $0.001 par value; 30,000,000 shares authorized; 0 shares issued and outstanding at March 28, 2024 and December 28, 2023	—	—
Additional paid-in capital	513,809	513,060
Accumulated other comprehensive income, net	452	1,422
Retained earnings	1,466,433	1,416,401
Total stockholders’ equity	1,980,801	1,930,990
Total liabilities and stockholders’ equity	$4,658,660	$4,662,550
See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Thirteen Weeks Ended
in thousands, except for per share data	March 28, 2024	March 30, 2023
Net sales	$1,097,289	$1,122,052
Cost of sales	627,263	652,934
Gross profit	470,026	469,118
Operating expenses:
Selling and store operating	334,345	303,671
General and administrative	66,777	61,911
Pre-opening	9,593	8,020
Total operating expenses	410,715	373,602
Operating income	59,311	95,516
Interest expense, net	1,955	4,862
Income before income taxes	57,356	90,654
Income tax expense	7,324	19,130
Net income	$50,032	$71,524
Change in fair value of hedge instruments, net of tax	(970)	(849)
Total comprehensive income	$49,062	$70,675
Basic earnings per share	$0.47	$0.67
Diluted earnings per share	$0.46	$0.66
See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Class A
in thousands	Shares	Amount
Balance, December 29, 2023	106,738	$107	$513,060	$1,422	$1,416,401	$1,930,990
Stock-based compensation expense	—	—	7,232	—	—	7,232
Exercise of stock options	171	—	3,854	—	—	3,854
Issuance of common stock upon vesting of restricted stock units	184	—	—	—	—	—
Shares issued under employee stock purchase plan	28	—	2,720	—	—	2,720
Common stock redeemed for tax liability	(110)	—	(13,057)	—	—	(13,057)
Other comprehensive loss, net of tax	—	—	—	(970)	—	(970)
Net income	—	—	—	—	50,032	50,032
Balance, March 28, 2024	107,011	$107	$513,809	$452	$1,466,433	$1,980,801

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Class A
in thousands	Shares	Amount
Balance, December 30, 2022	106,151	$106	$482,312	$4,337	$1,170,421	$1,657,176
Stock-based compensation expense	—	—	6,741	—	—	6,741
Exercise of stock options	79	—	2,130	—	—	2,130
Issuance of common stock upon vesting of restricted stock units	117	—	—	—	—	—
Shares issued under employee stock purchase plan	43	—	2,558	—	—	2,558
Common stock redeemed for tax liability	(119)	—	(10,863)	—	—	(10,863)
Other comprehensive loss, net of tax	—	—	—	(849)	—	(849)
Net income	—	—	—	—	71,524	71,524
Balance, March 30, 2023	106,271	$106	$482,878	$3,488	$1,241,945	$1,728,417
See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Thirteen Weeks Ended
in thousands	March 28, 2024	March 30, 2023
Operating activities
Net income	$50,032	$71,524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,423	46,352
Deferred income taxes	(7,530)	(7,211)
Stock-based compensation expense	7,232	6,741
Change in fair value of contingent earn-out liabilities	576	1,434
Loss (gain) on asset impairments and disposals, net	37	(177)
Interest cap derivative contracts	28	28
Changes in operating assets and liabilities:
Receivables, net	(1,438)	6,740
Inventories, net	74,020	111,189
Trade accounts payable	(35,079)	47,176
Accrued expenses and other current liabilities	(7,905)	(68,733)
Income taxes	13,186	25,495
Deferred revenue	2,918	4,358
Other, net	(4,990)	5,364
Net cash provided by operating activities	147,510	250,280
Investing activities
Purchases of fixed assets	(111,688)	(139,398)
Net cash used in investing activities	(111,688)	(139,398)
Financing activities
Payments on term loan	(526)	(526)
Borrowings on revolving line of credit	258,600	215,400
Payments on revolving line of credit	(258,600)	(319,100)
Payments of contingent earn-out liabilities	(5,769)	(5,241)
Proceeds from exercise of stock options	3,854	2,130
Proceeds from employee stock purchase plan	2,720	2,558
Tax payments for stock-based compensation awards	(13,057)	(10,863)
Net cash used in financing activities	(12,778)	(115,642)
Net increase (decrease) in cash and cash equivalents	23,044	(4,760)
Cash and cash equivalents, beginning of the period	34,382	9,794
Cash and cash equivalents, end of the period	$57,426	$5,034
Supplemental disclosures of cash flow information
Buildings and equipment acquired under operating leases	$68,360	$55,701
Cash paid for interest, net of capitalized interest	$1,195	$4,692
Cash paid for income taxes, net of refunds	$1,665	$1,651
Fixed assets accrued at the end of the period	$100,091	$109,161
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
As of March 28, 2024, the Company, through its wholly owned subsidiary, Floor and Decor Outlets of America, Inc. (“Outlets”), operates 225 warehouse-format stores, which average 78,000 square feet, and five small-format standalone design studios in 36 states, as well as four distribution centers and an e-commerce site, FloorandDecor.com, and a commercial surfaces business through its subsidiary, Spartan Surfaces, LLC. (“Spartan”). Substantially all of the Company’s operating assets and liabilities are held by Outlets.
Fiscal Year
The Company’s fiscal year is the 52- or 53-week period ending on the Thursday on or preceding December 31st. The fiscal year ending December 26, 2024 (“fiscal 2024”) and the fiscal year ended December 28, 2023 (“fiscal 2023”) include 52 weeks. 52-week fiscal years consist of thirteen-week periods in each quarter of the fiscal year. When a 53-week fiscal year occurs, the Company reports the additional week at the end of the fiscal fourth quarter.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. The Condensed Consolidated Balance Sheet as of December 28, 2023 has been derived from the audited Consolidated Balance Sheet for the fiscal year then ended. The interim condensed consolidated financial statements should be read together with the audited consolidated financial statements and related footnote disclosures included in the Company’s Annual Report on Form 10-K for fiscal 2023, filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2024 (the “Annual Report”). Management believes the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments considered necessary for a fair statement of results for the interim periods presented. Results of operations for the thirteen weeks ended March 28, 2024 are not necessarily indicative of the results to be expected for the full year.
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
Recently Adopted Accounting Pronouncements
Leases. In March 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-01, “Leases (Topic 842), Common Control Arrangements.” The amendments in the ASU applying to public business entities clarifies the accounting for leasehold improvements associated with common control leases, reducing diversity in practice and providing investors with financial information that will better reflect the economics of those transactions. In the first quarter of fiscal 2024, the Company adopted ASU No. 2023-01 on a prospective basis to all new leasehold improvements. The adoption of ASU 2023-01 did not have an impact on the Company’s consolidated financial statements or related disclosures and would only have an impact to the extent that the Company has future common control leases.

Supplier Finance Programs. In September 2022, the FASB issued ASU No. 2022-04, “Liabilities - Supplier Finance Programs (Subtopic 405-50).” The ASU requires disclosure of the key terms of outstanding supply chain finance programs and a rollforward of the related amounts due to vendors participating in these programs. In the first quarter of fiscal 2023, the Company adopted the portion of the ASU 2022-04 guidance requiring disclosure of key terms of supply chain finance programs. The portion of the ASU 2022-04 guidance requiring a rollforward of activity within supply chain finance programs will be adopted in the Company’s Annual Report for fiscal 2024 and is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows as the standard only impacts financial statement footnote disclosures. For additional information, refer to Note 9, “Supply Chain Finance.”
Recently Issued Accounting Pronouncements
Codification Improvements. In March 2024, the FASB issued ASU No. 2024-02, “Codification Improvements - Amendments to Remove References to the Concepts Statements.” ASU 2024-02 removes references to various FASB Concepts Statements within the Codification. The guidance in ASU No. 2024-02 is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years, and can be applied either prospectively to all new transactions recognized on or after the date that the entity first applies the amendments or retrospectively to the beginning of the earliest comparative period presented in which the amendments were first applied. Early adoption is permitted. The adoption of ASU 2024-02 is not expected to have a material impact on the Company’s consolidated financial statements or related disclosures.
Stock Compensation. In March 2024, the FASB issued ASU No. 2024-01, “Compensation - Stock Compensation (Topic 718).” The amendments in this ASU clarify how an entity determines whether a profits interest or similar award is within the scope of Accounting Standards Codification (“ASC”) 718, Compensation-Stock Compensation (“ASC 718”), by adding illustrative guidance. The guidance in ASU No. 2024-01 is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years, and can be applied either retrospectively to all prior periods presented in the consolidated financial statements or prospectively to profits interest and similar awards granted or modified on or after the date at which the entity first applies the amendments. Early adoption is permitted. The adoption of ASU 2024-01 is not expected to have any impact on the Company’s consolidated financial statements or related disclosures. The Company expects that ASU 2024-01 would only be applicable to the Company to the extent that it issues profits interests or similar awards.
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
Segment Reporting. In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU expands disclosure of reportable segments by requiring more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how the Chief Operating Decision Maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The guidance in ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. This guidance should be applied retrospectively to all prior periods presented in the consolidated financial statements. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-07 on the Company’s consolidated financial statements and related disclosures.
Presentation and Disclosure Requirements. In October 2023, the FASB issued ASU No. 2023-06, “Disclosure Improvements - Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” The ASU amends the disclosure or presentation requirements related to various subtopics in the FASB ASC. The ASU was issued in response to the SEC’s August 2018 final amendments in Release No. 33-10532, Disclosure Update and Simplification, that updated and simplified disclosure requirements that the SEC believed were duplicative, overlapping, or outdated. The guidance in ASU 2023-06 is intended to align GAAP requirements with those of the SEC and to facilitate the application of GAAP for all entities. The amendments introduced by ASU 2023-06 are effective if the SEC removes the related disclosure or presentation requirement from its existing regulations by June 30, 2027. If, by June 30, 2027, the SEC has not removed the applicable requirements from its existing regulations, the pending content of the associated amendment will be removed from the ASC and will not become effective for any entities. Early adoption is permitted. The adoption of ASU 2023-06 is not expected to have a material impact on the Company’s consolidated financial statements or related disclosures.

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
Contract liabilities within the Condensed Consolidated Balance Sheets as of March 28, 2024 and December 28, 2023 primarily consisted of deferred revenue as well as amounts in accrued expenses and other current liabilities related to the Pro Premier Rewards loyalty program and unredeemed gift cards. As of March 28, 2024, contract liabilities totaled $72.6 million and included $47.5 million of loyalty program liabilities, $14.2 million of deferred revenue, and $10.9 million of unredeemed gift cards. As of December 28, 2023, contract liabilities totaled $69.6 million and included $45.6 million of loyalty program liabilities, $11.3 million of deferred revenue, and $12.7 million of unredeemed gift cards. Of the contract liabilities outstanding as of December 28, 2023, approximately $12.9 million was recognized in revenue during the thirteen weeks ended March 28, 2024.
Disaggregated Revenue
The Company has one reportable segment. The following table presents the net sales of each major product category (in thousands):

	Thirteen Weeks Ended
	March 28, 2024		March 30, 2023
Product Category	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Laminate and vinyl	$265,393	24%	$299,378	27%
Tile	256,386	23	264,584	24
Installation materials and tools	219,487	20	202,069	18
Decorative accessories and wall tile	193,868	18	198,578	18
Wood	67,740	6	62,221	6
Natural stone	49,992	5	55,025	5
Adjacent categories	23,058	2	20,012	1
Other (1)	21,365	2	20,185	1
Total	$1,097,289	100%	$1,122,052	100%
(1) Other includes delivery, sample, and other product revenue and adjustments for deferred revenue, sales returns reserves, and other revenue related adjustments that are not allocated on a product-category basis.

3. Debt
The following table summarizes the Company’s long-term debt as of March 28, 2024 and December 28, 2023:

in thousands	Maturity Date	Interest Rate Per Annum at March 28, 2024 (1)		March 28, 2024	December 28, 2023
Credit Facilities:
Term Loan Facility	February 14, 2027	7.33%	Variable	$201,870	$202,396
Asset-based Loan Facility (“ABL Facility”)	August 4, 2027	6.58%	Variable	—	—
Total secured debt at par value				201,870	202,396
Less: current maturities				2,103	2,103
Long-term debt maturities				199,767	200,293
Less: unamortized discount and debt issuance costs				4,931	5,354
Total long-term debt				$194,836	$194,939
(1) The applicable interest rate for the Term Loan Facility as presented herein does not include the effect of interest rate cap agreements, which, for the interest rate cap agreements expiring in April 2024, caps the applicable interest rate for $150.0 million of the Term Loan Facility at less than 1.68%.
The following table summarizes scheduled maturities of the Company’s debt as of March 28, 2024:

in thousands	Amount
Thirty-nine weeks ending December 26, 2024	$1,577
2025	2,103
2026	2,629
2027	195,561
Total minimum debt payments	$201,870
Components of interest expense are as follows for the periods presented:

	Thirteen Weeks Ended
in thousands	March 28, 2024	March 30, 2023
Total interest expense, net of interest income (1)	$3,802	$6,186
Less: interest capitalized	1,847	1,324
Interest expense, net	$1,955	$4,862
(1)Total interest expense, net of interest income includes interest income related to the Company’s interest rate cap agreements totaling $1.4 million and $1.1 million for the thirteen weeks ended March 28, 2024 and March 30, 2023, respectively. Refer to Note 8, “Fair Value Measurements” for additional details related to the Company’s interest rate cap agreements.
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

ABL Facility
As of March 28, 2024, the Company’s ABL Facility had a maximum availability of $800.0 million with actual available borrowings limited to the sum, at the time of calculation, of (a) eligible credit card receivables multiplied by the credit card advance rate, plus (b) the cost of eligible inventory, net of inventory reserves, multiplied by the applicable appraisal percentage, plus (c) 85% of eligible net trade receivables, plus (d) all eligible cash on hand, plus (e) 100% of the amount for which the eligible letter of credit must be honored after giving effect to any draws, minus certain Availability Reserves (each component as defined in the ABL Facility). The ABL Facility is available for issuance of letters of credit and contains a sublimit of $50.0 million for standby letters of credit and commercial letters of credit combined. Available borrowings under the facility are reduced by the face amount of outstanding letters of credit. The Company’s ABL Facility allows for the Company, under certain circumstances, to increase the size of the facility by an additional amount up to $200.0 million.
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
As of March 28, 2024, net availability under the ABL Facility was $640.8 million as reduced by letters of credit of $35.3 million.
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
Fair Value of Debt
Market risk associated with the Company’s long-term debt relates to the potential change in fair value and negative impact to future earnings, respectively, from a change in interest rates. The aggregate fair value of debt is based primarily on the Company’s estimates of interest rates, maturities, credit risk, and underlying collateral. The estimated fair value and classification within the fair value hierarchy of the Term Loan Facility was as follows as of March 28, 2024 and December 28, 2023:

in thousands	Fair Value Hierarchy Classification	March 28, 2024	December 28, 2023
Term Loan Facility	Level 3	$201,366	$201,637
The Term Loan Facility fair value is classified as Level 3 within the fair value hierarchy due to the use of unobservable inputs significant to the valuation, including indicative pricing from counterparties and discounted cash flow methods. No amounts were outstanding under the ABL Facility as of March 28, 2024 and December 28, 2023.
4. Income Taxes
Effective tax rates for the thirteen weeks ended March 28, 2024 and March 30, 2023 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within each period. The Company’s effective income tax rate was 12.8% and 21.1% for the thirteen weeks ended March 28, 2024 and March 30, 2023, respectively. For the thirteen weeks ended March 28, 2024, the effective income tax rate was lower than the statutory federal income tax rate of 21.0% primarily due to tax deductions in excess of book expense related to stock-based compensation awards. For the thirteen weeks ended March 30, 2023, the effective income tax rate was higher than the statutory federal income tax rate of 21.0% primarily due to state income taxes that were partially offset by tax deductions in excess of book expense related to stock-based compensation awards.

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
When readily determinable, the rate implicit in the lease is used to discount lease payments to present value; however, substantially all of the Company’s leases do not provide a readily determinable implicit rate. If the rate implicit in the lease is not readily determinable, the Company uses a third party to assist in the determination of a secured incremental borrowing rate, determined on a collateralized basis, to discount lease payments based on information available at lease commencement. The secured incremental borrowing rate is estimated based on yields obtained from Bloomberg for U.S. consumers with a BB credit rating and is adjusted for collateralization as well as inflation. As of March 28, 2024 and March 30, 2023, the Company’s weighted average discount rate was 5.8% and 5.5%, respectively. As of both March 28, 2024 and March 30, 2023, the weighted average remaining lease term of the Company’s leases was approximately 12 years.
Lease Costs
The table below presents components of lease expense for operating leases.

		Thirteen Weeks Ended
in thousands	Classification	March 28, 2024	March 30, 2023
Fixed operating lease cost:	Selling and store operating	$42,735	$38,144
	Cost of sales	6,452	6,258
	Pre-opening	3,063	3,066
	General and administrative	1,029	1,072
Total fixed operating lease cost		$53,279	$48,540

Variable lease cost (1):	Selling and store operating	$18,092	$14,486
	Cost of sales	1,283	1,119
	Pre-opening	173	131
	General and administrative	579	303
Total variable lease cost		$20,127	$16,039

Sublease income	Cost of sales	(682)	(679)

Total operating lease cost (2)		$72,724	$63,900
(1) Includes variable costs for common area maintenance, property taxes, and insurance on leased real estate.
(2) Excludes short-term lease costs, which were immaterial for the thirteen weeks ended March 28, 2024 and March 30, 2023.

Undiscounted Cash Flows
Future minimum lease payments under non-cancelable operating leases as of March 28, 2024 were as follows:

in thousands	Amount
Thirty-nine weeks ending December 26, 2024	$152,243
2025	210,965
2026	198,137
2027	187,562
2028	167,828
Thereafter	1,214,340
Total minimum lease payments (1) (2)	2,131,075
Less: amount of lease payments representing interest	664,169
Present value of future minimum lease payments	1,466,906
Less: current obligations under leases	129,150
Long-term lease obligations	$1,337,756
(1) Future lease payments exclude approximately $487.9 million of legally binding minimum lease payments for operating leases signed but not yet commenced.
(2) Operating lease payments include $255.0 million related to options to extend lease terms that are reasonably certain of being exercised.
For the thirteen weeks ended March 28, 2024 and March 30, 2023, cash paid for amounts included in the measurement of operating lease liabilities was $50.3 million and $46.4 million, respectively.
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
The table below presents components of stock-based compensation expense within the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income:

	Thirteen Weeks Ended
in thousands	March 28, 2024	March 30, 2023
General and administrative	$6,273	$6,367
Selling and store operating	959	374
Total stock-based compensation expense	$7,232	$6,741
Stock Options
The table below summarizes stock option activity for the thirteen weeks ended March 28, 2024.

	Options	Weighted Average Exercise Price
Outstanding at December 29, 2023	1,607,341	$28.51
Exercised	(170,713)	$22.58
Forfeited or expired	(1,132)	$92.56
Outstanding at March 28, 2024	1,435,496	$29.16
Vested and exercisable at March 28, 2024	1,419,169	$28.43
Restricted Stock Units
The Company periodically grants restricted stock units (“RSUs”) that represent an unfunded, unsecured right to receive a share of the Company’s Class A common stock upon vesting. During the thirteen weeks ended March 28, 2024, the Company granted RSUs to certain employees, executive officers, and non-employee directors comprised of service-based RSUs and performance-based RSUs. Service-based RSUs vest based on the grantee’s continued service through the vesting date. The performance-based RSUs cliff vest based on (i) the Company's achievement of predetermined financial metrics at the end of a three-year performance period and (ii) the grantee’s continued service through the vesting date. Depending on the extent to which the relevant performance goals are achieved, the number of common shares earned upon vesting may range from 0% to 200% of the award granted. The Company assesses the probability of achieving all performance goals on a quarterly basis. The service periods for RSUs granted during the period varies by grantee and is one year from the grant date for non-employee directors and ranges between three to four years from the grant date for employees and executive officers.

The following table summarizes restricted stock unit activity during the thirteen weeks ended March 28, 2024:

	Restricted Stock Units
	Service-based	Performance-based	Total shareholder return	Total Restricted Stock Units
Unvested at December 29, 2023	608,140	188,543	58,854	855,537
Granted	236,678	50,855	—	287,533
Vested	(183,689)	—	—	(183,689)
Forfeited	(17,655)	(13,001)	(4,204)	(34,860)
Unvested at March 28, 2024	643,474	226,397	54,650	924,521
The aggregate fair value for all restricted stock units granted during the thirteen weeks ended March 28, 2024 was $33.3 million. The grant-date fair value of service-based RSUs and performance-based RSUs is based on the closing market price of the Company’s Class A common stock on the date of grant.
Restricted Stock Awards
The following table summarizes restricted stock award activity during the thirteen weeks ended March 28, 2024:

	Restricted Stock Awards
	Service-based	Performance-based (1)	Total shareholder return (1)	Total Restricted Stock Awards
Unvested at December 29, 2023	34,783	47,662	31,056	113,501
Vested	(30,680)	(47,662)	(31,056)	(109,398)
Forfeited	(395)	—	—	(395)
Unvested at March 28, 2024	3,708	—	—	3,708
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
The following table shows the computation of basic and diluted earnings per share for the periods presented:

	Thirteen Weeks Ended
in thousands, except per share data	March 28, 2024	March 30, 2023
Net income	$50,032	$71,524
Basic weighted average shares outstanding	106,770	105,962
Dilutive effect of share-based awards	1,485	1,756
Diluted weighted average shares outstanding	108,255	107,718
Basic earnings per share	$0.47	$0.67
Diluted earnings per share	$0.46	$0.66

The following potentially dilutive securities were excluded from the computation of diluted earnings per share as a result of their anti-dilutive effect:

	Thirteen Weeks Ended
in thousands	March 28, 2024	March 30, 2023
Stock options	2	62
Restricted stock units	2	291
8. Fair Value Measurements
As of March 28, 2024 and December 28, 2023, the Company had certain financial assets and liabilities on its Condensed Consolidated Balance Sheets that were required to be measured at fair value on a recurring or non-recurring basis. The estimated fair values of financial assets and liabilities such as cash and cash equivalents, receivables, prepaid expenses and other current assets, other assets, accounts payable, and accrued expenses and other current liabilities approximate their respective carrying values as reported within the Condensed Consolidated Balance Sheets. See Note 3, “Debt” for discussion of the fair value of the Company’s debt.
Contingent Earn-out Liabilities
As of March 28, 2024, the contingent earn-out liabilities had an aggregate estimated fair value of $5.9 million, of which $4.8 million is included in accrued expenses and other current liabilities and $1.1 million is included in other liabilities within the Condensed Consolidated Balance Sheets. The Company’s contingent earn-out liabilities are classified as Level 3 within the fair value hierarchy due to the use of unobservable inputs that are significant to their respective valuations. The table below summarizes changes in contingent earn-out liabilities during the thirteen weeks ended March 28, 2024.

in thousands	Contingent Earn-out Liabilities
Balance at December 28, 2023	$11,137
Fair value adjustments	576
Payments	(5,769)
Balance at March 28, 2024	$5,944
The $0.6 million net increase in the fair value of contingent earn-out liabilities during the thirteen weeks ended March 28, 2024 was recognized in general and administrative expense within the Condensed Consolidated Statements of Operations and Comprehensive Income.
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
The Company’s outstanding interest rate cap contracts were valued primarily using Level 2 inputs based on data readily observable in public markets. The Company's interest rate cap contracts were negotiated with counterparties without going through a public exchange. Accordingly, the Company's fair value assessments for these derivative contracts gave consideration to the risk of counterparty default as well as the Company's own credit risk. As of March 28, 2024 and December 28, 2023, the total fair value of the Company's interest rate cap contracts was approximately $0.5 million and $1.8 million, respectively, which are presented as a component of AOCI within stockholders’ equity on the Condensed Consolidated Balance Sheets net of tax of less than $0.1 million and $0.4 million, respectively. During the thirteen weeks ended March 28, 2024 and March 30, 2023, the Company reclassified $1.4 million and $1.1 million, respectively, of interest income from AOCI into earnings related to the interest rate cap contracts.

9. Supply Chain Finance
The Company facilitates supply chain finance programs through financial intermediaries, which provide certain suppliers the option to be paid by the financial intermediaries earlier than the due date on the applicable invoice. When a supplier utilizes one of the supply chain finance programs and receives an early payment from a financial intermediary, it takes a discount on the invoice. The Company then pays the financial intermediary the invoice on the original due date. The Company does not reimburse suppliers for any costs they incur for participation in the program. Supplier participation is voluntary, and there are no assets pledged as security or other forms of guarantees provided for the committed payment to the financial intermediaries. As a result, all amounts owed to the financial intermediaries are presented as trade accounts payable in the Condensed Consolidated Balance Sheets. Amounts due to the financial intermediaries reflected in trade accounts payable at March 28, 2024 and December 28, 2023 were $116.0 million and $114.0 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of Floor & Decor Holdings, Inc. and Subsidiaries included in Item 1 of this quarterly report on Form 10-Q (this “Quarterly Report”) and with our audited financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2023 and filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2024 (the “Annual Report”). As used in this Quarterly Report, except where the context otherwise requires or where otherwise indicated, the terms “Floor & Decor,” “Company,” “we,” “our,” or “us” refer to Floor & Decor Holdings, Inc. and its subsidiaries.
Overview
Founded in 2000, Floor & Decor is a high-growth, differentiated, multi-channel specialty retailer of hard surface flooring and related accessories and seller of commercial surfaces with 225 warehouse-format stores across 36 states as of March 28, 2024. We believe our unique approach to selling hard surface flooring and our consistent and disciplined culture of innovation and reinvestment create a differentiated business model in the hard surface flooring category. We believe that we offer the industry’s broadest in-stock assortment of tile, wood, laminate and vinyl, and natural stone flooring along with decorative and installation accessories and adjacent categories at everyday low prices, positioning us as the one-stop destination for our customers’ entire hard surface flooring needs. We appeal to a variety of customers, including professional installers and commercial businesses (“Pro”) and homeowners, which are comprised of do it yourself customers (“DIY”) and buy it yourself customers, who buy the products for professional installation (“BIY”).
We operate on a 52- or 53-week fiscal year ending the Thursday on or preceding December 31. The following discussion contains references to the thirteen weeks ended March 28, 2024 and March 30, 2023, respectively.
During the thirteen weeks ended March 28, 2024, we continued to make key long-term strategic investments, including:
•opening four new warehouse-format stores, ending the quarter with 225 warehouse-format stores and five design studios;
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

Results of Operations
See Item 1A., “Risk Factors” for information about the potential impacts that risks, such as declines in economic conditions that affect the residential housing market and consumer spending for hard surface flooring, interest rates, inflation, global supply chain disruptions, and geopolitical instability, among others, may have on our results of operations and overall financial performance for future periods.
The following table summarizes key components of our results of operations for the periods indicated (certain numbers may not sum due to rounding):

	Thirteen Weeks Ended
	March 28, 2024		March 30, 2023		Increase (Decrease)
dollars in thousands	Amount	% of Net Sales	Amount	% of Net Sales	$	%
Net sales	$1,097,289	100.0%	$1,122,052	100.0%	$(24,763)	(2.2)%
Cost of sales	627,263	57.2	652,934	58.2	(25,671)	(3.9)%
Gross profit	470,026	42.8	469,118	41.8	908	0.2%
Operating expenses:
Selling and store operating	334,345	30.5	303,671	27.1	30,674	10.1%
General and administrative	66,777	6.1	61,911	5.5	4,866	7.9%
Pre-opening	9,593	0.8	8,020	0.7	1,573	19.6%
Total operating expenses	410,715	37.4	373,602	33.3	37,113	9.9%
Operating income	59,311	5.4	95,516	8.5	(36,205)	(37.9)%
Interest expense, net	1,955	0.2	4,862	0.4	(2,907)	(59.8)%
Income before income taxes	57,356	5.2	90,654	8.1	(33,298)	(36.7)%
Income tax expense	7,324	0.6	19,130	1.7	(11,806)	(61.7)%
Net income	$50,032	4.6%	$71,524	6.4%	$(21,492)	(30.0)%
Selected Financial Information

	Thirteen Weeks Ended
	March 28, 2024	March 30, 2023
Comparable store sales	(11.6)%	(3.3)%
Comparable average ticket	(4.2)%	7.3%
Comparable transactions	(7.7)%	(9.9)%
Number of warehouse-format stores	225	194
Adjusted EBITDA (in thousands) (1)	$122,998	$149,617
Adjusted EBITDA (% of net sales)	11.2%	13.3%
(1)    EBITDA and Adjusted EBITDA are non-GAAP financial measures. Refer to “Non-GAAP Financial Measures” further below for additional information and a reconciliation of EBITDA and Adjusted EBITDA to net income.
Net Sales
Net sales during the thirteen weeks ended March 28, 2024 decreased $24.8 million, or 2.2%, compared to the corresponding prior year period primarily due to a decrease in comparable store sales of 11.6%, partially offset by sales from the 32 new warehouse-format stores that we opened since March 30, 2023 and growth in our commercial business. The comparable store sales decline during the period of 11.6%, or $125.8 million, was due to a 7.7% decrease in comparable transactions, which we believe was largely driven by the impact in existing home sales, and a 4.2% decrease in comparable average ticket, which was primarily due to smaller average transaction sizes. Non-comparable store sales of $101.0 million during the same period were primarily driven by new stores and revenue from Spartan.

We estimate that retail sales during both the thirteen weeks ended March 28, 2024 and March 30, 2023 were approximately 55% from homeowners and 45% from Pros.
Gross Profit and Gross Margin
Gross profit during the thirteen weeks ended March 28, 2024 increased $0.9 million, or 0.2%, compared to the corresponding prior year period. The increase in gross profit was primarily driven by an increase in gross margin to 42.8%, up approximately 100 basis points from 41.8% in the same period a year ago primarily due to a decrease in supply chain costs.
Selling and Store Operating Expenses
Selling and store operating expenses during the thirteen weeks ended March 28, 2024 increased $30.7 million, or 10.1%, compared to the corresponding prior year period. The increase in selling and store operating expenses was primarily driven by $39.6 million for new stores and $3.5 million at Spartan, partially offset by a decrease of $12.4 million at our comparable stores. As a percentage of net sales, selling and store operating expenses increased by approximately 340 basis points to 30.5% from 27.1% in the corresponding prior year period. This increase was primarily attributable to deleverage from a decrease in comparable store sales and the addition of new stores.
General and Administrative Expenses
General and administrative expenses during the thirteen weeks ended March 28, 2024 increased $4.9 million, or 7.9%, compared to the corresponding prior year period. Our general and administrative expenses as a percentage of net sales increased by approximately 60 basis points to 6.1% from 5.5% in the corresponding prior year period. The increase in general and administrative expenses in total and as a percentage of net sales was primarily comprised of costs to support store growth, including approximately $4.9 million for personnel expenses related to additional staff and, to a lesser extent, incentive compensation.
Pre-Opening Expenses
Pre-opening expenses during the thirteen weeks ended March 28, 2024 increased $1.6 million, or 19.6%, compared to the corresponding prior year period. The increase primarily resulted from the timing of expenses incurred for new store openings compared to the corresponding prior year period.
Interest Expense, Net
Net interest expense during the thirteen weeks ended March 28, 2024 decreased $2.9 million, or 59.8%, compared to the thirteen weeks ended March 30, 2023 due to a decrease in average amounts outstanding under our ABL Facility, higher interest income from our interest cap derivative contracts, and an increase in interest capitalized, partially offset by interest rate increases on outstanding debt.
Income Tax Expense
Income tax expense was $7.3 million during the thirteen weeks ended March 28, 2024 compared to $19.1 million during the thirteen weeks ended March 30, 2023. The effective tax rate was 12.8% for the thirteen weeks ended March 28, 2024 compared to 21.1% in the corresponding prior year period. The decrease in the effective tax rate was primarily due to an increase in excess tax benefits related to stock-based compensation awards that was partially offset by limitations on deductions for compensation to certain employees under Internal Revenue Code Section 162(m).
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
EBITDA and Adjusted EBITDA are non-GAAP measures of our financial performance and should not be considered as alternatives to net income as a measure of financial performance or any other performance measure derived in accordance with GAAP, and they should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of liquidity or free cash flow for management's discretionary use. In addition, these non-GAAP measures exclude certain non-recurring and other charges. Each of these non-GAAP measures has its limitations as an analytical tool, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. In evaluating EBITDA and Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the items eliminated in the adjustments made to determine EBITDA and Adjusted EBITDA, such as stock-based compensation expense, fair value adjustments related to contingent earn-out liabilities, and other adjustments. Our presentation of EBITDA and Adjusted EBITDA should not be construed to imply that our future results will be unaffected by any such adjustments. Definitions and calculations of EBITDA and Adjusted EBITDA differ among companies in the retail industry, and therefore EBITDA and Adjusted EBITDA disclosed by us may not be comparable to the metrics disclosed by other companies.
For the periods presented, the following table reconciles EBITDA and Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP:

	Thirteen Weeks Ended
in thousands	March 28, 2024	March 30, 2023
Net income	$50,032	$71,524
Depreciation and amortization (a)	55,879	45,926
Interest expense, net	1,955	4,862
Income tax expense	7,324	19,130
EBITDA	115,190	141,442
Stock-based compensation expense (b)	7,232	6,741
Other (c)	576	1,434
Adjusted EBITDA	$122,998	$149,617
(a)Excludes amortization of deferred financing costs, which is included as part of interest expense, net in the table above.
(b)Non-cash charges related to stock-based compensation programs, which vary from period to period depending on the timing of awards and forfeitures.
(c)Other adjustments include amounts management does not consider indicative of our core operating performance. Amounts for both the thirteen weeks ended March 28, 2024 and March 30, 2023 relate to changes in the fair value of contingent earn-out liabilities.
Liquidity and Capital Resources
Liquidity is provided primarily by cash flows from operations and our $800.0 million ABL Facility. Unrestricted liquidity as of March 28, 2024 was $698.2 million, consisting of $57.4 million in cash and cash equivalents and $640.8 million immediately available for borrowing under the ABL Facility without violating any covenants thereunder. Our liquidity is generally not seasonal, and our uses of cash are primarily tied to when we open stores and make other capital expenditures.
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

Total capital expenditures in fiscal 2024 are planned to be between approximately $400.0 million to $475.0 million and are expected to be funded primarily by cash generated from operations and borrowings under the ABL Facility. Our capital needs may change in the future due to changes in our business, new opportunities that we choose to pursue, or other factors. We currently expect the following for capital expenditures in fiscal 2024 (projected amounts are based on the gross costs that we expect to accrue for these investments on the Condensed Consolidated Balance Sheets in fiscal 2024, which may include amounts incurred but not yet settled in cash during the period):
•invest approximately $315.0 million to $365.0 million to open 30 to 35 warehouse-format stores, relocate stores, and begin construction on stores opening after fiscal 2024;
•invest approximately $60.0 million to $75.0 million in existing store remodeling projects and our distribution centers; and
•invest approximately $25.0 million to $35.0 million in information technology infrastructure, e-commerce, and other store support center initiatives.
Cash Flow Analysis
A summary of our operating, investing, and financing activities is shown in the following table:

	Thirteen Weeks Ended
in thousands	March 28, 2024	March 30, 2023
Net cash provided by operating activities	$147,510	$250,280
Net cash used in investing activities	(111,688)	(139,398)
Net cash used in financing activities	(12,778)	(115,642)
Net increase (decrease) in cash and cash equivalents	$23,044	$(4,760)
Net Cash Provided by Operating Activities
Cash provided by operating activities consists primarily of (i) net income adjusted for non-cash items, including depreciation and amortization, stock-based compensation, deferred income taxes, and changes in the fair values of contingent earn-out liabilities and (ii) changes in working capital.
Net cash provided by operating activities during the thirteen weeks ended March 28, 2024 and March 30, 2023 was $147.5 million and $250.3 million, respectively. The decrease in net cash provided by operating activities was primarily driven by a decrease in trade accounts payable and a decline in cash earnings after adjusting net income for non-cash items such as depreciation and amortization that were partially offset by decreases in inventory and other working capital items.
Net Cash Used in Investing Activities
Investing activities typically consist primarily of capital expenditures for new store openings and existing store remodels, including leasehold improvements, racking, fixtures, vignettes, design centers, and new infrastructure and information systems. Cash payments to acquire businesses are also included in investing activities.
Net cash used in investing activities during the thirteen weeks ended March 28, 2024 and March 30, 2023 was $111.7 million and $139.4 million, respectively. The decrease in cash used in investing activities was due to a decrease in capital expenditures driven by timing of construction payable settlements for recently completed stores.
Net Cash Used in Financing Activities
Financing activities consist primarily of borrowings and related repayments under our credit agreements, tax payments related to the vesting or exercise of stock-based compensation awards, proceeds from the exercise of stock options and our employee share purchase program, and payments of contingent earn-out consideration.
Net cash used in financing activities during the thirteen weeks ended March 28, 2024 and March 30, 2023 was $12.8 million and $115.6 million, respectively. The decrease in net cash used in financing activities was primarily driven by a decrease in net ABL Facility repayments.

Our Credit Facilities
As of March 28, 2024, total Term Loan Facility debt was $201.9 million, and no amounts were outstanding under our ABL Facility. For additional information regarding our Term Loan Facility and ABL Facility, including applicable covenants and other details, please refer to Note 3, “Debt.”
Credit Ratings
Our credit ratings are periodically reviewed by rating agencies. Standard & Poor's issuer credit rating of BB with a stable outlook and Moody’s issuer credit rating of Ba3 with a stable outlook remain unchanged as of March 28, 2024. These ratings and our current credit condition affect, among other things, our ability to access new capital. Negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be lowered or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, financial condition, results of operations, and liquidity. In particular, a weakening of our financial condition, including an increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, result in a credit rating downgrade or change in outlook, or otherwise increase our cost of borrowing.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk affecting the Company, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of the Annual Report. While our exposure to market risk has not changed materially since December 28, 2023, uncertainty with respect to the economic effects of declines in economic conditions that affect the residential housing market and consumer spending for hard surface flooring, inflation, global supply chain disruptions, and geopolitical instability, among others, have introduced significant volatility in the financial markets, including interest rates and foreign currency exchange rates. See further discussion in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details.

Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our Credit Facilities, which have variable interest rates. Based on the $201.9 million total outstanding principal balance of our Credit Facilities as of March 28, 2024, a 1.0% increase in the effective interest rate of this debt would cause an increase in interest expense of approximately $2.0 million over the next twelve months, excluding the impact of interest rate cap agreements. To lessen our exposure to interest rate risk, we entered into two $75.0 million interest rate cap agreements in May 2021. The contracts effectively cap Secured Overnight Financing Rate (“SOFR”) based interest payments on a portion of our Term Loan Facility to less than 1.68% through April 2024. In addition, we entered into an interest rate cap agreement in January 2024 with a notional value of $150.0 million. The new interest cap agreement effectively caps SOFR based interest payments on a portion of the Company’s Term Loan Facility at 5.50% beginning in May 2024 and will continue until the agreement expires in April 2026. For additional information related to the Company’s Credit Facilities, refer to Note 3, “Debt.”
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in reports filed or submitted under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, have reviewed the effectiveness of the Company’s disclosure controls and procedures as of March 28, 2024 and, based on their evaluation, have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. The condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the fiscal quarter ended March 28, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
See the information under the “Litigation” caption in Note 5, Commitments and Contingencies to our Condensed Consolidated Financial Statements included in this Quarterly Report, which we incorporate here by reference.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report filed with the SEC on February 22, 2024, which could materially affect our business, financial condition, and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the first quarter of fiscal 2024, the Company did not sell any unregistered equity securities.
Issuer Purchases of Equity Securities
The following table presents the number and average price of the Company’s common shares repurchased in each fiscal month of the first quarter of fiscal 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
December 29, 2023 - January 25, 2024	—	$—	N/A	N/A
January 26, 2024 - February 22, 2024	—	—	N/A	N/A
February 23, 2024 - March 28, 2024	48,016	117.26	N/A	N/A
Total	48,016	$117.26	N/A	N/A
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
Item 5. Other Information
Rule 10b5-1 Trading Plans
On February 26, 2024, Tom Taylor, Chief Executive Officer and a director of the Company, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 68,397 shares of the Company’s common stock, subject to certain conditions. The plan will begin on May 27, 2024 and expire on July 31, 2024, or on any earlier date on which all of the shares have been sold.
On March 1, 2024, the Alison K. Axelrod 2012 Family Trust of which Norman Axelrod, Chairman of the Company’s board of directors, is a trustee, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 60,000 shares of the Company’s common stock, subject to certain conditions. The plan will begin on June 3, 2024 and expire on January 31, 2025, or on any earlier date on which all of the shares have been sold.

Item 6. Exhibits

Incorporated by Reference
Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended & Restated Certificate of Incorporation of Floor & Decor Holdings, Inc.	10-Q	001-38070	3.1	8/5/2021
3.2	Third Amended and Restated Bylaws of Floor & Decor Holdings, Inc.	10-Q	001-38070	3.2	11/2/2023
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*

*	Filed herewith.
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

FLOOR & DECOR HOLDINGS, INC.

Dated: May 2, 2024	By:	/s/ Thomas V. Taylor
Thomas V. Taylor
Chief Executive Officer
(Principal Executive Officer)

Dated: May 2, 2024	By:	/s/ Bryan H. Langley
Bryan H. Langley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: May 2, 2024	By:	/s/ Luke T. Olson
Luke T. Olson
Vice President, Chief Accounting Officer
(Principal Accounting Officer)