Form 10-Q
period 2024-06-27
Floor & Decor Holdings, Inc.
filed 2024-08-01
CIK 1507079

74

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2024
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2024
Class A common stock, $0.001 par value per share	107,163,459

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
The forward-looking statements contained in this Quarterly Report are only predictions. Although we believe that the expectations reflected in the forward-looking statements in this Quarterly Report are reasonable, we cannot guarantee future events, results, performance, or achievements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements in this Quarterly Report, including, without limitation, those factors described in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I, Item 1A, “Risk Factors” of Part II, and elsewhere in the Company’s filings with the Securities and Exchange Commission (the “SEC”). Some of the key factors that could cause actual results to differ from our expectations include the following:
•an overall decline in the health of the economy, the hard surface flooring industry, consumer confidence and discretionary spending, and the housing market, including as a result of persistently high or rising inflation or interest rates;
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
•political and regulatory conditions that contribute to uncertainty and market volatility, including the upcoming U.S. presidential election and legislative, regulatory, trade and policies associated with a new administration;
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
•our ability to manage our comparable store sales;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

in thousands, except for share and per share data	As of June 27, 2024	As of December 28, 2023
Assets
Current assets:
Cash and cash equivalents	$138,063	$34,382
Income taxes receivable	4,109	27,870
Receivables, net	109,334	99,513
Inventories, net	1,037,284	1,106,150
Prepaid expenses and other current assets	53,415	48,725
Total current assets	1,342,205	1,316,640
Fixed assets, net	1,700,787	1,629,917
Right-of-use assets	1,342,345	1,282,625
Intangible assets, net	152,036	153,869
Goodwill	257,940	257,940
Deferred income tax assets, net	15,239	14,227
Other assets	7,510	7,332
Total long-term assets	3,475,857	3,345,910
Total assets	$4,818,062	$4,662,550
Liabilities and stockholders’ equity
Current liabilities:
Current portion of term loan	$2,103	$2,103
Current portion of lease liabilities	132,770	126,428
Trade accounts payable	698,716	679,265
Accrued expenses and other current liabilities	302,275	332,940
Deferred revenue	13,322	11,277
Total current liabilities	1,149,186	1,152,013
Term loan	194,733	194,939
Lease liabilities	1,362,140	1,301,754
Deferred income tax liabilities, net	53,974	67,188
Other liabilities	11,435	15,666
Total long-term liabilities	1,622,282	1,579,547
Total liabilities	2,771,468	2,731,560
Commitments and contingencies (Note 5)
Stockholders’ equity
Capital stock:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at June 27, 2024 and December 28, 2023	—	—
Common stock Class A, $0.001 par value; 450,000,000 shares authorized; 107,132,849 shares issued and outstanding at June 27, 2024 and 106,737,532 issued and outstanding at December 28, 2023	107	107
Common stock Class B, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at June 27, 2024 and December 28, 2023	—	—
Common stock Class C, $0.001 par value; 30,000,000 shares authorized; 0 shares issued and outstanding at June 27, 2024 and December 28, 2023	—	—
Additional paid-in capital	523,282	513,060
Accumulated other comprehensive income, net	106	1,422
Retained earnings	1,523,099	1,416,401
Total stockholders’ equity	2,046,594	1,930,990
Total liabilities and stockholders’ equity	$4,818,062	$4,662,550
See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
in thousands, except for per share data	June 27, 2024	June 29, 2023	June 27, 2024	June 29, 2023
Net sales	$1,133,139	$1,135,899	$2,230,428	$2,257,951
Cost of sales	642,105	656,266	1,269,368	1,309,200
Gross profit	491,034	479,633	961,060	948,751
Operating expenses:
Selling and store operating	341,408	311,406	675,753	615,077
General and administrative	67,671	63,279	134,448	125,190
Pre-opening	10,627	9,974	20,220	17,994
Total operating expenses	419,706	384,659	830,421	758,261
Operating income	71,328	94,974	130,639	190,490
Interest expense, net	663	2,898	2,618	7,760
Income before income taxes	70,665	92,076	128,021	182,730
Income tax expense	13,999	20,624	21,323	39,754
Net income	$56,666	$71,452	$106,698	$142,976
Change in fair value of hedge instruments, net of tax	(346)	(126)	(1,316)	(975)
Total comprehensive income	$56,320	$71,326	$105,382	$142,001
Basic earnings per share	$0.53	$0.67	$1.00	$1.35
Diluted earnings per share	$0.52	$0.66	$0.99	$1.33
See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Class A
in thousands	Shares	Amount
Balance, December 29, 2023	106,738	$107	$513,060	$1,422	$1,416,401	$1,930,990
Stock-based compensation expense	—	—	7,232	—	—	7,232
Exercise of stock options	171	—	3,854	—	—	3,854
Issuance of common stock upon vesting of restricted stock units	184	—	—	—	—	—
Shares issued under employee stock purchase plan	28	—	2,720	—	—	2,720
Common stock redeemed for tax liability	(110)	—	(13,057)	—	—	(13,057)
Other comprehensive loss, net of tax	—	—	—	(970)	—	(970)
Net income	—	—	—	—	50,032	50,032
Balance, March 28, 2024	107,011	$107	$513,809	$452	$1,466,433	$1,980,801
Stock-based compensation expense	—	—	8,355	—	—	8,355
Exercise of stock options	112	—	1,588	—	—	1,588
Issuance of common stock upon vesting of restricted stock units	13	—	—	—	—	—
Common stock redeemed for tax liability	(3)	—	(470)	—	—	(470)
Other comprehensive loss, net of tax	—	—	—	(346)	—	(346)
Net income	—	—	—	—	56,666	56,666
Balance, June 27, 2024	107,133	$107	$523,282	$106	$1,523,099	$2,046,594

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Class A
in thousands	Shares	Amount
Balance, December 30, 2022	106,151	$106	$482,312	$4,337	$1,170,421	$1,657,176
Stock-based compensation expense	—	—	6,741	—	—	6,741
Exercise of stock options	79	—	2,130	—	—	2,130
Issuance of common stock upon vesting of restricted stock units	117	—	—	—	—	—
Shares issued under employee stock purchase plan	43	—	2,558	—	—	2,558
Common stock redeemed for tax liability	(119)	—	(10,863)	—	—	(10,863)
Other comprehensive loss, net of tax	—	—	—	(849)	—	(849)
Net income	—	—	—	—	71,524	71,524
Balance, March 30, 2023	106,271	$106	$482,878	$3,488	$1,241,945	$1,728,417
Stock-based compensation expense	—	—	8,306	—	—	8,306
Exercise of stock options	123	—	2,728	—	—	2,728
Issuance of common stock upon vesting of restricted stock units	8	—	—	—	—	—
Common stock redeemed for tax liability	(11)	—	(998)	—	—	(998)
Other comprehensive loss, net of tax	—	—	—	(126)	—	(126)
Net income	—	—	—	—	71,452	71,452
Balance, June 29, 2023	106,391	$106	$492,914	$3,362	$1,313,397	$1,809,779
See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Twenty-six Weeks Ended
in thousands	June 27, 2024	June 29, 2023
Operating activities
Net income	$106,698	$142,976
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	114,807	96,028
Stock-based compensation expense	15,587	15,047
Deferred income taxes	(13,770)	(13,480)
Loss on asset impairments and disposals, net	1,511	765
Change in fair value of contingent earn-out liabilities	(87)	1,787
Interest cap derivative contracts	85	57
Changes in operating assets and liabilities, net of effects of acquisition:
Receivables, net	(9,821)	12,595
Inventories, net	68,866	128,554
Trade accounts payable	19,136	84,885
Accrued expenses and other current liabilities	18,969	6,579
Income taxes	24,390	(6,755)
Deferred revenue	2,045	4,324
Other, net	(6,936)	3,283
Net cash provided by operating activities	341,480	476,645
Investing activities
Purchases of fixed assets	(225,614)	(279,175)
Acquisition, net of cash acquired	—	(17,156)
Net cash used in investing activities	(225,614)	(296,331)
Financing activities
Payments on term loan	(1,051)	(1,051)
Borrowings on revolving line of credit	258,600	384,200
Payments on revolving line of credit	(258,600)	(559,400)
Payments of contingent earn-out liabilities	(5,769)	(5,241)
Proceeds from exercise of stock options	5,442	4,858
Proceeds from employee stock purchase plan	2,720	2,558
Tax payments for stock-based compensation awards	(13,527)	(11,861)
Net cash used in financing activities	(12,185)	(185,937)
Net increase (decrease) in cash and cash equivalents	103,681	(5,623)
Cash and cash equivalents, beginning of the period	34,382	9,794
Cash and cash equivalents, end of the period	$138,063	$4,171
Supplemental disclosures of cash flow information
Buildings and equipment acquired under operating leases	$128,008	$112,554
Cash paid for interest, net of capitalized interest	$2,121	$7,455
Cash paid for income taxes, net of refunds	$10,699	$60,792
Fixed assets accrued at the end of the period	$93,506	$116,555
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
As of June 27, 2024, the Company, through its wholly owned subsidiary, Floor and Decor Outlets of America, Inc. (“Outlets”), operates 230 warehouse-format stores, which average 78,000 square feet, and five small-format standalone design studios in 36 states, as well as four distribution centers and an e-commerce site, FloorandDecor.com, and a commercial surfaces business through its subsidiary, Spartan Surfaces, LLC. (“Spartan”). Substantially all of the Company’s operating assets and liabilities are held by Outlets.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. The Condensed Consolidated Balance Sheet as of December 28, 2023 has been derived from the audited Consolidated Balance Sheet for the fiscal year then ended. The interim condensed consolidated financial statements should be read together with the audited consolidated financial statements and related footnote disclosures included in the Company’s Annual Report on Form 10-K for fiscal 2023, filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2024 (the “Annual Report”). Management believes the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments considered necessary for a fair statement of results for the interim periods presented. Results of operations for the thirteen and twenty-six weeks ended June 27, 2024 are not necessarily indicative of the results to be expected for the full year.
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
Contract liabilities within the Condensed Consolidated Balance Sheets as of June 27, 2024 and December 28, 2023 primarily consisted of deferred revenue as well as amounts in accrued expenses and other current liabilities related to the Pro Premier Rewards loyalty program and unredeemed gift cards. As of June 27, 2024, contract liabilities totaled $73.3 million and included $50.5 million of loyalty program liabilities, $13.3 million of deferred revenue, and $9.5 million of unredeemed gift cards. As of December 28, 2023, contract liabilities totaled $69.6 million and included $45.6 million of loyalty program liabilities, $11.3 million of deferred revenue, and $12.7 million of unredeemed gift cards. Of the contract liabilities outstanding as of December 28, 2023, approximately $15.5 million was recognized in revenue during the twenty-six weeks ended June 27, 2024.
Disaggregated Revenue
The Company has one reportable segment. The following table presents the net sales of each major product category (dollars in thousands):

	Thirteen Weeks Ended
	June 27, 2024		June 29, 2023
Product Category	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Laminate and vinyl	$271,995	24%	$299,349	26%
Tile	262,430	23	271,263	24
Installation materials and tools	232,409	21	208,448	18
Decorative accessories and wall tile	195,516	17	190,779	17
Wood	66,390	6	64,340	6
Natural stone	53,431	5	53,885	5
Adjacent categories	25,053	2	20,013	2
Other (1)	25,915	2	27,822	2
Total	$1,133,139	100%	$1,135,899	100%

	Twenty-six Weeks Ended
	June 27, 2024		June 29, 2023
Product Category	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Laminate and vinyl	$537,388	24%	$598,727	27%
Tile	518,816	23	535,848	24
Installation materials and tools	451,896	20	410,517	18
Decorative accessories and wall tile	389,384	18	389,357	17
Wood	134,130	6	126,562	6
Natural stone	103,423	5	108,910	5
Adjacent categories	48,111	2	40,025	1
Other (1)	47,280	2	48,005	2
Total	$2,230,428	100%	$2,257,951	100%
(1) Other includes delivery, sample, and other product revenue and adjustments for deferred revenue, sales returns reserves, and other revenue related adjustments that are not allocated on a product-category basis.

3. Debt
The following table summarizes the Company’s long-term debt as of June 27, 2024 and December 28, 2023:

in thousands	Maturity Date	Interest Rate Per Annum at June 27, 2024 (1)		June 27, 2024	December 28, 2023
Credit Facilities:
Term Loan Facility	February 14, 2027	7.33%	Variable	$201,345	$202,396
Asset-based Loan Facility (“ABL Facility”)	August 4, 2027	6.60%	Variable	—	—
Total secured debt at par value				201,345	202,396
Less: current maturities				2,103	2,103
Long-term debt maturities				199,242	200,293
Less: unamortized discount and debt issuance costs				4,509	5,354
Total long-term debt				$194,733	$194,939
(1) The applicable interest rate for the Term Loan Facility as presented herein does not include the effect of interest rate cap agreements. Refer to Note 8, “Fair Value Measurements” for additional details related to the Company’s interest rate cap agreements.
The following table summarizes scheduled maturities of the Company’s debt as of June 27, 2024:

in thousands	Amount
Twenty-six weeks ending December 26, 2024	$1,052
2025	2,103
2026	2,629
2027	195,561
Total minimum debt payments	$201,345
Components of interest expense are as follows for the periods presented:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
in thousands	June 27, 2024	June 29, 2023	June 27, 2024	June 29, 2023
Total interest expense, net of interest income (1)	$3,002	$4,581	$6,804	$10,767
Less: interest capitalized	2,339	1,683	4,186	3,007
Interest expense, net	$663	$2,898	$2,618	$7,760
(1)Total interest expense, net of interest income includes interest income related to the Company’s interest rate cap agreements totaling $0.5 million and $1.2 million for the thirteen weeks ended June 27, 2024 and June 29, 2023, respectively, and $1.9 million and $2.3 million for the twenty-six weeks ended June 27, 2024 and June 29, 2023, respectively. Refer to Note 8, “Fair Value Measurements” for additional details related to the Company’s interest rate cap agreements.
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

ABL Facility
As of June 27, 2024, the Company’s ABL Facility had a maximum availability of $800.0 million with actual available borrowings limited to the sum, at the time of calculation, of (a) eligible credit card receivables multiplied by the credit card advance rate, plus (b) the cost of eligible inventory, net of inventory reserves, multiplied by the applicable appraisal percentage, plus (c) 85% of eligible net trade receivables, plus (d) all eligible cash on hand, plus (e) 100% of the amount for which the eligible letter of credit must be honored after giving effect to any draws, minus certain Availability Reserves (each component as defined in the ABL Facility). The ABL Facility is available for issuance of letters of credit and contains a sublimit of $50.0 million for standby letters of credit and commercial letters of credit combined. Available borrowings under the facility are reduced by the face amount of outstanding letters of credit. The Company’s ABL Facility allows for the Company, under certain circumstances, to increase the size of the facility by an additional amount up to $200.0 million.
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
Based on financial data as of June 27, 2024, net availability under the ABL Facility was $634.0 million as reduced by letters of credit of $35.3 million.
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
Fair Value of Debt
Market risk associated with the Company’s long-term debt relates to the potential change in fair value and negative impact to future earnings, respectively, from a change in interest rates. The aggregate fair value of debt is based primarily on the Company’s estimates of interest rates, maturities, credit risk, and underlying collateral. The estimated fair value and classification within the fair value hierarchy of the Term Loan Facility was as follows as of June 27, 2024 and December 28, 2023:

in thousands	Fair Value Hierarchy Classification	June 27, 2024	December 28, 2023
Term Loan Facility	Level 3	$200,841	$201,637
The Term Loan Facility fair value is classified as Level 3 within the fair value hierarchy due to the use of unobservable inputs significant to the valuation, including indicative pricing from counterparties and discounted cash flow methods. No amounts were outstanding under the ABL Facility as of June 27, 2024 and December 28, 2023.

4. Income Taxes
Effective tax rates for the thirteen and twenty-six weeks ended June 27, 2024 and June 29, 2023 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within each period. The Company’s effective income tax rate was 19.8% and 22.4% for the thirteen weeks ended June 27, 2024 and June 29, 2023, respectively, and 16.7% and 21.8% for the twenty-six weeks ended June 27, 2024 and June 29, 2023, respectively. For the thirteen and twenty-six weeks ended June 27, 2024, the effective income tax rates were lower than the statutory federal income tax rate of 21.0% primarily due to tax deductions in excess of book expense related to stock-based compensation awards. For the thirteen and twenty-six weeks ended June 29, 2023, the effective income tax rates were higher than the statutory federal income tax rate of 21.0% primarily due to state income taxes that were partially offset by tax deductions in excess of book expense related to stock-based compensation awards.
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
When readily determinable, the rate implicit in the lease is used to discount lease payments to present value; however, substantially all of the Company’s leases do not provide a readily determinable implicit rate. If the rate implicit in the lease is not readily determinable, the Company uses a third party to assist in the determination of a secured incremental borrowing rate, determined on a collateralized basis, to discount lease payments based on information available at lease commencement. The secured incremental borrowing rate is estimated based on yields obtained from Bloomberg for U.S. consumers with a BB credit rating and is adjusted for collateralization as well as inflation. As of June 27, 2024 and June 29, 2023, the Company’s weighted average discount rate was 5.8% and 5.6%, respectively. As of both June 27, 2024 and June 29, 2023, the weighted average remaining lease term of the Company’s leases was approximately 12 years.

Lease Costs
The table below presents components of lease expense for operating leases.

		Thirteen Weeks Ended		Twenty-six Weeks Ended
in thousands	Classification	June 27, 2024	June 29, 2023	June 27, 2024	June 29, 2023
Fixed operating lease cost:	Selling and store operating	$43,840	$38,529	$86,575	$76,673
	Cost of sales	6,461	5,213	12,913	11,471
	Pre-opening	4,151	3,906	7,214	6,972
	General and administrative	1,031	1,030	2,060	2,102
Total fixed operating lease cost		$55,483	$48,678	$108,762	$97,218

Variable lease cost (1):	Selling and store operating	$17,999	$15,282	$36,091	$29,768
	Cost of sales	1,067	1,039	2,350	2,158
	Pre-opening	162	12	335	143
	General and administrative	578	316	1,157	619
Total variable lease cost		$19,806	$16,649	$39,933	$32,688

Sublease income	Cost of sales	(680)	(681)	(1,362)	(1,360)

Total operating lease cost (2)		$74,609	$64,646	$147,333	$128,546
(1) Includes variable costs for common area maintenance, property taxes, and insurance on leased real estate.
(2) Excludes short-term lease costs, which were immaterial for the thirteen and twenty-six weeks ended June 27, 2024 and June 29, 2023.
Undiscounted Cash Flows
Future minimum lease payments under non-cancelable operating leases as of June 27, 2024 were as follows:

in thousands	Amount
Twenty-six weeks ending December 26, 2024	$100,824
2025	219,589
2026	206,727
2027	195,791
2028	175,773
Thereafter	1,268,792
Total minimum lease payments (1) (2)	2,167,496
Less: amount of lease payments representing interest	672,586
Present value of future minimum lease payments	1,494,910
Less: current obligations under leases	132,770
Long-term lease obligations	$1,362,140
(1) Future lease payments exclude approximately $451.1 million of legally binding minimum lease payments for operating leases signed but not yet commenced.
(2) Operating lease payments include $255.0 million related to options to extend lease terms that are reasonably certain of being exercised.
For the twenty-six weeks ended June 27, 2024 and June 29, 2023, cash paid for amounts included in the measurement of operating lease liabilities was $103.5 million and $93.6 million, respectively.

Litigation
On November 15, 2021, the Company was added as a defendant in a wrongful death lawsuit, Nguyen v. Inspections Now, Inc., No. 21-DCV-287142, pending in the 434th Judicial District Court of Fort Bend County, Texas. Inspections Now, Inc.; Bestview International Company; and Bestview (Fuzhou) Import & Export Co. LTD are also named as defendants in the case. Plaintiff’s petition alleges that “wood paneling” allegedly purchased from the Company was installed in the vicinity of plaintiff’s fireplace and caught fire while the fireplace was lit. The fire consumed plaintiff’s home and resulted in injuries to plaintiff and another occupant and the death of plaintiff’s three children and mother. Plaintiff alleges product defect and failure to warn claims against the Company; product defect, failure to warn, and strict liability claims against the Bestview entities; and negligent inspection claims against Inspections Now. Plaintiff’s petition seeks damages in excess of $1.0 million for property damage, personal injury, and wrongful death. The petition also seeks exemplary damages. Plaintiff’s ex-husband, brother, and the additional occupant have since intervened as plaintiffs in the lawsuit. Intervenors allege the same claims against the Company, Inspections Now, and the Bestview entities and collectively seek damages in excess of $11.0 million for property damage, personal injury (as to the other occupant), wrongful death, and exemplary damages. The Company has answered all petitions, denying the allegations.
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
The table below presents components of stock-based compensation expense within the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income:

	Twenty-six Weeks Ended
in thousands	June 27, 2024	June 29, 2023
General and administrative	$13,458	$14,212
Selling and store operating	2,129	835
Total stock-based compensation expense	$15,587	$15,047

Stock Options
The table below summarizes stock option activity for the twenty-six weeks ended June 27, 2024:

	Options	Weighted Average Exercise Price
Outstanding at December 29, 2023	1,607,341	$28.51
Exercised	(283,357)	$19.21
Forfeited or expired	(2,041)	$71.17
Outstanding at June 27, 2024	1,321,943	$30.43
Vested and exercisable at June 27, 2024	1,306,746	$29.68
Restricted Stock Units
The Company periodically grants restricted stock units (“RSUs”) that represent an unfunded, unsecured right to receive a share of the Company’s Class A common stock upon vesting. During the twenty-six weeks ended June 27, 2024, the Company granted RSUs to certain employees, executive officers, and non-employee directors comprised of service-based RSUs and performance-based RSUs. Service-based RSUs vest based on the grantee’s continued service through the vesting date. The performance-based RSUs cliff vest based on (i) the Company's achievement of predetermined financial metrics at the end of a three-year performance period and (ii) the grantee’s continued service through the vesting date. Depending on the extent to which the relevant performance goals are achieved, the number of common shares earned upon vesting may range from 0% to 200% of the award granted. The Company assesses the probability of achieving all performance goals on a quarterly basis. The service period for RSUs granted during the period varies by grantee and is one year from the grant date for non-employee directors and ranges between three to four years from the grant date for employees and executive officers.
The following table summarizes restricted stock unit activity during the twenty-six weeks ended June 27, 2024:

	Restricted Stock Units
	Service-based	Performance-based	Total shareholder return	Total Restricted Stock Units
Unvested at December 29, 2023	608,140	188,543	58,854	855,537
Granted	240,892	50,855	—	291,747
Vested	(196,636)	—	—	(196,636)
Forfeited	(24,403)	(13,001)	(4,204)	(41,608)
Unvested at June 27, 2024	627,993	226,397	54,650	909,040
The aggregate fair value for all restricted stock units granted during the twenty-six weeks ended June 27, 2024 was $33.5 million. The grant-date fair value of service-based RSUs and performance-based RSUs is based on the closing market price of the Company’s Class A common stock on the date of grant.
Restricted Stock Awards
The following table summarizes restricted stock award activity during the twenty-six weeks ended June 27, 2024:

	Restricted Stock Awards
	Service-based	Performance-based (1)	Total shareholder return (1)	Total Restricted Stock Awards
Unvested at December 29, 2023	34,783	47,662	31,056	113,501
Vested	(30,680)	(47,662)	(31,056)	(109,398)
Forfeited	(395)	—	—	(395)
Unvested at June 27, 2024	3,708	—	—	3,708
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
The following table shows the computation of basic and diluted earnings per share for the periods presented:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
in thousands, except per share data	June 27, 2024	June 29, 2023	June 27, 2024	June 29, 2023
Net income	$56,666	$71,452	$106,698	$142,976
Basic weighted average shares outstanding	107,046	106,206	106,908	106,084
Dilutive effect of share-based awards	1,228	1,599	1,358	1,680
Diluted weighted average shares outstanding	108,274	107,805	108,266	107,764
Basic earnings per share	$0.53	$0.67	$1.00	$1.35
Diluted earnings per share	$0.52	$0.66	$0.99	$1.33
The following potentially dilutive securities were excluded from the computation of diluted earnings per share as a result of their anti-dilutive effect:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
in thousands	June 27, 2024	June 29, 2023	June 27, 2024	June 29, 2023
Stock options	1	56	2	56
Restricted stock units	—	251	—	255
8. Fair Value Measurements
As of June 27, 2024 and December 28, 2023, the Company had certain financial assets and liabilities on its Condensed Consolidated Balance Sheets that were required to be measured at fair value on a recurring or non-recurring basis. The estimated fair values of financial assets and liabilities such as cash and cash equivalents, receivables, prepaid expenses and other current assets, other assets, accounts payable, and accrued expenses and other current liabilities approximate their respective carrying values as reported within the Condensed Consolidated Balance Sheets. See Note 3, “Debt” for discussion of the fair value of the Company’s debt.
Contingent Earn-out Liabilities
As of June 27, 2024, the contingent earn-out liabilities had an aggregate estimated fair value of $5.3 million, of which $4.2 million is included in accrued expenses and other current liabilities and $1.1 million is included in other liabilities within the Condensed Consolidated Balance Sheets. The Company’s contingent earn-out liabilities are classified as Level 3 within the fair value hierarchy due to the use of unobservable inputs that are significant to their respective valuations. The table below summarizes changes in contingent earn-out liabilities during the twenty-six weeks ended June 27, 2024:

in thousands	Contingent Earn-out Liabilities
Balance at December 28, 2023	$11,137
Fair value adjustments	(87)
Payments	(5,769)
Balance at June 27, 2024	$5,281
The $0.1 million net decrease in the fair value of contingent earn-out liabilities during the twenty-six weeks ended June 27, 2024 was recognized in general and administrative expense within the Condensed Consolidated Statements of Operations and Comprehensive Income.

Interest Rate Cap Contracts
Changes in interest rates impact the Company’s results of operations. In an effort to manage exposure to this risk, the Company enters into derivative contracts and may adjust its derivative portfolio as market conditions change.
As of June 27, 2024, the Company’s outstanding interest rate cap contract was designated as a cash flow hedge. The contract has a notional value of $150.0 million and effectively caps SOFR based interest payments on a portion of the Company’s Term Loan Facility at 5.50% beginning in May 2024 and will continue until the agreement expires in April 2026. The Company’s two interest cap agreements outstanding at December 28, 2023, each with a notional value of $75.0 million, expired in April 2024. The effective portion of the gain or loss on effective cash flow hedges is reported as a component of accumulated other comprehensive income (“AOCI”) and reclassified into earnings in the same period in which the hedged transaction affects earnings. The effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item. To the extent the change in the fair value of the hedge does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the hedge is immediately recognized in earnings.
The Company’s outstanding interest rate cap contracts as of June 27, 2024 and December 28, 2023 were valued primarily using Level 2 inputs based on data readily observable in public markets. The Company's interest rate cap contracts were negotiated with counterparties without going through a public exchange. Accordingly, the Company's fair value assessments for these derivative contracts gave consideration to the risk of counterparty default as well as the Company's own credit risk. As of June 27, 2024 and December 28, 2023, the total fair value of the Company's interest rate cap contracts was approximately $0.2 million and $1.8 million, respectively, which are presented as a component of AOCI within stockholders’ equity on the Condensed Consolidated Balance Sheets net of tax of $0.1 million and $0.4 million, respectively. During the thirteen weeks ended June 27, 2024 and June 29, 2023, the Company reclassified $0.5 million and $1.2 million, respectively, of interest income from AOCI into earnings related to the interest rate cap contracts. During the twenty-six weeks ended June 27, 2024 and June 29, 2023, the Company reclassified $1.9 million and $2.3 million, respectively, of interest income from AOCI into earnings related to the interest rate cap contracts.
9. Supply Chain Finance
The Company facilitates supply chain finance programs through financial intermediaries, which provide certain suppliers the option to be paid by the financial intermediaries earlier than the due date on the applicable invoice. When a supplier utilizes one of the supply chain finance programs and receives an early payment from a financial intermediary, it takes a discount on the invoice. The Company then pays the financial intermediary the invoice on the original due date. The Company does not reimburse suppliers for any costs they incur for participation in the program. Supplier participation is voluntary, and there are no assets pledged as security or other forms of guarantees provided for the committed payment to the financial intermediaries. As a result, all amounts owed to the financial intermediaries are presented as trade accounts payable in the Condensed Consolidated Balance Sheets. Amounts due to the financial intermediaries reflected in trade accounts payable at June 27, 2024 and December 28, 2023 were $140.3 million and $114.0 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of Floor & Decor Holdings, Inc. and Subsidiaries included in Item 1 of this quarterly report on Form 10-Q (this “Quarterly Report”) and with our audited financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2023 and filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2024 (the “Annual Report”). As used in this Quarterly Report, except where the context otherwise requires or where otherwise indicated, the terms “Floor & Decor,” “Company,” “we,” “our,” or “us” refer to Floor & Decor Holdings, Inc. and its subsidiaries, and “Spartan” refers to our subsidiary Spartan Surfaces, LLC.
Overview
Founded in 2000, Floor & Decor is a high-growth, differentiated, multi-channel specialty retailer of hard surface flooring and related accessories and seller of commercial surfaces with 230 warehouse-format stores across 36 states as of June 27, 2024. We believe our unique approach to selling hard surface flooring and our consistent and disciplined culture of innovation and reinvestment create a differentiated business model in the hard surface flooring category. We believe that we offer the industry’s broadest in-stock assortment of tile, wood, laminate and vinyl, and natural stone flooring along with decorative and installation accessories and adjacent categories at everyday low prices, positioning us as the one-stop destination for our customers’ entire hard surface flooring needs. We appeal to a variety of customers, including professional installers and commercial businesses (“Pro”) and homeowners, which are comprised of do it yourself customers (“DIY”) and buy it yourself customers, who buy the products for professional installation (“BIY”).
We operate on a 52- or 53-week fiscal year ending the Thursday on or preceding December 31. The following discussion contains references to the thirteen and twenty-six weeks ended June 27, 2024 and June 29, 2023, respectively.
During the twenty-six weeks ended June 27, 2024, we continued to make key long-term strategic investments, including:
•opening nine new warehouse-format stores, ending the quarter with 230 warehouse-format stores and five design studios;
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
The following table summarizes key components of our results of operations for the periods indicated:

	Thirteen Weeks Ended
	June 27, 2024		June 29, 2023		Increase (Decrease)
dollars in thousands	Amount	% of Net Sales	Amount	% of Net Sales	$	%
Net sales	$1,133,139	100.0%	$1,135,899	100.0%	$(2,760)	(0.2)%
Cost of sales	642,105	56.7	656,266	57.8	(14,161)	(2.2)%
Gross profit	491,034	43.3	479,633	42.2	11,401	2.4%
Operating expenses:
Selling and store operating	341,408	30.1	311,406	27.4	30,002	9.6%
General and administrative	67,671	6.0	63,279	5.5	4,392	6.9%
Pre-opening	10,627	0.9	9,974	0.9	653	6.5%
Total operating expenses	419,706	37.0	384,659	33.8	35,047	9.1%
Operating income	71,328	6.3	94,974	8.4	(23,646)	(24.9)%
Interest expense, net	663	0.1	2,898	0.3	(2,235)	(77.1)%
Income before income taxes	70,665	6.2	92,076	8.1	(21,411)	(23.3)%
Income tax expense	13,999	1.2	20,624	1.8	(6,625)	(32.1)%
Net income	$56,666	5.0%	$71,452	6.3%	$(14,786)	(20.7)%

	Twenty-six Weeks Ended
	June 27, 2024		June 29, 2023		Increase (Decrease)
dollars in thousands	Amount	% of Net Sales	Amount	% of Net Sales	$	%
Net sales	$2,230,428	100.0%	$2,257,951	100.0%	$(27,523)	(1.2)%
Cost of sales	1,269,368	56.9	1,309,200	58.0	(39,832)	(3.0)%
Gross profit	961,060	43.1	948,751	42.0	12,309	1.3%
Operating expenses:
Selling and store operating	675,753	30.3	615,077	27.3	60,676	9.9%
General and administrative	134,448	6.0	125,190	5.5	9,258	7.4%
Pre-opening	20,220	0.9	17,994	0.8	2,226	12.4%
Total operating expenses	830,421	37.2	758,261	33.6	72,160	9.5%
Operating income	130,639	5.9	190,490	8.4	(59,851)	(31.4)%
Interest expense, net	2,618	0.2	7,760	0.3	(5,142)	(66.3)%
Income before income taxes	128,021	5.7	182,730	8.1	(54,709)	(29.9)%
Income tax expense	21,323	0.9	39,754	1.8	(18,431)	(46.4)%
Net income	$106,698	4.8%	$142,976	6.3%	$(36,278)	(25.4)%

Selected Financial Information

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27, 2024	June 29, 2023	June 27, 2024	June 29, 2023
Comparable store sales	(9.0)%	(6.0)%	(10.3)%	(4.7)%
Comparable average ticket	(4.3)%	1.1%	(4.3)%	4.1%
Comparable transactions	(4.9)%	(7.1)%	(6.3)%	(8.5)%
Number of warehouse-format stores	230	203	230	203
Adjusted EBITDA (in thousands) (1)	$136,857	$152,810	$259,855	$302,427
Adjusted EBITDA (% of net sales)	12.1%	13.5%	11.7%	13.4%
(1)    EBITDA and Adjusted EBITDA are non-GAAP financial measures. Refer to “Non-GAAP Financial Measures” further below for additional information and a reconciliation of EBITDA and Adjusted EBITDA to net income.
Net Sales
Net sales during the thirteen weeks ended June 27, 2024 decreased $2.8 million, or 0.2%, compared to the corresponding prior year period primarily due to a decrease in comparable store sales of 9.0%, partially offset by sales from the 28 new warehouse-format stores that we opened since June 29, 2023 and growth in our commercial business. The comparable store sales decline during the period of 9.0%, or $98.1 million, was due to a 4.9% decrease in comparable transactions and a 4.3% decrease in comparable average ticket. Non-comparable store sales of $95.3 million during the same period were primarily driven by new stores and revenue from Spartan.
Net sales during the twenty-six weeks ended June 27, 2024 decreased $27.5 million, or 1.2%, compared to the corresponding prior year period primarily due to a decrease in comparable store sales of 10.3%, partially offset by sales from the 28 new warehouse-format stores that we opened since June 29, 2023 and growth in our commercial business. The comparable store sales decline during the period of 10.3%, or $224.0 million, was due to a 6.3% decrease in comparable transactions and a 4.3% decrease in comparable average ticket. Non-comparable store sales of $196.5 million during the same period were primarily driven by new stores and revenue from Spartan.
We believe the decreases in comparable transactions for the thirteen and twenty-six weeks ended June 27, 2024 were largely driven by the impact of lower existing home sales. The decreases in comparable average ticket during the thirteen and twenty-six weeks ended June 27, 2024, were primarily due to smaller average transaction sizes.
We estimate that retail sales during the thirteen weeks ended June 27, 2024 were approximately 52% from homeowners and 48% from Pros compared to approximately 57% from homeowners and 43% from Pros during the thirteen weeks ended June 29, 2023. We estimate that retail sales during the twenty-six weeks ended June 27, 2024 were approximately 53% from homeowners and 47% from Pros compared to approximately 57% from homeowners and 43% from Pros during the twenty-six weeks ended June 29, 2023.
Gross Profit and Gross Margin
Gross profit during the thirteen weeks ended June 27, 2024 increased $11.4 million, or 2.4%, compared to the corresponding prior year period. The increase in gross profit was primarily driven by an increase in gross margin to 43.3%, up approximately 110 basis points from 42.2% in the same period a year ago.
Gross profit during the twenty-six weeks ended June 27, 2024 increased $12.3 million, or 1.3%, compared to the corresponding prior year period. The increase in gross profit was primarily driven by an increase in gross margin to 43.1%, up approximately 110 basis points from 42.0% in the same period a year ago.
The increases in gross margin during the thirteen and twenty-six weeks ended June 27, 2024 were primarily driven by a decrease in supply chain costs.
Selling and Store Operating Expenses
Selling and store operating expenses during the thirteen weeks ended June 27, 2024 increased $30.0 million, or 9.6%, compared to the corresponding prior year period. The increase in selling and store operating expenses was primarily driven by $39.1 million for new stores and $1.8 million at Spartan, partially offset by a decrease of $10.9 million at our comparable stores. As a percentage of net sales, selling and store operating expenses increased by approximately 270 basis points to 30.1% from 27.4% in the corresponding prior year period.

Selling and store operating expenses during the twenty-six weeks ended June 27, 2024 increased $60.7 million, or 9.9%, compared to the corresponding prior year period. The increase in selling and store operating expenses was primarily driven by $78.5 million for new stores and $5.3 million at Spartan, partially offset by a decrease of $23.1 million at our comparable stores. As a percentage of net sales, selling and store operating expenses increased by approximately 300 basis points to 30.3% from 27.3% in the corresponding prior year period.
The increases in selling and store operating expenses in total and as a percentage of net sales during the thirteen and twenty-six weeks ended June 27, 2024 were primarily attributable to deleverage from a decrease in comparable store sales and the addition of new stores.
General and Administrative Expenses
General and administrative expenses during the thirteen weeks ended June 27, 2024 increased $4.4 million, or 6.9%, compared to the corresponding prior year period. Our general and administrative expenses as a percentage of net sales increased by approximately 50 basis points to 6.0% from 5.5% in the corresponding prior year period.
General and administrative expenses during the twenty-six weeks ended June 27, 2024 increased $9.3 million, or 7.4%, compared to the corresponding prior year period. Our general and administrative expenses as a percentage of net sales increased by approximately 50 basis points to 6.0% from 5.5% in the corresponding prior year period.
The increases in general and administrative expenses in total and as a percentage of net sales for the thirteen and twenty-six weeks ended June 27, 2024 were primarily comprised of additional staffing costs to support store growth of approximately $2.2 million and $4.9 million, respectively, and, to a lesser extent, incentive compensation and other operating expenses.
Pre-Opening Expenses
Pre-opening expenses during the thirteen weeks ended June 27, 2024 increased $0.7 million, or 6.5%, compared to the corresponding prior year period.
Pre-opening expenses during the twenty-six weeks ended June 27, 2024 increased $2.2 million, or 12.4%, compared to the corresponding prior year period.
The increases in pre-opening expenses during the thirteen and twenty-six weeks ended June 27, 2024 primarily resulted from higher store relocation expenses compared to the corresponding prior year period.
Interest Expense, Net
Net interest expense during the thirteen weeks ended June 27, 2024 decreased $2.2 million, or 77.1%, compared to the corresponding prior year period.
Net interest expense during the twenty-six weeks ended June 27, 2024 decreased $5.1 million, or 66.3%, compared to the corresponding prior year period.
The decreases in net interest expense for the thirteen and twenty-six weeks ended June 27, 2024 were primarily due to a decrease in average amounts outstanding under our ABL Facility and an increase in interest capitalized, partially offset by interest rate increases on outstanding debt and lower interest income from our interest cap derivative contracts.
Income Tax Expense
Income tax expense was $14.0 million during the thirteen weeks ended June 27, 2024 compared to $20.6 million during the thirteen weeks ended June 29, 2023. The effective tax rate was 19.8% for the thirteen weeks ended June 27, 2024 compared to 22.4% in the corresponding prior year period.
Income tax expense was $21.3 million during the twenty-six weeks ended June 27, 2024 compared to $39.8 million during the twenty-six weeks ended June 29, 2023. The effective tax rate was 16.7% for the twenty-six weeks ended June 27, 2024 compared to 21.8% in the corresponding prior year period.
The effective tax rate decreases during the thirteen and twenty-six weeks ended June 27, 2024 were primarily due to increases in excess tax benefits related to stock-based compensation awards that were partially offset by limitations on deductions for compensation to certain employees under Internal Revenue Code Section 162(m).

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
For the periods presented, the following table reconciles EBITDA and Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
in thousands	June 27, 2024	June 29, 2023	June 27, 2024	June 29, 2023
Net income	$56,666	$71,452	$106,698	$142,976
Depreciation and amortization (a)	57,837	49,177	113,716	95,103
Interest expense, net	663	2,898	2,618	7,760
Income tax expense	13,999	20,624	21,323	39,754
EBITDA	129,165	144,151	244,355	285,593
Stock-based compensation expense (b)	8,355	8,306	15,587	15,047
Other (c)	(663)	353	(87)	1,787
Adjusted EBITDA	$136,857	$152,810	$259,855	$302,427
(a)Excludes amortization of deferred financing costs, which is included as part of interest expense, net in the table above.
(b)Non-cash charges related to stock-based compensation programs, which vary from period to period depending on the timing of awards and forfeitures.
(c)Other adjustments include amounts management does not consider indicative of our core operating performance. Amounts for both the thirteen and twenty-six weeks ended June 27, 2024 and June 29, 2023 relate to changes in the fair value of contingent earn-out liabilities.

Liquidity and Capital Resources
Liquidity is provided primarily by cash flows from operations and our $800.0 million ABL Facility. Unrestricted liquidity based on our June 27, 2024 financial data was $772.1 million, consisting of $138.1 million in cash and cash equivalents and $634.0 million immediately available for borrowing under the ABL Facility without violating any covenants thereunder. Our liquidity is generally not seasonal, and our uses of cash are primarily tied to when we open stores and make other capital expenditures.
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
Total capital expenditures in fiscal 2024 are planned to be between approximately $360 million to $410 million and are expected to be funded primarily by cash generated from operations and borrowings under the ABL Facility. Our capital needs may change in the future due to changes in our business, new opportunities that we choose to pursue, or other factors. We currently expect the following for capital expenditures in fiscal 2024 (projected amounts are based on the gross costs that we expect to accrue for these investments on the Condensed Consolidated Balance Sheets in fiscal 2024, which may include amounts incurred but not yet settled in cash during the period):
•invest approximately $270 million to $310 million to open 30 warehouse-format stores, relocate stores, and begin construction on stores opening after fiscal 2024;
•invest approximately $60 million to $70 million in existing store remodeling projects and our distribution centers; and
•invest approximately $30 million in information technology infrastructure, e-commerce, and other store support center initiatives.
Cash Flow Analysis
A summary of our operating, investing, and financing activities is shown in the following table:

	Twenty-six Weeks Ended
in thousands	June 27, 2024	June 29, 2023
Net cash provided by operating activities	$341,480	$476,645
Net cash used in investing activities	(225,614)	(296,331)
Net cash used in financing activities	(12,185)	(185,937)
Net increase (decrease) in cash and cash equivalents	$103,681	$(5,623)
Net Cash Provided by Operating Activities
Cash provided by operating activities consists primarily of (i) net income adjusted for non-cash items, including depreciation and amortization, stock-based compensation, deferred income taxes, and changes in the fair values of contingent earn-out liabilities and (ii) changes in working capital.
Net cash provided by operating activities during the twenty-six weeks ended June 27, 2024 and June 29, 2023 was $341.5 million and $476.6 million, respectively. The decrease in net cash provided by operating activities was primarily driven by a lower decrease in inventory, lower increase in trade accounts payable, an increase in receivables, and a decline in cash earnings after adjusting net income for non-cash items such as depreciation and amortization, which were partially offset by a decrease in income taxes receivable.
Net Cash Used in Investing Activities
Investing activities typically consist primarily of capital expenditures for new store openings and existing store remodels, including leasehold improvements, racking, fixtures, vignettes, design centers, and new infrastructure and information systems. Cash payments to acquire businesses are also included in investing activities.

Net cash used in investing activities during the twenty-six weeks ended June 27, 2024 and June 29, 2023 was $225.6 million and $296.3 million, respectively. The decrease in cash used in investing activities was due to a decrease in capital expenditures and cash paid for an acquisition in 2023. The decline in capital expenditures was driven by the timing of construction payable settlements for recently completed stores and a decrease in new stores under construction compared to the corresponding prior year period.
Net Cash Used in Financing Activities
Financing activities consist primarily of borrowings and related repayments under our credit agreements, tax payments related to the vesting or exercise of stock-based compensation awards, proceeds from the exercise of stock options and our employee share purchase program, and payments of contingent earn-out consideration.
Net cash used in financing activities during the twenty-six weeks ended June 27, 2024 and June 29, 2023 was $12.2 million and $185.9 million, respectively. The decrease in net cash used in financing activities was primarily driven by a decrease in net ABL Facility repayments.
Our Credit Facilities
As of June 27, 2024, total Term Loan Facility debt was $201.3 million, and no amounts were outstanding under our ABL Facility. For additional information regarding our Term Loan Facility and ABL Facility, including applicable covenants and other details, please refer to Note 3, “Debt.”
Credit Ratings
Our credit ratings are periodically reviewed by rating agencies. Standard & Poor's issuer credit rating of BB with a stable outlook and Moody’s issuer credit rating of Ba3 with a stable outlook remain unchanged as of June 27, 2024. These ratings and our current credit condition affect, among other things, our ability to access new capital. Negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be lowered or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, financial condition, results of operations, and liquidity. In particular, a weakening of our financial condition, including an increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, result in a credit rating downgrade or change in outlook, or otherwise increase our cost of borrowing.
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
Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our Credit Facilities, which have variable interest rates. Based on the $201.3 million total outstanding principal balance of our Credit Facilities as of June 27, 2024, a 1.0% increase in the effective interest rate of this debt would cause an increase in interest expense of approximately $2.0 million over the next twelve months, excluding the impact of our interest rate cap agreement. To lessen our exposure to interest rate risk, we entered into an interest rate cap agreement in January 2024 with a notional value of $150.0 million. The interest cap agreement effectively caps SOFR based interest payments on a portion of the Company’s Term Loan Facility at 5.50% beginning in May 2024 and will continue until the agreement expires in April 2026. For additional information related to the Company’s Credit Facilities, refer to Note 3, “Debt.”
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in reports filed or submitted under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, have reviewed the effectiveness of the Company’s disclosure controls and procedures as of June 27, 2024 and, based on their evaluation, have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. The condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the fiscal quarter ended June 27, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Company is beginning a multi-year implementation of portions of our enterprise resource planning (ERP) system, which will replace our existing core financial and merchandising systems. The implementation is expected to occur in phases over the next few years. As the phased implementation occurs, it may result in changes to our processes and procedures, which may result in changes to our internal controls over financial reporting. As such changes occur, we will evaluate quarterly whether they materially affect our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the fiscal quarter ended June 27, 2024, the Company did not sell any unregistered equity securities or repurchase any of its equity securities.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 27, 2024, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

FLOOR & DECOR HOLDINGS, INC.

Dated: August 1, 2024	By:	/s/ Thomas V. Taylor
Thomas V. Taylor
Chief Executive Officer
(Principal Executive Officer)

Dated: August 1, 2024	By:	/s/ Bryan H. Langley
Bryan H. Langley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: August 1, 2024	By:	/s/ Luke T. Olson
Luke T. Olson
Vice President, Chief Accounting Officer
(Principal Accounting Officer)