Form 10-Q
period 2024-09-26
Floor & Decor Holdings, Inc.
filed 2024-10-30
CIK 1507079

74

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2024
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2024
Class A common stock, $0.001 par value per share	107,231,341

Forward-Looking Statements
The discussion in this Form 10-Q for the quarterly period ended September 26, 2024 (the “Quarterly Report”), including under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I and Item 1A, “Risk Factors” of Part II, contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical fact contained in this Quarterly Report, including statements regarding our future operating results and financial position, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “seeks,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “budget,” “potential,” or “continue” or the negative of these terms or other similar expressions.
The forward-looking statements contained in this Quarterly Report are based on our current expectations, assumptions, estimates, and projections regarding the Company’s business, the economy, and other future conditions, including the impact of natural disasters on sales. These statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements.
Although we believe that the expectations reflected in the forward-looking statements in this Quarterly Report are reasonable, we cannot guarantee future events, results, performance, or achievements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements in this Quarterly Report, including, without limitation, those factors described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I of this Quarterly Report, Item 1A, “Risk Factors” of Part II of this Quarterly Report, and elsewhere in the Company’s filings with the Securities and Exchange Commission (the “SEC”). Some of the key factors that could cause actual results to differ from our expectations include the following:
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

•any failure by any of our suppliers to supply us with quality products on attractive terms and prices or to adhere to the quality standards that we set for our products;
•our inability to locate sufficient suitable natural products;
•the effects of weather conditions, natural disasters, or other unexpected events, including public health crises, that may disrupt our operations;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

in thousands, except for share and per share data	As of September 26, 2024	As of December 28, 2023
Assets
Current assets:
Cash and cash equivalents	$180,771	$34,382
Income taxes receivable	3,317	27,870
Receivables, net	104,351	99,513
Inventories, net	1,046,007	1,106,150
Prepaid expenses and other current assets	54,419	48,725
Total current assets	1,388,865	1,316,640
Fixed assets, net	1,763,980	1,629,917
Right-of-use assets	1,346,653	1,282,625
Intangible assets, net	151,119	153,869
Goodwill	257,940	257,940
Deferred income tax assets, net	16,635	14,227
Other assets	7,037	7,332
Total long-term assets	3,543,364	3,345,910
Total assets	$4,932,229	$4,662,550
Liabilities and stockholders’ equity
Current liabilities:
Current portion of term loan	$2,103	$2,103
Current portion of lease liabilities	134,629	126,428
Trade accounts payable	737,845	679,265
Accrued expenses and other current liabilities	305,971	332,940
Deferred revenue	12,472	11,277
Total current liabilities	1,193,020	1,152,013
Term loan	194,630	194,939
Lease liabilities	1,368,514	1,301,754
Deferred income tax liabilities, net	53,373	67,188
Other liabilities	11,637	15,666
Total long-term liabilities	1,628,154	1,579,547
Total liabilities	2,821,174	2,731,560
Commitments and contingencies (Note 5)
Stockholders’ equity
Capital stock:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at September 26, 2024 and December 28, 2023	—	—
Common stock Class A, $0.001 par value; 450,000,000 shares authorized; 107,223,985 shares issued and outstanding at September 26, 2024 and 106,737,532 issued and outstanding at December 28, 2023	107	107
Common stock Class B, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at September 26, 2024 and December 28, 2023	—	—
Common stock Class C, $0.001 par value; 30,000,000 shares authorized; 0 shares issued and outstanding at September 26, 2024 and December 28, 2023	—	—
Additional paid-in capital	536,238	513,060
Accumulated other comprehensive (loss) income, net	(79)	1,422
Retained earnings	1,574,789	1,416,401
Total stockholders’ equity	2,111,055	1,930,990
Total liabilities and stockholders’ equity	$4,932,229	$4,662,550
See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
in thousands, except for per share data	September 26, 2024	September 28, 2023	September 26, 2024	September 28, 2023
Net sales	$1,117,926	$1,107,812	$3,348,354	$3,365,763
Cost of sales	632,056	640,357	1,901,424	1,949,557
Gross profit	485,870	467,455	1,446,930	1,416,206
Operating expenses:
Selling and store operating	339,135	308,581	1,014,888	923,658
General and administrative	67,687	59,870	202,135	185,060
Pre-opening	12,731	14,232	32,951	32,226
Total operating expenses	419,553	382,683	1,249,974	1,140,944
Operating income	66,317	84,772	196,956	275,262
Interest expense, net	189	1,246	2,807	9,006
Income before income taxes	66,128	83,526	194,149	266,256
Income tax expense	14,438	17,603	35,761	57,357
Net income	$51,690	$65,923	$158,388	$208,899
Change in fair value of hedge instruments, net of tax	(185)	(907)	(1,501)	(1,882)
Total comprehensive income	$51,505	$65,016	$156,887	$207,017
Basic earnings per share	$0.48	$0.62	$1.48	$1.97
Diluted earnings per share	$0.48	$0.61	$1.46	$1.94
See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Class A
in thousands	Shares	Amount
Balance, December 29, 2023	106,738	$107	$513,060	$1,422	$1,416,401	$1,930,990
Stock-based compensation expense	—	—	7,232	—	—	7,232
Exercise of stock options	171	—	3,854	—	—	3,854
Issuance of common stock upon vesting of restricted stock units	184	—	—	—	—	—
Shares issued under employee stock purchase plan	28	—	2,720	—	—	2,720
Common stock redeemed for tax liability	(110)	—	(13,057)	—	—	(13,057)
Other comprehensive loss, net of tax	—	—	—	(970)	—	(970)
Net income	—	—	—	—	50,032	50,032
Balance, March 28, 2024	107,011	$107	$513,809	$452	$1,466,433	$1,980,801
Stock-based compensation expense	—	—	8,355	—	—	8,355
Exercise of stock options	112	—	1,588	—	—	1,588
Issuance of common stock upon vesting of restricted stock units	13	—	—	—	—	—
Common stock redeemed for tax liability	(3)	—	(470)	—	—	(470)
Other comprehensive loss, net of tax	—	—	—	(346)	—	(346)
Net income	—	—	—	—	56,666	56,666
Balance, June 27, 2024	107,133	$107	$523,282	$106	$1,523,099	$2,046,594
Stock-based compensation expense	—	—	10,031	—	—	10,031
Exercise of stock options	49	—	769	—	—	769
Issuance of common stock upon vesting of restricted stock units	18	—	—	—	—	—
Shares issued under employee stock purchase plan	31	—	2,739	—	—	2,739
Common stock redeemed for tax liability	(7)	—	(583)	—	—	(583)
Other comprehensive loss, net of tax	—	—	—	(185)	—	(185)
Net income	—	—	—	—	51,690	51,690
Balance, September 26, 2024	107,224	$107	$536,238	$(79)	$1,574,789	$2,111,055
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

Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Thirty-nine Weeks Ended
in thousands	September 26, 2024	September 28, 2023
Operating activities
Net income	$158,388	$208,899
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	172,690	146,947
Stock-based compensation expense	25,618	20,336
Deferred income taxes	(15,813)	4,953
Loss on asset impairments and disposals, net	1,511	858
Change in fair value of contingent earn-out liabilities	(866)	2,329
Interest cap derivative contracts	110	85
Changes in operating assets and liabilities, net of effects of acquisition:
Receivables, net	(4,838)	2,931
Inventories, net	60,143	195,590
Trade accounts payable	60,747	109,338
Accrued expenses and other current liabilities	21,939	2,950
Income taxes	24,840	(8,912)
Deferred revenue	1,195	3,323
Other, net	(3,896)	9,348
Net cash provided by operating activities	501,768	698,975
Investing activities
Purchases of fixed assets	(349,360)	(413,717)
Acquisition, net of cash acquired	—	(17,353)
Net cash used in investing activities	(349,360)	(431,070)
Financing activities
Payments on term loan	(1,577)	(1,577)
Borrowings on revolving line of credit	258,600	518,900
Payments on revolving line of credit	(258,600)	(729,100)
Payments of contingent earn-out liabilities	(2,002)	(5,241)
Proceeds from exercise of stock options	6,211	7,909
Proceeds from employee stock purchase plan	5,459	5,159
Tax payments for stock-based compensation awards	(14,110)	(12,121)
Net cash used in financing activities	(6,019)	(216,071)
Net increase in cash and cash equivalents	146,389	51,834
Cash and cash equivalents, beginning of the period	34,382	9,794
Cash and cash equivalents, end of the period	$180,771	$61,628
Supplemental disclosures of cash flow information
Buildings and equipment acquired under operating leases	$167,135	$192,906
Cash paid for interest, net of capitalized interest	$3,959	$8,871
Cash paid for income taxes, net of refunds	$26,728	$62,105
Fixed assets accrued at the end of the period	$89,090	$150,111
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
As of September 26, 2024, the Company, through its wholly owned subsidiary, Floor and Decor Outlets of America, Inc. (“Outlets”), operates 241 warehouse-format stores, which average 77,000 square feet, and five small-format standalone design studios in 38 states, as well as four distribution centers and an e-commerce site, FloorandDecor.com, and a commercial surfaces business through its subsidiary, Spartan Surfaces, LLC (“Spartan”). Substantially all of the Company’s operating assets and liabilities are held by Outlets.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. The Condensed Consolidated Balance Sheet as of December 28, 2023 has been derived from the audited Consolidated Balance Sheet for the fiscal year then ended. The interim condensed consolidated financial statements should be read together with the audited consolidated financial statements and related footnote disclosures included in the Company’s Annual Report on Form 10-K for fiscal 2023, filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2024 (the “Annual Report”). Management believes the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments considered necessary for a fair statement of results for the interim periods presented. Results of operations for the thirteen and thirty-nine weeks ended September 26, 2024 are not necessarily indicative of the results to be expected for the full year.
Summary of Significant Accounting Policies
There were no significant changes to our Significant Accounting Policies as disclosed in the Annual Report. For more information regarding our Significant Accounting Policies and Estimates, see Note 1, “Summary of Significant Accounting Policies” in Part II, Item 8, “Financial Statements and Supplementary Data” of our Annual Report.
Recently Adopted Accounting Pronouncements
Leases. In March 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-01, “Leases (Topic 842), Common Control Arrangements.” The amendments in the ASU applying to public business entities clarify the accounting for leasehold improvements associated with common control leases, reducing diversity in practice and providing investors with financial information that will better reflect the economics of those transactions. In the first quarter of fiscal 2024, the Company adopted ASU No. 2023-01 on a prospective basis to all new leasehold improvements. The adoption of ASU 2023-01 did not have an impact on the Company’s consolidated financial statements or related disclosures and would only have an impact to the extent that the Company has future common control leases.

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
Contract liabilities within the Condensed Consolidated Balance Sheets as of September 26, 2024 and December 28, 2023 primarily consisted of deferred revenue as well as amounts in accrued expenses and other current liabilities related to the Pro Premier Rewards loyalty program and unredeemed gift cards. As of September 26, 2024, contract liabilities totaled $73.0 million and included $52.4 million of loyalty program liabilities, $12.5 million of deferred revenue, and $8.1 million of unredeemed gift cards. As of December 28, 2023, contract liabilities totaled $69.6 million and included $45.6 million of loyalty program liabilities, $11.3 million of deferred revenue, and $12.7 million of unredeemed gift cards. Of the contract liabilities outstanding as of December 28, 2023, approximately $17.3 million was recognized in revenue during the thirty-nine weeks ended September 26, 2024.
Disaggregated Revenue
The Company has one reportable segment. The following table presents the net sales of each major product category (dollars in thousands):

	Thirteen Weeks Ended
	September 26, 2024		September 28, 2023
Product Category	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Laminate and vinyl	$271,210	24%	$287,631	26%
Tile	255,202	23	258,148	23
Installation materials and tools	231,400	21	211,732	19
Decorative accessories and wall tile	188,537	17	183,657	17
Wood	67,016	6	66,646	6
Natural stone	50,704	5	51,655	5
Adjacent categories	27,852	2	21,789	2
Other (1)	26,005	2	26,554	2
Total	$1,117,926	100%	$1,107,812	100%

	Thirty-nine Weeks Ended
	September 26, 2024		September 28, 2023
Product Category	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Laminate and vinyl	$808,598	24%	$886,358	26%
Tile	774,018	23	793,995	24
Installation materials and tools	683,296	21	622,249	18
Decorative accessories and wall tile	577,921	17	573,014	17
Wood	201,146	6	193,207	6
Natural stone	154,127	5	160,565	5
Adjacent categories	75,963	2	61,814	2
Other (1)	73,285	2	74,561	2
Total	$3,348,354	100%	$3,365,763	100%
(1) Other includes delivery, sample, and other product revenue and adjustments for deferred revenue, sales returns reserves, and other revenue related adjustments that are not allocated on a product-category basis.

3. Debt
The following table summarizes the Company’s long-term debt as of September 26, 2024 and December 28, 2023:

in thousands	Maturity Date	Interest Rate Per Annum at September 26, 2024 (1)		September 26, 2024	December 28, 2023
Credit Facilities:
Term Loan Facility	February 14, 2027	7.25%	Variable	$200,819	$202,396
Asset-based Loan Facility (“ABL Facility”)	August 4, 2027	6.10%	Variable	—	—
Total secured debt at par value				200,819	202,396
Less: current maturities				2,103	2,103
Long-term debt maturities				198,716	200,293
Less: unamortized discount and debt issuance costs				4,086	5,354
Total long-term debt				$194,630	$194,939
(1) The applicable interest rate for the Term Loan Facility as presented herein does not include the effect of interest rate cap agreements. Refer to Note 8, “Fair Value Measurements” for additional details related to the Company’s interest rate cap agreements.
The following table summarizes scheduled maturities of the Company’s debt as of September 26, 2024:

in thousands	Amount
Thirteen weeks ending December 26, 2024	$526
2025	2,103
2026	2,629
2027	195,561
Total minimum debt payments	$200,819
Components of interest expense are as follows for the periods presented:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
in thousands	September 26, 2024	September 28, 2023	September 26, 2024	September 28, 2023
Total interest expense, net of interest income (1)	$2,849	$3,255	$9,653	$14,022
Less: interest capitalized	2,660	2,009	6,846	5,016
Interest expense, net	$189	$1,246	$2,807	$9,006
(1)Total interest expense, net of interest income includes interest income related to the Company’s interest rate cap agreements. The Company recognized no interest income related to interest rate cap agreements for the thirteen weeks ended September 26, 2024 compared to $1.4 million for the thirteen weeks ended September 28, 2023. The Company recognized interest income related to interest rate cap agreements of $1.9 million for the thirty-nine weeks ended September 26, 2024 compared to $3.7 million for the thirty-nine weeks ended September 28, 2023. Refer to Note 8, “Fair Value Measurements” for additional details related to the Company’s interest rate cap agreements.
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

ABL Facility
As of September 26, 2024, the Company’s ABL Facility had a maximum availability of $800.0 million with actual available borrowings limited to the sum, at the time of calculation, of (a) eligible credit card receivables multiplied by the credit card advance rate, plus (b) the cost of eligible inventory, net of inventory reserves, multiplied by the applicable appraisal percentage, plus (c) 85% of eligible net trade receivables, plus (d) all eligible cash on hand, plus (e) 100% of the amount for which any eligible letter of credit must be honored after giving effect to any draws, minus certain Availability Reserves (each component as defined in the ABL Facility). The ABL Facility is available for issuance of letters of credit and contains a sublimit of $50.0 million for standby letters of credit and commercial letters of credit combined. Available borrowings under the facility are reduced by the face amount of outstanding letters of credit. The Company’s ABL Facility allows for the Company, under certain circumstances, to increase the size of the facility by an additional amount up to $200.0 million.
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
Based on financial data as of September 26, 2024, net availability under the ABL Facility was $622.3 million as reduced by letters of credit of $37.1 million.
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
Fair Value of Debt
Market risk associated with the Company’s long-term debt relates to the potential change in fair value and negative impact to future earnings, respectively, from a change in interest rates. The aggregate fair value of debt is based primarily on the Company’s estimates of interest rates, maturities, credit risk, and underlying collateral. The estimated fair value and classification within the fair value hierarchy of the Term Loan Facility was as follows as of September 26, 2024 and December 28, 2023:

in thousands	Fair Value Hierarchy Classification	September 26, 2024	December 28, 2023
Term Loan Facility	Level 3	$200,317	$201,637
The Term Loan Facility fair value is classified as Level 3 within the fair value hierarchy due to the use of unobservable inputs significant to the valuation, including indicative pricing from counterparties and discounted cash flow methods. No amounts were outstanding under the ABL Facility as of September 26, 2024 and December 28, 2023.

4. Income Taxes
Effective tax rates for the thirteen and thirty-nine weeks ended September 26, 2024 and September 28, 2023 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within each period. The Company’s effective income tax rate was 21.8% and 21.1% for the thirteen weeks ended September 26, 2024 and September 28, 2023, respectively, and 18.4% and 21.5% for the thirty-nine weeks ended September 26, 2024 and September 28, 2023, respectively. For the thirteen weeks ended September 26, 2024, the effective income tax rate was higher than the statutory federal income tax rate of 21.0% primarily due to state income taxes that were partially offset by tax deductions in excess of book expense related to stock-based compensation awards. For the thirty-nine weeks ended September 26, 2024, the effective income tax rate was lower than the statutory federal income tax rate of 21.0% primarily due to tax deductions in excess of book expense related to stock-based compensation awards. For the thirteen and thirty-nine weeks ended September 28, 2023, the effective income tax rates were higher than the statutory federal income tax rate of 21.0% primarily due to state income taxes that were partially offset by tax deductions in excess of book expense related to stock-based compensation awards.
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
When readily determinable, the rate implicit in the lease is used to discount lease payments to present value; however, substantially all of the Company’s leases do not provide a readily determinable implicit rate. If the rate implicit in the lease is not readily determinable, the Company uses a third party to assist in the determination of a secured incremental borrowing rate, determined on a collateralized basis, to discount lease payments based on information available at lease commencement. The secured incremental borrowing rate is estimated based on yields obtained from Bloomberg for U.S. consumers with a BB credit rating and is adjusted for collateralization as well as inflation. As of September 26, 2024 and September 28, 2023, the Company’s weighted average discount rate was 5.8% and 5.7%, respectively. As of both September 26, 2024 and September 28, 2023, the weighted average remaining lease term of the Company’s leases was approximately 12 years.

Lease Costs
The table below presents components of lease expense for operating leases.

		Thirteen Weeks Ended		Thirty-nine Weeks Ended
in thousands	Classification	September 26, 2024	September 28, 2023	September 26, 2024	September 28, 2023
Fixed operating lease cost:	Selling and store operating	$44,648	$39,575	$131,223	$116,248
	Cost of sales	6,551	6,385	19,464	17,856
	Pre-opening	3,988	4,244	11,202	11,216
	General and administrative	1,029	1,029	3,089	3,131
Total fixed operating lease cost		$56,216	$51,233	$164,978	$148,451

Variable lease cost (1):	Selling and store operating	$17,170	$14,601	$53,261	$44,369
	Cost of sales	764	1,149	3,114	3,307
	Pre-opening	108	185	443	328
	General and administrative	718	408	1,875	1,027
Total variable lease cost		$18,760	$16,343	$58,693	$49,031

Sublease income	Cost of sales	(691)	(681)	(2,053)	(2,041)

Total operating lease cost (2)		$74,285	$66,895	$221,618	$195,441
(1) Includes variable costs for common area maintenance, property taxes, and insurance on leased real estate.
(2) Excludes short-term lease costs, which were immaterial for the thirteen and thirty-nine weeks ended September 26, 2024 and September 28, 2023.
Undiscounted Cash Flows
Future minimum lease payments under non-cancelable operating leases as of September 26, 2024 were as follows:

in thousands	Amount
Thirteen weeks ending December 26, 2024	$47,189
2025	225,100
2026	212,896
2027	201,650
2028	181,053
Thereafter	1,302,753
Total minimum lease payments (1) (2)	2,170,641
Less: amount of lease payments representing interest	667,498
Present value of future minimum lease payments	1,503,143
Less: current obligations under leases	134,629
Long-term lease obligations	$1,368,514
(1) Future lease payments exclude approximately $449.9 million of legally binding minimum lease payments for operating leases signed but not yet commenced.
(2) Operating lease payments include $255.0 million related to options to extend lease terms that are reasonably certain of being exercised.
For the thirty-nine weeks ended September 26, 2024 and September 28, 2023, cash paid for amounts included in the measurement of operating lease liabilities was $157.8 million and $141.7 million, respectively.

Litigation
On November 15, 2021, the Company was added as a defendant in a wrongful death lawsuit, Nguyen v. Inspections Now, Inc., No. 21-DCV-287142, pending in the 434th Judicial District Court of Fort Bend County, Texas. Bestview International Company and Bestview (Fuzhou) Import & Export Co. LTD are also named as defendants in the case; former defendants Inspections Now, Inc. and Jason Post Homes, LLC have been dismissed. Plaintiff’s petition alleges that “wood paneling” allegedly purchased from the Company was installed in the vicinity of plaintiff’s fireplace and caught fire while the fireplace was lit. The fire consumed plaintiff’s home and resulted in injuries to plaintiff and another occupant and the death of plaintiff’s three children and mother. Plaintiff alleges product defect and failure to warn claims against the Company and product defect, failure to warn, and strict liability claims against the Bestview entities. Plaintiff’s petition seeks damages in excess of $1.0 million for property damage, personal injury, and wrongful death. The petition also seeks exemplary damages. Plaintiff’s ex-husband, brother, and the additional occupant have since intervened as plaintiffs in the lawsuit. Intervenors allege the same claims against the Company and the Bestview entities and collectively seek damages in excess of $11.0 million for property damage, personal injury (as to the other occupant), wrongful death, and exemplary damages. The Company has answered all petitions, denying the allegations. The case is currently set for trial in the third quarter of fiscal 2025.
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
On June 18, 2020, an alleged stockholder filed a putative derivative complaint, Lincolnshire Police Pension Fund v. Taylor, et al., No. 2020-0487-JTL, in the Delaware Court of Chancery, purportedly on behalf of the Company against certain of the Company’s officers, directors, and stockholders. An amended complaint was filed on September 14, 2022. The Company along with the other defendants filed a motion to dismiss on October 31, 2022. The plaintiffs then filed a second amended complaint on December 22, 2022. On February 6, 2023, the Company, along with the other defendants, filed a motion to dismiss the operative complaint. On December 5, 2023, the Court denied the defendants’ motion to dismiss, and the case proceeded to discovery. The complaint alleges breaches of fiduciary duties and unjust enrichment. The factual allegations underlying these claims are similar to the factual allegations made in the previously dismissed In re Floor & Decor Holdings, Inc. Securities Litigation, as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The complaint seeks unspecified damages and restitution for the Company from the individual defendants and the payment of costs and attorneys’ fees. On September 17, 2024, the defendants entered into a Stipulation of Compromise and Settlement (the “Stipulation”) with the plaintiffs, which was filed with the Court on September 17, 2024, setting forth the terms and conditions of a proposed settlement. The settlement provides, among other things, for a full release of the claims that the plaintiffs or any other Company stockholder asserted or could have asserted in the litigation against any of the defendants in exchange for (1) an $8.0 million payment to the Company, net of payment of the fees and expenses of plaintiffs’ counsel, and (2) the Company’s agreement to implement and/or maintain certain corporate governance measures, as more fully described in the Stipulation. The settlement is subject to Court approval, the Court hearing for which is scheduled in the fourth quarter of fiscal 2024. The settlement, if finally approved, will cause the dismissal with prejudice of this litigation.
The Company is also subject to various other legal actions, claims, and proceedings arising in the ordinary course of business, which may include claims related to general liability, workers’ compensation, product liability, intellectual property, and employment-related matters resulting from its business activities. As with most actions such as these, an estimation of any possible and/or ultimate liability cannot always be determined. The Company establishes reserves for specific legal proceedings when it determines that the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated. These various other ordinary course proceedings are not expected to have a material impact on the Company’s consolidated financial position, cash flows, or results of operations. Regardless of the outcome, however, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.
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

The table below presents components of stock-based compensation expense within the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income:

	Thirty-nine Weeks Ended
in thousands	September 26, 2024	September 28, 2023
General and administrative	$22,338	$18,927
Selling and store operating	3,280	1,409
Total stock-based compensation expense	$25,618	$20,336
Stock Options
The table below summarizes stock option activity for the thirty-nine weeks ended September 26, 2024:

	Options	Weighted Average Exercise Price
Outstanding at December 29, 2023	1,607,341	$28.51
Exercised	(331,778)	$18.72
Forfeited or expired	(2,518)	$68.82
Outstanding at September 26, 2024	1,273,045	$30.97
Vested and exercisable at September 26, 2024	1,258,196	$30.21
Restricted Stock Units
The Company periodically grants restricted stock units (“RSUs”) that represent an unfunded, unsecured right to receive a share of the Company’s Class A common stock upon vesting. During the thirty-nine weeks ended September 26, 2024, the Company granted RSUs to certain employees, executive officers, and non-employee directors comprised of service-based RSUs and performance-based RSUs. Service-based RSUs vest based on the grantee’s continued service through the vesting date. The performance-based RSUs cliff vest based on (i) the Company’s achievement of predetermined financial metrics at the end of a three-year performance period and (ii) the grantee’s continued service through the vesting date. Depending on the extent to which the relevant performance goals are achieved, the number of common shares earned upon vesting may range from 0% to 200% of the award granted. The Company assesses the probability of achieving all performance goals on a quarterly basis. The service period for RSUs granted during the period varies by grantee and is one year from the grant date for non-employee directors and ranges between two to four years from the grant date for employees and executive officers.
The following table summarizes restricted stock unit activity during the thirty-nine weeks ended September 26, 2024:

	Restricted Stock Units
	Service-based	Performance-based	Total shareholder return	Total Restricted Stock Units
Unvested at December 29, 2023	608,140	188,543	58,854	855,537
Granted	252,692	50,855	—	303,547
Vested	(214,620)	—	—	(214,620)
Forfeited	(38,539)	(13,838)	(4,204)	(56,581)
Unvested at September 26, 2024	607,673	225,560	54,650	887,883
The aggregate fair value for all restricted stock units granted during the thirty-nine weeks ended September 26, 2024 was $33.9 million. The grant-date fair value of service-based RSUs and performance-based RSUs is based on the closing market price of the Company’s Class A common stock on the date of grant.

Restricted Stock Awards
The following table summarizes restricted stock award activity during the thirty-nine weeks ended September 26, 2024:

	Restricted Stock Awards
	Service-based	Performance-based (1)	Total shareholder return (1)	Total Restricted Stock Awards
Unvested at December 29, 2023	34,783	47,662	31,056	113,501
Vested	(30,680)	(47,662)	(31,056)	(109,398)
Forfeited	(395)	—	—	(395)
Unvested at September 26, 2024	3,708	—	—	3,708
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
The following table shows the computation of basic and diluted earnings per share for the periods presented:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
in thousands, except per share data	September 26, 2024	September 28, 2023	September 26, 2024	September 28, 2023
Net income	$51,690	$65,923	$158,388	$208,899
Basic weighted average shares outstanding	107,185	106,393	107,000	106,187
Dilutive effect of share-based awards	1,107	1,609	1,282	1,663
Diluted weighted average shares outstanding	108,292	108,002	108,282	107,850
Basic earnings per share	$0.48	$0.62	$1.48	$1.97
Diluted earnings per share	$0.48	$0.61	$1.46	$1.94
The following potentially dilutive securities were excluded from the computation of diluted earnings per share as a result of their anti-dilutive effect:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
in thousands	September 26, 2024	September 28, 2023	September 26, 2024	September 28, 2023
Stock options	4	56	3	56
Restricted stock units	4	8	4	14
8. Fair Value Measurements
As of September 26, 2024 and December 28, 2023, the Company had certain financial assets and liabilities on its Condensed Consolidated Balance Sheets that were required to be measured at fair value on a recurring or non-recurring basis. The estimated fair values of financial assets and liabilities such as cash and cash equivalents, receivables, prepaid expenses and other current assets, other assets, accounts payable, and accrued expenses and other current liabilities approximate their respective carrying values as reported within the Condensed Consolidated Balance Sheets. See Note 3, “Debt” for discussion of the fair value of the Company’s debt.

Contingent Earn-out Liabilities
As of September 26, 2024, the contingent earn-out liabilities had an aggregate estimated fair value of $4.5 million, of which $3.4 million is included in accrued expenses and other current liabilities and $1.1 million is included in other liabilities within the Condensed Consolidated Balance Sheets. The Company’s contingent earn-out liabilities are classified as Level 3 within the fair value hierarchy due to the use of unobservable inputs that are significant to their respective valuations. The table below summarizes changes in contingent earn-out liabilities during the thirty-nine weeks ended September 26, 2024:

in thousands	Contingent Earn-out Liabilities
Balance at December 28, 2023	$11,137
Fair value adjustments	(866)
Payments	(5,769)
Balance at September 26, 2024	$4,502
The $0.9 million net decrease in the fair value of contingent earn-out liabilities during the thirty-nine weeks ended September 26, 2024 was recognized in general and administrative expense within the Condensed Consolidated Statements of Operations and Comprehensive Income.
Interest Rate Cap Contracts
Changes in interest rates impact the Company’s results of operations. In an effort to manage exposure to this risk, the Company enters into derivative contracts and may adjust its derivative portfolio as market conditions change.
As of September 26, 2024, the Company’s outstanding interest rate cap contract was designated as a cash flow hedge. The contract has a notional value of $150.0 million and effectively caps SOFR-based interest payments on a portion of the Company’s Term Loan Facility at 5.50% beginning in May 2024 and will continue until the agreement expires in April 2026. The Company’s two interest cap agreements outstanding at December 28, 2023, each with a notional value of $75.0 million, expired in April 2024. The effective portion of the gain or loss on effective cash flow hedges is reported as a component of accumulated other comprehensive income (“AOCI”) and reclassified into earnings in the same period in which the hedged transaction affects earnings. The effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item. To the extent the change in the fair value of the hedge does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the hedge is immediately recognized in earnings.
The Company’s outstanding interest rate cap contracts as of September 26, 2024 and December 28, 2023 were valued primarily using Level 2 inputs based on data readily observable in public markets. The Company’s interest rate cap contracts were negotiated with counterparties without going through a public exchange. Accordingly, the Company’s fair value assessments for these derivative contracts gave consideration to the risk of counterparty default as well as the Company’s own credit risk. As of September 26, 2024 and December 28, 2023, the total fair value of the Company’s interest rate cap contracts was approximately $0.1 million and $1.8 million, respectively, which are presented as a component of AOCI within stockholders’ equity on the Condensed Consolidated Balance Sheets net of tax of $0.1 million and $0.4 million, respectively. No interest income was reclassified from AOCI into earnings related to the interest rate cap contracts during the thirteen weeks ended September 26, 2024 compared to $1.4 million of interest income reclassified from AOCI into earnings during the thirteen weeks ended September 28, 2023. During the thirty-nine weeks ended September 26, 2024 and September 28, 2023, the Company reclassified $1.9 million and $3.7 million, respectively, of interest income from AOCI into earnings related to the interest rate cap contracts.
9. Supply Chain Finance
The Company facilitates supply chain finance programs through financial intermediaries, which provide certain suppliers the option to be paid by the financial intermediaries earlier than the due date on the applicable invoice. When a supplier utilizes one of the supply chain finance programs and receives an early payment from a financial intermediary, the supplier takes a discount on the invoice. The Company then pays the financial intermediary the full amount of the invoice on the original due date. The Company does not reimburse suppliers for any costs they incur for participation in the program. Supplier participation is voluntary, and there are no assets pledged as security or other forms of guarantees provided for the committed payment to the financial intermediaries. As a result, all amounts owed to the financial intermediaries are presented as trade accounts payable in the Condensed Consolidated Balance Sheets. Amounts due to the financial intermediaries reflected in trade accounts payable at September 26, 2024 and December 28, 2023 were $168.1 million and $114.0 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of Floor & Decor Holdings, Inc. and Subsidiaries included in Part I, Item 1, “Financial Statements” of this Quarterly Report and with our audited financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2023 and filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2024 (the “Annual Report”). As used in this Quarterly Report, except where the context otherwise requires or where otherwise indicated, the terms “Floor & Decor,” “Company,” “we,” “our,” or “us” refer to Floor & Decor Holdings, Inc. and its subsidiaries, and “Spartan” refers to our subsidiary Spartan Surfaces, LLC.
Overview
Founded in 2000, Floor & Decor is a high-growth, differentiated, multi-channel specialty retailer of hard surface flooring and related accessories and seller of commercial surfaces with 241 warehouse-format stores across 38 states as of September 26, 2024. We believe our unique approach to selling hard surface flooring and our consistent and disciplined culture of innovation and reinvestment create a differentiated business model in the hard surface flooring category. We believe that we offer the industry’s broadest in-stock assortment of tile, wood, laminate and vinyl, and natural stone flooring along with decorative and installation accessories and adjacent categories at everyday low prices, positioning us as the one-stop destination for our customers’ entire hard surface flooring needs. We appeal to a variety of customers, including professional installers and commercial businesses (“Pro”) and homeowners, which are comprised of do it yourself customers (“DIY”) and buy it yourself customers, who buy the products for professional installation (“BIY”).
We operate on a 52- or 53-week fiscal year ending the Thursday on or preceding December 31. The following discussion contains references to the thirteen and thirty-nine weeks ended September 26, 2024 and September 28, 2023, respectively.
During the thirty-nine weeks ended September 26, 2024, we continued to make key long-term strategic investments, including:
•opening 20 new warehouse-format stores, ending the quarter with 241 warehouse-format stores and five design studios;
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
Key Performance Indicators
We consider a variety of performance and financial measures in assessing the performance of our business. The key performance and financial measures we use to determine how our business is performing are comparable store sales, the number of new store openings, gross profit and gross margin, operating income, and EBITDA and Adjusted EBITDA. For definitions and a discussion of how we use our key performance indicators, see the “Key Performance Indicators” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report. See “Non-GAAP Financial Measures” below for a discussion of how we define EBITDA and Adjusted EBITDA and a reconciliation of EBITDA and Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”).
Other key financial terms we use include net sales, selling and store operating expenses, general and administrative expenses, and pre-opening expenses. For definitions and a discussion of how we use other key financial terms, see the “Other Key Financial Definitions” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report.

Results of Operations
See Part II, Item 1A, “Risk Factors” for information about the potential impacts that risks, such as declines in economic conditions that affect the residential housing market and consumer spending for hard surface flooring, interest rates, inflation, global supply chain disruptions, and geopolitical instability, among others, may have on our results of operations and overall financial performance for future periods.
The following table summarizes key components of our results of operations for the periods indicated:

	Thirteen Weeks Ended
	September 26, 2024		September 28, 2023		Increase (Decrease)
dollars in thousands	Amount	% of Net Sales	Amount	% of Net Sales	$	%
Net sales	$1,117,926	100.0%	$1,107,812	100.0%	$10,114	0.9%
Cost of sales	632,056	56.5	640,357	57.8	(8,301)	(1.3)%
Gross profit	485,870	43.5	467,455	42.2	18,415	3.9%
Operating expenses:
Selling and store operating	339,135	30.3	308,581	27.9	30,554	9.9%
General and administrative	67,687	6.1	59,870	5.3	7,817	13.1%
Pre-opening	12,731	1.2	14,232	1.3	(1,501)	(10.5)%
Total operating expenses	419,553	37.6	382,683	34.5	36,870	9.6%
Operating income	66,317	5.9	84,772	7.7	(18,455)	(21.8)%
Interest expense, net	189	—	1,246	0.2	(1,057)	(84.8)%
Income before income taxes	66,128	5.9	83,526	7.5	(17,398)	(20.8)%
Income tax expense	14,438	1.3	17,603	1.5	(3,165)	(18.0)%
Net income	$51,690	4.6%	$65,923	6.0%	$(14,233)	(21.6)%

	Thirty-nine Weeks Ended
	September 26, 2024		September 28, 2023		Increase (Decrease)
dollars in thousands	Amount	% of Net Sales	Amount	% of Net Sales	$	%
Net sales	$3,348,354	100.0%	$3,365,763	100.0%	$(17,409)	(0.5)%
Cost of sales	1,901,424	56.8	1,949,557	57.9	(48,133)	(2.5)%
Gross profit	1,446,930	43.2	1,416,206	42.1	30,724	2.2%
Operating expenses:
Selling and store operating	1,014,888	30.3	923,658	27.4	91,230	9.9%
General and administrative	202,135	6.0	185,060	5.5	17,075	9.2%
Pre-opening	32,951	1.0	32,226	1.0	725	2.2%
Total operating expenses	1,249,974	37.3	1,140,944	33.9	109,030	9.6%
Operating income	196,956	5.9	275,262	8.2	(78,306)	(28.4)%
Interest expense, net	2,807	0.1	9,006	0.3	(6,199)	(68.8)%
Income before income taxes	194,149	5.8	266,256	7.9	(72,107)	(27.1)%
Income tax expense	35,761	1.1	57,357	1.7	(21,596)	(37.7)%
Net income	$158,388	4.7%	$208,899	6.2%	$(50,511)	(24.2)%

Selected Financial Information

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 26, 2024	September 28, 2023	September 26, 2024	September 28, 2023
Comparable store sales	(6.4)%	(9.3)%	(9.0)%	(6.3)%
Comparable average ticket	(2.4)%	(2.8)%	(3.7)%	1.8%
Comparable transactions	(4.1)%	(6.8)%	(5.6)%	(7.9)%
Number of warehouse-format stores	241	207	241	207
Adjusted EBITDA (in thousands) (1)	$132,897	$140,939	$392,752	$443,366
Adjusted EBITDA (% of net sales)	11.9%	12.7%	11.7%	13.2%
(1)    EBITDA and Adjusted EBITDA are non-GAAP financial measures. Refer to “Non-GAAP Financial Measures” below for additional information and a reconciliation of EBITDA and Adjusted EBITDA to net income.
Net Sales
Net sales during the thirteen weeks ended September 26, 2024 increased $10.1 million, or 0.9%, compared to the corresponding prior year period primarily due to sales from the 34 new warehouse-format stores that we opened since September 28, 2023 and growth in Spartan, partially offset by a decrease in comparable store sales of 6.4%. The comparable store sales decline during the period of 6.4%, or $67.3 million, was due to a 4.1% decrease in comparable transactions and a 2.4% decrease in comparable average ticket. Non-comparable sales of $77.4 million during the same period were primarily driven by new stores and revenue from Spartan.
Net sales during the thirty-nine weeks ended September 26, 2024 decreased $17.4 million, or 0.5%, compared to the corresponding prior year period primarily due to a decrease in comparable store sales of 9.0%, partially offset by sales from the 34 new warehouse-format stores that we opened since September 28, 2023 and growth in Spartan. The comparable store sales decline during the period of 9.0%, or $291.3 million, was due to a 5.6% decrease in comparable transactions and a 3.7% decrease in comparable average ticket. Non-comparable sales of $273.9 million during the same period were primarily driven by new stores and revenue from Spartan.
We believe the decreases in comparable transactions for the thirteen and thirty-nine weeks ended September 26, 2024 were largely driven by the impact of lower existing home sales. The decreases in comparable average ticket during the thirteen and thirty-nine weeks ended September 26, 2024, were primarily due to smaller average transaction sizes.
We estimate that retail sales during both the thirteen and thirty-nine weeks ended September 26, 2024 were approximately 52% from homeowners and 48% from Pros compared to approximately 56% from homeowners and 44% from Pros during both the thirteen and thirty-nine weeks ended September 28, 2023.
Gross Profit and Gross Margin
Gross profit during the thirteen weeks ended September 26, 2024 increased $18.4 million, or 3.9%, compared to the corresponding prior year period. The increase in gross profit was primarily driven by an increase in gross margin to 43.5%, up approximately 130 basis points from 42.2% in the same period a year ago.
Gross profit during the thirty-nine weeks ended September 26, 2024 increased $30.7 million, or 2.2%, compared to the corresponding prior year period. The increase in gross profit was primarily driven by an increase in gross margin to 43.2%, up approximately 110 basis points from 42.1% in the same period a year ago.
The increases in gross margin during the thirteen and thirty-nine weeks ended September 26, 2024 were primarily driven by a decrease in supply chain costs.
Selling and Store Operating Expenses
Selling and store operating expenses during the thirteen weeks ended September 26, 2024 increased $30.6 million, or 9.9%, compared to the corresponding prior year period. The increase in selling and store operating expenses was primarily driven by $37.3 million for new stores and $1.0 million at Spartan, partially offset by a decrease of $7.7 million at our comparable stores. As a percentage of net sales, selling and store operating expenses increased by approximately 240 basis points to 30.3% from 27.9% in the corresponding prior year period.

Selling and store operating expenses during the thirty-nine weeks ended September 26, 2024 increased $91.2 million, or 9.9%, compared to the corresponding prior year period. The increase in selling and store operating expenses was primarily driven by $115.7 million for new stores and $6.3 million at Spartan, partially offset by a decrease of $30.8 million at our comparable stores. As a percentage of net sales, selling and store operating expenses increased by approximately 290 basis points to 30.3% from 27.4% in the corresponding prior year period.
The increases in selling and store operating expenses in total and as a percentage of net sales during the thirteen and thirty-nine weeks ended September 26, 2024 were primarily attributable to deleverage from a decrease in comparable store sales and the addition of new stores.
General and Administrative Expenses
General and administrative expenses during the thirteen weeks ended September 26, 2024 increased $7.8 million, or 13.1%, compared to the corresponding prior year period. Our general and administrative expenses as a percentage of net sales increased by approximately 80 basis points to 6.1% from 5.3% in the corresponding prior year period.
General and administrative expenses during the thirty-nine weeks ended September 26, 2024 increased $17.1 million, or 9.2%, compared to the corresponding prior year period. Our general and administrative expenses as a percentage of net sales increased by approximately 50 basis points to 6.0% from 5.5% in the corresponding prior year period.
The increases in general and administrative expenses in total and as a percentage of net sales for the thirteen and thirty-nine weeks ended September 26, 2024 were primarily driven by incentive compensation of $7.0 million and $9.3 million, respectively, and additional staffing costs to support store growth of approximately $1.6 million and $6.4 million, respectively.
Pre-Opening Expenses
Pre-opening expenses during the thirteen weeks ended September 26, 2024 decreased $1.5 million, or 10.5%, compared to the corresponding prior year period. The decrease in pre-opening expenses during the thirteen weeks ended September 26, 2024 primarily resulted from a decrease in the number of future stores that we were preparing to open compared to the corresponding prior year period.
Pre-opening expenses during the thirty-nine weeks ended September 26, 2024 increased $0.7 million, or 2.2%, compared to the corresponding prior year period. The increase in pre-opening expenses during the thirty-nine weeks ended September 26, 2024 primarily resulted from an increase in the number of stores that we opened compared to the corresponding prior year period.
Interest Expense, Net
Net interest expense during the thirteen weeks ended September 26, 2024 decreased $1.1 million, or 84.8%, compared to the corresponding prior year period.
Net interest expense during the thirty-nine weeks ended September 26, 2024 decreased $6.2 million, or 68.8%, compared to the corresponding prior year period.
The decreases in net interest expense for the thirteen and thirty-nine weeks ended September 26, 2024 were primarily due to a decrease in average amounts outstanding under our ABL Facility, higher interest income as a result of higher cash balances, and an increase in interest capitalized, partially offset by lower interest income from our interest cap derivative contracts.
Income Tax Expense
Income tax expense was $14.4 million during the thirteen weeks ended September 26, 2024 compared to $17.6 million during the thirteen weeks ended September 28, 2023. The effective tax rate was 21.8% for the thirteen weeks ended September 26, 2024 compared to 21.1% in the corresponding prior year period. The effective tax rate increase during the thirteen weeks ended September 26, 2024 was primarily due to a decrease in excess tax benefits related to stock-based compensation awards.
Income tax expense was $35.8 million during the thirty-nine weeks ended September 26, 2024 compared to $57.4 million during the thirty-nine weeks ended September 28, 2023. The effective tax rate was 18.4% for the thirty-nine weeks ended September 26, 2024 compared to 21.5% in the corresponding prior year period. The effective tax rate decrease during the thirty-nine weeks ended September 26, 2024 was primarily due to an increase in excess tax benefits related to stock-based compensation awards that were partially offset by limitations on deductions for compensation to certain employees under Internal Revenue Code Section 162(m).

Non-GAAP Financial Measures
EBITDA and Adjusted EBITDA are key metrics used by management and our board of directors to assess our financial performance and enterprise value. We believe that EBITDA and Adjusted EBITDA are useful measures, as they eliminate certain expenses that are not indicative of our core operating performance and facilitate a comparison of our core operating performance on a consistent basis from period to period. We also use Adjusted EBITDA as a basis to determine covenant compliance with respect to our ABL Facility and Term Loan Facility (together, the “Credit Facilities”), to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, and to compare our performance against that of other peer companies using similar measures. EBITDA and Adjusted EBITDA are also frequently used by analysts, investors, and other interested parties as performance measures to evaluate companies in our industry.
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
EBITDA and Adjusted EBITDA are non-GAAP measures of our financial performance and should not be considered as alternatives to net income as a measure of financial performance or any other performance measure derived in accordance with GAAP, and they should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of liquidity or free cash flow for management’s discretionary use. In addition, these non-GAAP measures exclude certain non-recurring and other charges. Each of these non-GAAP measures has its limitations as an analytical tool, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. In evaluating EBITDA and Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the items eliminated in the adjustments made to determine EBITDA and Adjusted EBITDA, such as stock-based compensation expense, fair value adjustments related to contingent earn-out liabilities, and other adjustments. Our presentation of EBITDA and Adjusted EBITDA should not be construed to imply that our future results will be unaffected by any such adjustments. Definitions and calculations of EBITDA and Adjusted EBITDA differ among companies in the retail industry, and therefore EBITDA and Adjusted EBITDA disclosed by us may not be comparable to the metrics disclosed by other companies.
For the periods presented, the following table reconciles EBITDA and Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
in thousands	September 26, 2024	September 28, 2023	September 26, 2024	September 28, 2023
Net income	$51,690	$65,923	$158,388	$208,899
Depreciation and amortization (a)	57,328	50,336	171,044	145,439
Interest expense, net	189	1,246	2,807	9,006
Income tax expense	14,438	17,603	35,761	57,357
EBITDA	123,645	135,108	368,000	420,701
Stock-based compensation expense (b)	10,031	5,289	25,618	20,336
Other (c)	(779)	542	(866)	2,329
Adjusted EBITDA	$132,897	$140,939	$392,752	$443,366
(a)Excludes amortization of deferred financing costs, which is included as part of interest expense, net in the table above.
(b)Non-cash charges related to stock-based compensation programs, which vary from period to period depending on the timing of awards and forfeitures.
(c)Other adjustments include amounts management does not consider indicative of our core operating performance. Amounts for both the thirteen and thirty-nine weeks ended September 26, 2024 and September 28, 2023 relate to changes in the fair value of contingent earn-out liabilities.

Liquidity and Capital Resources
Liquidity is provided primarily by cash flows from operations and our $800.0 million ABL Facility. Unrestricted liquidity based on our September 26, 2024 financial data was $803.1 million, consisting of $180.8 million in cash and cash equivalents and $622.3 million immediately available for borrowing under the ABL Facility without violating any covenants thereunder.
Our liquidity is generally not seasonal. Our primary cash needs are for merchandise inventories, payroll, store rent, and other operating expenses and capital expenditures associated with opening new stores and remodeling existing stores as well as information technology, e-commerce, store support center, and distribution center infrastructure. We also use cash for the payment of taxes and interest and, as applicable, acquisitions. We expect that cash generated from operations together with cash on hand, the availability of borrowings under our Credit Facilities, and if necessary, additional funding through other forms of external financing, will be sufficient to meet liquidity requirements, anticipated capital expenditures, and payments due under our Credit Facilities for the next twelve months and the foreseeable future.
Total capital expenditures in fiscal 2024 are planned to be between approximately $360 million to $390 million and are expected to be funded primarily by cash generated from operations and borrowings under the ABL Facility. Our capital needs may change in the future due to changes in our business, new opportunities that we choose to pursue, or other factors. We currently expect the following for capital expenditures in fiscal 2024 (projected amounts are based on the gross costs that we expect to accrue for these investments on the Condensed Consolidated Balance Sheets in fiscal 2024, which may include amounts incurred but not yet settled in cash during the period):
•invest approximately $265 million to $295 million to open 30 warehouse-format stores, relocate stores, and begin construction on stores opening after fiscal 2024;
•invest approximately $65 million in existing store remodeling projects and our distribution centers; and
•invest approximately $30 million in information technology infrastructure, e-commerce, and other store support center initiatives.
Cash Flow Analysis
A summary of our operating, investing, and financing activities is shown in the following table:

	Thirty-nine Weeks Ended
in thousands	September 26, 2024	September 28, 2023
Net cash provided by operating activities	$501,768	$698,975
Net cash used in investing activities	(349,360)	(431,070)
Net cash used in financing activities	(6,019)	(216,071)
Net increase in cash and cash equivalents	$146,389	$51,834
Net Cash Provided by Operating Activities
Cash provided by operating activities consists primarily of (i) net income adjusted for non-cash items, including depreciation and amortization, stock-based compensation, deferred income taxes, and changes in the fair values of contingent earn-out liabilities and (ii) changes in working capital.
Net cash provided by operating activities during the thirty-nine weeks ended September 26, 2024 and September 28, 2023 was $501.8 million and $699.0 million, respectively. The decrease in net cash provided by operating activities was primarily driven by a lower decrease in inventory, lower increase in trade accounts payable, and a decline in cash earnings after adjusting net income for non-cash items such as depreciation and amortization, which were partially offset by a decrease in income taxes receivable and an increase in accrued expenses and other current liabilities.
Net Cash Used in Investing Activities
Investing activities typically consist primarily of capital expenditures for new store openings and existing store remodels, including leasehold improvements, racking, fixtures, vignettes, design centers, and new infrastructure and information systems. Cash payments to acquire businesses are also included in investing activities.

Net cash used in investing activities during the thirty-nine weeks ended September 26, 2024 and September 28, 2023 was $349.4 million and $431.1 million, respectively. The decrease in net cash used in investing activities was due to a decrease in capital expenditures and cash paid for an acquisition in 2023. The decline in capital expenditures was driven by the timing of construction payable settlements for recently completed stores and a decrease in new stores under construction compared to the corresponding prior year period.
Net Cash Used in Financing Activities
Financing activities consist primarily of borrowings and related repayments under our credit agreements, tax payments related to the vesting or exercise of stock-based compensation awards, proceeds from the exercise of stock options and our employee share purchase program, and payments of contingent earn-out consideration.
Net cash used in financing activities during the thirty-nine weeks ended September 26, 2024 and September 28, 2023 was $6.0 million and $216.1 million, respectively. The decrease in net cash used in financing activities was primarily driven by a decrease in net ABL Facility repayments.
Our Credit Facilities
As of September 26, 2024, total Term Loan Facility debt was $200.8 million, and no amounts were outstanding under our ABL Facility. For additional information regarding our Term Loan Facility and ABL Facility, including applicable covenants and other details, please refer to Note 3, “Debt.”
Credit Ratings
Our credit ratings are periodically reviewed by rating agencies. Standard & Poor’s issuer credit rating of BB with a stable outlook and Moody’s issuer credit rating of Ba3 with a stable outlook remain unchanged as of September 26, 2024. These ratings and our current credit condition affect, among other things, our ability to access new capital. Negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be lowered or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, financial condition, results of operations, and liquidity. In particular, a weakening of our financial condition, including an increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, result in a credit rating downgrade or change in outlook, or otherwise increase our cost of borrowing.
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
For a description of our critical accounting policies and estimates, refer to Part II, Item 7, “Critical Accounting Policies and Estimates” in our Annual Report. There have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report. See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” to our condensed consolidated financial statements included in this Quarterly Report, which describes recent accounting pronouncements adopted by us.

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
Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our Credit Facilities, which have variable interest rates. Based on the $200.8 million total outstanding principal balance of our Credit Facilities as of September 26, 2024, a 1.0% increase in the effective interest rate of this debt would cause an increase in interest expense of approximately $2.0 million over the next twelve months, excluding the impact of our interest rate cap agreement. To lessen our exposure to interest rate risk, we entered into an interest rate cap agreement in January 2024 with a notional value of $150.0 million. The interest cap agreement effectively caps SOFR-based interest payments on a portion of the Company’s Term Loan Facility at 5.50% beginning in May 2024 and will continue until the agreement expires in April 2026. For additional information related to the Company’s Credit Facilities, refer to Note 3, “Debt.”
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in reports filed or submitted under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, have reviewed the effectiveness of the Company’s disclosure controls and procedures as of September 26, 2024 and, based on their evaluation, have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. The condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the fiscal quarter ended September 26, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Company has begun a multi-year implementation of portions of our enterprise resource planning (ERP) system, which will replace our existing core financial and merchandising systems. The implementation is expected to occur in phases over the next few years. As the phased implementation occurs, it may result in changes to our processes and procedures, which may result in changes to our internal controls over financial reporting. As such changes occur, we will evaluate quarterly whether they materially affect our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
See the information under the “Litigation” caption in Note 5, “Commitments and Contingencies” to our Condensed Consolidated Financial Statements included in this Quarterly Report, which we incorporate here by reference.

Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors described in Part I, Item 1A, “Risk Factors” in our Annual Report filed with the SEC on February 22, 2024, which could materially affect our business, financial condition, and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the fiscal quarter ended September 26, 2024, the Company did not engage in any unregistered sales of any of its equity securities, and neither the Company nor any of its affiliated purchasers repurchased any of the Company’s equity securities.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 26, 2024, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

FLOOR & DECOR HOLDINGS, INC.

Dated: October 30, 2024	By:	/s/ Thomas V. Taylor
Thomas V. Taylor
Chief Executive Officer
(Principal Executive Officer)

Dated: October 30, 2024	By:	/s/ Bryan H. Langley
Bryan H. Langley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: October 30, 2024	By:	/s/ Luke T. Olson
Luke T. Olson
Vice President, Chief Accounting Officer
(Principal Accounting Officer)