Form 10-K
period 2024-12-26
Floor & Decor Holdings, Inc.
filed 2025-02-20
CIK 1507079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 26, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The aggregate market value of the Registrant’s Common Stock held by non-affiliates as of June 27, 2024, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $10.8 billion. There were 107,395,508 shares of Common Stock outstanding as of February 17, 2025.
Documents Incorporated by Reference:
Portions of the Registrant’s proxy statement for the Annual Meeting of Shareholders to be filed pursuant to Regulation 14A of the Exchange Act on or before April 25, 2025, are incorporated by reference into Part III of this Form 10-K. Except as expressly incorporated by reference, the Registrant’s proxy statement shall not be deemed to be part of this report.

FORWARD-LOOKING STATEMENTS.
The discussion in this Form 10-K for the fiscal year ended December 26, 2024 (the “Annual Report”), including under Item 1A, “Risk Factors” and 1C, “Cybersecurity” of Part I and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II, contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical fact contained in this Annual Report, including statements regarding our future operating results and financial position, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “seeks,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “budget,” “potential,” or “continue” or the negative of these terms or other similar expressions.
The forward-looking statements contained in this Annual Report are based on our current expectations, assumptions, estimates, and projections regarding the Company’s business, the economy, and other future conditions. These statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements.
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
•our inability to lease or acquire new store locations on acceptable terms, renew or replace our current store leases, or make payments under our leases;
•our failure to maintain and enhance our brand image and awareness;
•our failure to successfully anticipate and manage trends, consumer preferences, and demand;
•our inability to successfully manage increased competition;
•geopolitical risks, U.S. policies related to global trade and tariffs, and any antidumping and countervailing duties, any of which could impact our ability to import from foreign suppliers or raise our costs;
•our inability to manage our inventory, including the impact of inventory obsolescence, shrink, and damage;
•any disruption in our distribution capabilities, supply chain, and our related planning and control processes, including carrier capacity constraints, port congestion, strike, or shut down, and other supply chain costs or product shortages;
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
•any allegations, investigations, lawsuits, or violations of laws and regulations applicable to us, our products, or our suppliers;
•our inability to adequately protect the privacy and security of information related to our customers, us, our associates, our suppliers, and other third parties;
•any material disruption in our information systems, including our website;
•our ability to manage our comparable store sales;
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
Our fiscal year is the 52- or 53-week period ending on the Thursday on or preceding December 31. The following discussion contains references to fiscal 2025, fiscal 2024, fiscal 2023, fiscal 2022, fiscal 2021, and fiscal 2020, which represent our fiscal years ended or ending, respectively, December 25, 2025, December 26, 2024, December 28, 2023, December 29, 2022, December 30, 2021, and December 31, 2020. Fiscal years 2025, 2024, 2023, 2022, and 2021 are 52-week periods, and fiscal 2020 is a 53-week period. When a 53-week fiscal year occurs, the Company reports the additional week at the end of the fiscal fourth quarter.
Our Company
Founded in 2000, Floor & Decor is a high-growth, differentiated, multi-channel specialty retailer of hard surface flooring and related accessories and seller of commercial surfaces. Floor & Decor Holdings, Inc. was incorporated as a Delaware corporation in October 2010 in connection with the acquisition of Floor and Decor Outlets of America, Inc. in November 2010 by our previous sponsor owners. As of December 26, 2024, we operated 251 warehouse-format stores and five small-format design studios across 38 states. We believe that we offer the broadest in-stock assortment of laminate and vinyl, tile, wood, and natural stone flooring and installation materials and decorative accessories, as well as adjacent categories, at everyday low prices. This positions us as the one-stop destination for our customers’ entire hard surface flooring needs. We appeal to a variety of customers, including professional installers and commercial businesses (“Pro”) and homeowners, which are comprised of do-it-yourself customers (“DIY”) and buy-it-yourself customers who buy the products for professional installation (“BIY”).

Our warehouse-format stores, which average approximately 77,000 square feet, are typically larger than any of our specialty retail flooring competitors’ stores. Other large format home improvement retailers only allocate a small percentage of their floor space to hard surface flooring and accessories. By carrying a deep level of in-stock hard surface flooring inventory and wide range of tools and accessories, we seek to offer our customers immediate availability of everything they need to complete their entire flooring project. In addition to our stores, our website, FloorandDecor.com, showcases our products, offers informational training and design ideas, and provides product availability for in-store pickup or delivery. Our ability to purchase directly from manufacturers through our direct sourcing model enables us to be fast to market with a balanced assortment of best-seller and unique, hard-to-find items that are the latest trend-forward products. We believe these factors create a differentiated value proposition for Floor & Decor and drive customer loyalty with our Pro and homeowner customers in our markets.
Our Competitive Strengths
We believe our strengths, described below, set us apart from our competitors and are the key drivers of our success.
Unparalleled Customer Value Proposition. Our customer value proposition is a critical driver of our business. The key components include:
•Differentiated Assortment Across a Wide Variety of Hard Surface Flooring Categories. We carry a comprehensive in-stock, trend-forward product assortment with on average approximately 4,400 stock keeping units (“SKUs”) in each store, which, based on our market experience, is a far greater in-stock offering than any other flooring retailer. Additionally, we customize our product assortment at the store level for the local preferences of each market. We work with our suppliers to quickly introduce new products and styles in our stores. We appeal to a wide range of customers through our “good/better/best” merchandise selection, our broad range of product styles from classic to modern, and our new trend-forward products. We consistently innovate with proprietary brands.
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
•One-Stop Project Destination with Immediate Availability. We carry an extensive range of products, including flooring and decorative accessories, as well as installation materials and tools, to fulfill a customer’s entire flooring project. In addition, we have adjacent categories such as vanities, bathroom accessories, shower doors, and custom countertops. Our stores carry a large in-stock assortment and job size quantities to differentiate us from our competitors. When a product is not available in the store, our four regional distribution centers and neighboring stores can often quickly ship the product to meet a customer’s needs. Customers also have access to our full catalog of inventory for in-store pickup or delivery through FloorandDecor.com.
Unique and Inspiring Shopping Environment. Our stores are typically designed with warehouse features including high ceilings, clear signage, bright lighting, and industrial racking and are staffed with knowledgeable store associates. We offer an easy-to-navigate store layout with clear lines of sight and departments organized by our major product categories, and we invest heavily in large, visually inspiring merchandise displays that showcase our assortment as well as marketing throughout our stores to highlight product features, benefits, and design elements. These features educate our customers and enable them to visualize how the product would look in their homes or businesses. The majority of our stores have design centers, with multiple different vignettes that showcase project ideas to further inspire our customers, and we employ experienced designers in all of our stores to provide free design consulting. Additionally, we provide a robust online experience for potential customers on FloorandDecor.com.
Extensive Service Offerings to Enhance the Pro Customer Experience. We provide an efficient one-stop shopping experience for our Pro customers, offering everyday low prices on a broad selection of high-quality flooring products, deep inventory levels to support immediate availability of our products, credit offerings, free storage for purchased inventory, the convenience of early store hours, and separate entrances for merchandise pick-up. We also offer design services through our experienced designers, which helps our Pro customers serve their customers. Additionally, each store has a dedicated Pro sales force with technology to service our Pro customer more efficiently. We have a Pro loyalty rewards program, which rewards Pro customers based on purchases and provides business-building tools. Rewarding our Pro customers through this program is intended to improve their loyalty to Floor & Decor, and by serving the needs of Pro customers, we drive repeat and high-ticket purchases, customer referrals, and brand awareness from this attractive and loyal customer segment.

Decentralized Culture with an Experienced Store-Level Team and Emphasis on Training. We have a decentralized culture that empowers managers at the store and regional levels to make key decisions to maximize the customer experience. Our store managers, who carry the title Chief Executive Merchant (“CEM”), have significant flexibility to customize product mix, pricing, marketing, merchandising, visual displays, and other elements in consultation with their regional leaders. We create and implement localized assortments that are trend-forward, which often set trends in the industry. We believe this approach differentiates us from our national competitors, who tend to have standardized assortments across markets. Throughout the year, we regularly train our employees on a variety of topics, including product knowledge, sales strategies, leadership, and store operations. Our store managers and store department managers are an integral part of our company, and many have years of relevant industry experience in retail.
Sophisticated, Global Supply Chain. Our merchandising team has developed direct sourcing relationships with manufacturers and quarries in 26 countries. We currently source our products from more than 240 vendors worldwide and have long-term relationships with many of them. We often collaborate with our vendors to design products to address emerging customer preferences that we observe in our stores and markets. We procure the majority of our products directly from manufacturers, which eliminates additional costs from exporters, importers, wholesalers, and distributors. Direct sourcing is a key competitive advantage, as many of our specialty retail flooring competitors are too small to have the scale or the resources to work directly with suppliers.
Highly Experienced Management Team. Led by our Chief Executive Officer, Tom Taylor, our management team brings substantial expertise from leading retailers and other companies across various core functions, including store operations, merchandising, marketing, real estate, e-commerce, supply chain management, finance, legal, and information technology. Our management team drives our organization with a focus on strong merchandising, superior customer experience, expanding our store footprint, and fostering a strong, decentralized culture.
Our Growth Strategy
We expect to drive growth in net sales and profitability through the following strategies:
Open Warehouse-Format Stores in New and Existing Markets. Our disciplined approach to new store development integrates an analytical, research-driven site selection methodology with a rigorous real estate review and approval process, incorporating strategic store size optimization based on market-specific conditions. Through our site selection process, we evaluate key market characteristics including age of homes, housing density, length of home ownership, median income, competitor concentration, and other demographic variables in both new and existing markets. Based on these characteristics, we believe there is a significant opportunity to expand our warehouse-format store base from 251 stores as of December 26, 2024 to at least 500 in the United States over the long-term. We plan to target store openings in new and existing markets across various market sizes. We intend to open a range of store sizes from 50,000 to 80,000 square feet to serve different expected market sales potentials to achieve our desired rate of return over the long-term. When opening new stores, inventory orders are placed several months prior to a new store opening. Substantial investment is made in constructing the site, hiring and training employees, and marketing the new store through pre-opening events. Our historical new store performance, the performance of our more mature stores, and our disciplined real estate expansion strategy in successfully opening retail stores support our belief in the store expansion opportunity.
Increase Comparable Store Sales. We expect to grow comparable store sales over the long-term by continuing to offer our customers a dynamic and expanding selection of compelling, everyday low priced hard surface flooring and accessories while maintaining strong service. Because approximately 55% of our stores have been open for less than five years, we believe they will continue to drive comparable store sales growth as newer stores ramp up to maturity. We believe that we can continue to enhance our customer experience by focusing on service, optimizing sales and marketing strategies, investing in store staff and infrastructure, remodeling existing stores, and improving visual merchandising and the overall aesthetic appeal of our stores. We also believe that growing our proprietary credit offering, Pro, Commercial, and design strategies, further integrating connected customer strategies, and enhancing other key information technology, will contribute to increased comparable store sales. As we increase awareness of Floor & Decor’s brand, we believe there is a significant opportunity to gain additional market share.
Enhance Our “Connected Customer” Experience. Floor & Decor’s online experience allows our customers to explore our product selection and design ideas before and after visiting our stores and offers the convenience of making online purchases for delivery or pick up in-store. We believe our online platform reflects our brand attributes and provides a powerful tool to educate, inspire, and engage our consumers. We continuously invest in our connected customer strategies to improve how customers experience our brand. Our connected customer sales represented approximately 19% of our total net sales for fiscal 2024.
Continue to Invest in the Pro Customer. We believe our differentiated focus on Pro customers has created a competitive advantage for us and will continue to drive sales growth. We continue to invest in gaining and retaining Pro customers due to their frequent and high-ticket purchases, loyalty, and propensity to refer other potential customers. We have made important investments in the Pro services regional teams to better recruit and train the Pro services team in each store. We have also invested in technology to help us further penetrate and grow our Pro business. We continue to invest in refreshing and expanding our services to Pros to better facilitate our growing Pro business.

Continue to Invest in Design Services. Our design services offer a unique experience to large format retail, which leads our customers through a seamless, inspirational design process to complete their projects at no additional cost. According to our internal research, we believe when a designer is involved, customer satisfaction, gross margin, and average ticket are higher, and customers are more likely to follow through with a purchase. We invest in recruiting top design talent and provide extensive design-focused training, tools, and technology to ensure our teams are knowledgeable and prepared to deliver a start-to-finish consultative selling experience.
Expand Our Sales in Commercial Surfaces. We continue to grow our commercial surfaces business both organically and through acquisitions, applying many of the same strategies that have allowed us to be successful in selling residential retail hard surface flooring, including high quality, trend-forward hard surface flooring sourced at a low cost directly from the manufacturer. In fiscal 2021, we acquired Spartan Surfaces, LLC (“Spartan”), a seller of commercial surfaces. We intend to continue to focus on both organic and inorganic growth to address the entire commercial surfaces market.
Enhance Margins Through Increased Operating Leverage. Operating margin improvement opportunities will include enhanced product sourcing processes and overall leveraging of our store-level fixed costs, existing infrastructure, supply chain, corporate overhead, and other fixed costs resulting from increased sales productivity, as well as cost reductions due to operational efficiencies and managing expenses. We anticipate that the planned expansion of our store base and growth in comparable store sales will also support increasing economies of scale over the long-term while still making significant investments in our business.
Our Industry
Floor & Decor operates in the large, growing, and highly fragmented U.S. retail hard surface flooring market and commercial surfaces market. We believe that long-term growth in the hard surface flooring market will continue to be driven by several home remodeling demand drivers. These include a large supply of aging homes, existing-home sales, rising home equity values, and the secular shift from carpet to hard surface flooring. In addition, we believe we have an opportunity to increase our market share as many of our competitors are unable to effectively compete with our combination of price, service, and broad in-stock assortment. The competitive landscape of the hard surface flooring market includes big-box home improvement centers, national and regional specialty flooring retailers, independent flooring retailers, and distributors.
We believe we have an opportunity to continue to gain share in the hard surface flooring market with the largest in-stock selection of laminate and vinyl, tile, wood, and natural stone flooring and installation materials and decorative accessories. Our strong focus on the customer experience drives us to remain innovative and locally relevant while maintaining everyday low prices and in-stock merchandise in a one-stop shopping destination.
Our Products
Our merchandise is comprised of the following major product categories:
•Laminate and vinyl: Wood-based laminate flooring, luxury vinyl, and engineered/composite rigid core vinyl.
•Tile: Porcelain and ceramic tile, porcelain mosaics, and porcelain tile slabs.
•Installation materials and tools: Grout, mortar, backer board, tools, adhesives, underlayments, moldings, and stair treads.
•Decorative accessories and wall tile: Decorative tiles and mosaics, which includes natural stone, porcelain, ceramic, and glass, wall tile, and decorative trims.
•Wood: Solid prefinished hardwood, solid unfinished hardwood, engineered hardwood, bamboo, and wood countertops.
•Natural stone: Marble, limestone, travertine, slate, ledger, prefabricated countertops, thresholds, and shower benches.
•Adjacent categories: Vanities, shower doors, bath accessories, faucets, sinks, custom countertops, bathroom mirrors, and bathroom lighting.
Refer to Note 2, “Revenue” of the notes to our consolidated financial statements included in this Annual Report for our net sales by major product category.

Connected Customer
We aim to elevate the total customer experience through our website FloorandDecor.com. Enhancements to our connected customer experience are critical to our increasingly interconnected customers who often perform extensive online research for their project before going to our store. FloorandDecor.com is an important tool for engaging our homeowner customers throughout their process. Our Pro customers use the website and our Pro app to browse our broad product assortment, to continually educate themselves on new techniques and trends, to share our virtual catalog and design ideas with their customers, and to utilize tools such as our calculators to aid with shopping. We designed the website to be a reflection of our stores and to promote our wide selection of high-quality products and everyday low prices. To this end, we believe the website provides not only the same region-specific product selection that customers can expect in our stores, but also the opportunity to extend our assortment by offering our entire portfolio of products.
In addition to highlighting our broad product selection, FloorandDecor.com offers a convenient opportunity for customers to purchase products online and pick them up in our stores or have them delivered. As we continue to grow, we believe connected customer will become an increasingly important part of our strategy.
Marketing and Advertising
We use a multi-platform approach to increasing Floor & Decor’s brand awareness, while historically maintaining low advertising costs of approximately 2% to 3% of net sales. We use a blend of digital and traditional advertising media to share the Floor & Decor story with a growing audience based on what we believe will most effectively drive awareness, customer acquisition, and sales. To further enhance our impact, our store managers have input into their respective stores’ marketing spend.
Sourcing
Floor & Decor has a well-developed and geographically diverse supplier base. Our largest supplier, which is multinational, accounted for 11% of our net sales in fiscal 2024, while no other individual supplier accounted for 10% or more of our net sales. We are focused on bypassing importers, exporters, wholesalers, distributors, and other middlemen in our supply chain in order to reduce costs and lead time. Our direct sourcing model and the resulting relationships we have developed with our suppliers are distinct competitive advantages. The cost savings we achieve by directly sourcing our merchandise enable us to offer our customers everyday low prices. Additionally, our close relationships with suppliers allow us to collaborate with them directly to develop and quickly introduce innovative and quality products that meet our customers’ evolving tastes and preferences.
We have established a Global Sourcing and Compliance Department to, among other things, enhance our policies and procedures with respect to addressing compliance with applicable regulatory bodies, including compliance with the requirements of the Lacey Act, the California Air Resources Board, and the Environmental Protection Agency. This department also addresses compliance with Floor & Decor’s supplier compliance policies, such as specifications and packaging of the products we purchase. We utilize third-party consultants and service providers for audits, testing, and surveillance to ensure product safety and compliance. We have invested in technology and personnel to collaborate throughout the entire supply chain process.
Distribution and Order Fulfillment
Merchandise inventory is our most significant working capital asset and is considered “in-transit” or “available for sale,” based on whether we have physically received the products at an individual store location or in one of our four distribution centers. In-transit inventory generally varies due to contractual terms, country of origin, transit times, international holidays, weather patterns, and other factors.
We have invested significant resources to develop and enhance our distribution network. As of December 26, 2024, we have four distribution centers strategically located across the United States in port cities near Savannah, Houston, Los Angeles, and Baltimore and a transload facility near Los Angeles. Logistics service providers arrange the shipping of our international and domestic purchases to our distribution centers and stores and bill us for shipping costs in accordance with our service agreements. All of our distribution centers are Company-operated facilities, and we have warehouse management and transportation management systems tailored to our unique needs across all distribution centers. We believe this system helps service levels, reduces shrink and damage, helps us better manage our inventory, and allows us to better implement our connected customer initiatives. We plan to continue to seek further opportunities to enhance our distribution capabilities and align them with our strategic growth initiatives. In particular, in 2025 and 2026, we anticipate opening additional distribution centers near Seattle and Baltimore.

Management Information Systems
Technology plays a crucial role in the continued growth and success of our business. We have sought to integrate technology into all facets of our business, including supply chain, merchandising, store operations, point-of-sale, e-commerce, finance, accounting, and human resources. The integration of technology allows us to analyze the business in real time and react accordingly. Our inventory management system is our primary tool for forecasting and placing orders and managing in-stock inventory. The data-driven platform includes sophisticated forecasting tools based on historical trends in sales, inventory levels, and vendor lead times at the store and distribution center level by SKU, allowing us to support store managers in their regional merchandising efforts. We rely on the forecasting accuracy of our system to maintain the in-stock, job-lot quantities that our customers rely on. In 2024, we began an upgrade to our existing core financial and merchandising systems, which is expected to occur in phases over the next few years.
Competition
The retail hard surface flooring market is highly fragmented and competitive. We face significant competition from big-box home improvement centers, national and regional specialty flooring retailers, independent flooring retailers, and distributors. We believe the key competitive factors in the retail hard surface flooring industry include: localized product assortment, design services, product innovation, in-store availability of products in job-lot quantities, product sourcing, product presentation, customer service, store management, store location, and low prices. We believe that we compete favorably with respect to these factors by providing a highly diverse selection of products to our customers, at an attractive value, in appealing and convenient retail stores. For further discussion regarding competition, refer to Item 1A, “Risk Factors” of Part I of this Annual Report.
Human Capital
We have built a strong team of employees to support our continued success. Each of our stores is led by a CEM and is supported by an operations manager, product category department managers, a design team, a Pro sales and support team, and a number of additional associates. Outside of our stores, we have employees dedicated to store support, infrastructure, e-commerce, customer care, and similar functions as well as support for our distribution centers and sourcing office. We dedicate significant resources to training our employees as they are key to our success. Our Chief Human Resources Officer, supported by the entire executive team, is responsible for developing and executing our human capital strategy. This includes the attraction, development, engagement, safety, and retention of talent and the design of associate compensation and benefits programs.
As of December 26, 2024, we had 13,690 employees, 10,413 of whom were full-time. Of the total employees, 11,717 work in our stores, 1,440 work in our store support center, customer care, or similar functions, 523 work in our distribution centers, and 10 work in our Asia sourcing office in Shanghai, China.
Currently none of our associates are represented by a union (for more information, refer to Item 1A, “Risk Factors” of Part I of this Annual Report).
We look at a variety of measures and objectives related to the attraction, development, engagement, safety, and retention of our employees, including:
•Store Staffing. In order to provide the level of customer service that we expect, it is important that we adequately staff our stores with trained employees. As of December 26, 2024, the majority of our stores were staffed at a level that we deem appropriate.
•Training. Training associates is also important to ensuring appropriate levels of customer service. We have a Learning Department, and in 2024, associates engaged in approximately 300,000 hours of training.
•Internal Advancement Opportunities. Our growth opportunities are a critical way to attract and retain employees, and we encourage a promote-from-within environment when internal resources permit. In 2024, more than 1,600 employees were promoted to more senior positions.
•Culture. We are mindful of the benefits of associate engagement in all aspects of the employment cycle as they are key to our culture and long-term success. We seek to build a workplace where we can leverage our collective talents, striving to ensure that all associates are treated with dignity and respect.
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

Government Regulation
We are subject to extensive and varied federal, state, and local laws and regulations that impact us, our operations, properties, and suppliers, including those relating to employment, the environment, protection of natural resources, import and export, advertising, labeling, public health and safety, product safety, zoning, fire codes, and other operations of our retail stores and distribution facilities. We operate our business in accordance with standards and procedures designed to comply with applicable laws and regulations. Compliance with these laws and regulations has not historically had a material effect on our capital expenditures, earnings, competitive position, financial condition, or operating results; however, the effect of compliance in the future cannot be predicted.
Trademarks and Other Intellectual Property
We have registered trademarks and several pending trademark applications in the United States and other countries on a number of our brands, slogans, and products. We regard our intellectual property, including our many proprietary brands, as having significant value, and our brand is an important factor in the marketing and merchandising of our products. Accordingly, we have taken, and continue to take, appropriate steps to protect our intellectual property.
Seasonality
Historically, our business has had very little seasonality. Our specialty hard surface flooring and decorative home product offering makes us less susceptible to holiday shopping seasonal patterns compared to other retailers.
Available Information
We maintain a website at www.FloorandDecor.com. The information on or available through our website is not, and should not be considered, a part of this Annual Report. You may access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as other reports relating to us that are filed with, or furnished to, the Securities and Exchange Commission (the “SEC”) free of charge on the Investor Relations page of our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.
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
Risks Related to Our Business and Industry
Declines in certain economic conditions, which impact consumer discretionary spending, could adversely affect our business, financial condition, and results of operations.
Consumer discretionary spending affects our sales and is impacted by factors outside of our control, including general economic and political conditions, interest rates, the residential housing market, unemployment rates, inflation, disposable income levels, consumer confidence, recession fears, energy costs, consumer credit availability and terms, consumer debt levels, salaries and wage rates, and geopolitical events and uncertainty. Declines in the level of consumer confidence and spending and high interest rates have adversely affected, and could continue to adversely affect, consumer spending habits and consumer discretionary spending, which have resulted in, and may continue to result in, reduced demand for our products.
The hard surface flooring industry is highly dependent on existing home sales because homeowners often replace flooring before selling a home or shortly after purchasing a home and, to a lesser extent, on new home construction. The increase in interest rates in 2022 and 2023 and persistently higher interest rates in 2024 has contributed to several years of negative existing home sales, with such sales near record lows in 2024. We believe such inflationary pressure has resulted in elevated mortgage rates and adversely impacted consumer behavior. High interest rates, housing affordability, and any such shift in consumer behavior may adversely affect the demand for existing homes, remodeling, and new home construction. In addition, existing home sales, remodeling, and new home construction depend on a number of other factors that are beyond our control, including inflation, tax policy, trade policy, employment levels, consumer confidence, credit availability, real estate prices, home-price appreciation, demographic trends, weather conditions, natural disasters, geopolitical or public safety conditions, and general economic conditions. In particular, interest rates and inflation could remain at high levels, continue to rise, or decline at too slow a rate, undermining consumer confidence and eroding discretionary income; home-price appreciation could slow or turn negative; and regions where we have stores could be impacted by hurricane, fire, or other natural disasters.

We believe any one or a combination of these factors has resulted, and could continue to result in, decreased demand for our products, reduced spending on homebuilding or remodeling of existing homes, or a decline in purchases of new and existing homes, each of which has adversely affected and could continue to adversely affect our business, financial condition, and operating results.
If we fail to successfully manage the challenges that our planned new store growth poses or encounter unexpected difficulties or higher costs during our expansion, our operating results and future growth opportunities could be adversely affected.
We have 251 warehouse-format stores and five small-format standalone design studios located throughout the United States as of December 26, 2024. We plan to continue opening new stores for the next several years. This growth strategy and the investment associated with the development of each new store may cause our operating results to fluctuate and be unpredictable or decrease our profits. We cannot ensure that new store locations will be available to us, or that they will be available on terms acceptable to us. If additional retail store locations are unavailable on acceptable terms, we may not be able to carry out a significant part of our growth strategy or our new stores’ profitability may be lower. Certain of our new store openings are expected to be smaller stores in smaller markets. We have limited experience executing this strategy, and we cannot guarantee that we will be successful in this strategy. Our future operating results and ability to grow will depend on various other factors, including our ability to successfully select new markets and store locations; drive brand awareness, particularly in new markets; attract, train and retain highly qualified managers and staff; manage store opening costs, including rising construction costs and costs due to delays in obtaining necessary permits and completing construction; manage the impact of cannibalization by new stores on nearby existing store sales; and manage and expand our infrastructure to accommodate growth.
In addition, stores opened more recently have had, and many continue to have, higher construction, occupancy, and operating costs than stores opened in the past, and such stores may have lower profitability than stores opened in the past. Furthermore, laws or regulations may make opening new stores more difficult or cause unexpected delays. For example, we have experienced unexpected delays in opening new stores due to delays in obtaining necessary construction and occupancy permits, which have resulted in higher costs than previously anticipated. As we continue to open new stores, the ultimate cost of future store openings could continue to rise significantly due to construction-related or other reasons, including construction and other delays and cost overruns, such as shortages of materials; shortages of skilled labor or work stoppages; unforeseen construction, scheduling, engineering, environmental or geological problems; governmental or permitting delays; weather interference, fires or other casualty losses; and unanticipated cost increases. We cannot guarantee that any project will be completed on time, and delays in store openings have had, and may continue to have, a negative impact on our business and operating results. In addition, consumers in new markets may be less familiar with our brand, and we may need to increase brand awareness in such markets through additional investments in advertising or higher cost locations with more prominent visibility.
As a result of these factors and other factors that may be outside of our control, newly opened stores may not succeed or may not reach profitability at all, or may be slower to reach profitability than we expect. Future markets and newly opened stores may not be successful and, even if they are successful, our comparable store sales may not increase at historical rates or may decrease. To the extent that we are not able to overcome these various challenges, our operating results and future growth opportunities could be adversely affected. Furthermore, we may incur costs associated with the closure of underperforming stores, and such store closures may adversely impact our revenues.
If we are unable to enter into leases or acquire properties for additional stores on acceptable terms or renew or replace our current store leases, or if one or more of our current leases is terminated prior to expiration of its stated term and we cannot find suitable alternate locations, our growth and profitability could be adversely affected.
We currently lease the majority of our real estate, including most of our store locations and distribution centers and our store support center. Our growth strategy largely depends on our ability to identify and open future store locations, which can be difficult because our warehouse-format stores in major metropolitan markets generally require at least 60,000 square feet of floor space.
Our ability to negotiate acceptable lease terms for these store locations, to re-negotiate acceptable terms on expiring leases, or to negotiate acceptable terms for suitable alternate locations depends on conditions in the real estate market, competition for desirable properties, our relationships with current and prospective landlords, and other factors that are not within our control. We are required to use a significant portion of cash generated by our operations to satisfy our fixed lease obligations, which could adversely affect our ability to obtain future financing to support our growth or other operational investments. We will require substantial cash flows from operations to make our payments under our operating leases, all of which provide for periodic increases in rent. If we are not able to make payments under our operating leases, this could trigger defaults under other leases or, in certain circumstances, under our credit facilities, which could cause the counterparties or lenders under those agreements to accelerate the obligations due thereunder. We also intend to continue to purchase the real property for new locations, and such strategy may not be successful. Any or all of these factors and conditions could adversely affect our growth and profitability.

Our business largely depends on a strong brand image and awareness, and if we are unable to maintain and enhance our brand image and awareness, particularly in new markets where we have limited brand recognition, we may be unable to increase or maintain our level of sales.
We believe that our brand image and awareness contribute significantly to the success of our business. We rely on our reputation for offering everyday low prices, superior service and a broad assortment of high-quality, trend-forward, safe products. We also believe that maintaining and enhancing our brand image and awareness, particularly in new markets where we have limited brand recognition, is important to preserving and expanding our customer base and growing sales. Our ability to successfully integrate newly opened stores into our surrounding communities, to expand into new markets, and to maintain the strength and distinctiveness of our brand in our existing markets will be adversely impacted if we fail to connect with our existing or target customers. Maintaining, promoting, and positioning our brand will depend largely on the success of our marketing and merchandising efforts and our ability to provide a consistent, high-quality product and customer experience. These efforts may require us to make substantial investments, which could adversely affect our cash flows and which may ultimately be unsuccessful. Failure to successfully market, maintain and grow our brand image and awareness in new and existing markets could harm our business, results of operations, and financial condition.
Furthermore, our brand image could be jeopardized if we fail to maintain high standards for merchandise quality, if we fail to comply with local laws and regulations, or if we experience negative publicity or other negative events that affect our image and reputation. Customers are increasingly using social media and other electronic means to provide feedback and information about our Company in a manner that can be quickly and broadly disseminated. Customers value readily available information and often act on such information without further investigation and without regard to its accuracy. Negative publicity surrounding product matters, including publicity about other retailers, may harm our reputation and affect the demand for our products. Negative incidents can erode trust and confidence quickly, and adverse publicity, whether or not based in fact, could damage our brand and reputation; undermine our customers’ confidence in us; reduce demand for our products and services; affect our ability to recruit, engage, motivate, and retain associates; result in litigation; attract regulatory scrutiny; and impact our relationships with current and potential suppliers. Our suppliers’ business practices and positions may also be attributed to us, regardless of our actions, meaning the actions of third parties may pose similar risks to our brand and reputation.
Any failure by us to successfully anticipate trends may lead to loss of consumer acceptance of our products, resulting in reduced net sales.
Each of our stores is stocked with a localized product mix based on consumer demands in a particular market. Our success depends on our ability to anticipate and respond to changing trends and consumer demands in these markets in a timely manner. Our ability to accurately forecast demand for our products could be affected by many factors. If we fail to identify and respond to emerging trends, consumer acceptance of our merchandise and our image with current or potential customers may be harmed, which could reduce our net sales. Additionally, if we misjudge market trends, we may significantly overstock unpopular products, incur excess inventory costs, and be forced to reduce the sales price of such products or incur inventory write-downs, which would adversely affect our operating results. Conversely, shortages of products that prove popular could also reduce our net sales through missed sales and a loss of customer loyalty.
Increased competition could cause price declines, decrease demand for our products, and decrease our market share.
We operate in the hard surface flooring industry, which is highly fragmented and competitive. We face significant competition from big-box home improvement centers, national and regional specialty flooring retailers, independent flooring retailers, and distributors. Among other things, we compete on the basis of breadth of product assortment, everyday low prices, locations of stores, in-store availability of job-lot quantities, the quality of our products, customer service and innovation. We face growing competition from omni-channel retailers who may have similar product offerings. In addition, while the hard surface flooring category has a relatively low threat of new internet-only entrants due to the nature of the product, the growth opportunities presented by e-commerce could outweigh these challenges and result in increased competition in this portion of our connected customer strategy. Customers are increasingly able to quickly comparison shop and determine real-time product availability and price using digital tools. We will be at a competitive disadvantage if, over time, our competitors are more effective than us in their utilization and integration of rapidly evolving technologies. Further, as we expand into new and unfamiliar markets, we may experience different competitive conditions than in the past.

Some of our competitors are organizations that are larger, better capitalized, have existed longer, have product offerings that extend beyond hard surface flooring and related accessories, and have a more established market presence with substantially greater financial, marketing, delivery, customer loyalty, personnel and other resources than we have. Competitors may forecast market developments more accurately than we do, offer similar products at a lower cost, have better delivery offerings, or adapt more quickly to new trends and technologies or evolving customer requirements than we do. Further, because the barriers to entry into the hard surface flooring industry are relatively low, manufacturers and suppliers of flooring and related products, including those whose products we currently sell, could enter the market and start directly competing with us. Intense competitive pressures from any of our present or future competitors could cause price declines, decrease demand for our products, and decrease our market share. Also, as we continue to grow and become more well-known, other companies may change their strategies to present new competitive challenges.
All of these factors may harm us and adversely affect our net sales, market share, and operating results.
Rising geopolitical tensions and U.S. policies related to global trade and tariffs, including with respect to antidumping and countervailing duties, could adversely affect our business, financial condition, and results of operations.
The current domestic and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy. In particular, the ongoing trade dispute between the U.S. and China has resulted in the U.S. announcing on February 1, 2025, an additional 10% tariff for all products from China, beyond the previous 25% tariff already imposed on the vast majority of the products we import from China. Approximately 18% of the products we sold in fiscal 2024 were produced in China. The current U.S. presidential administration has also indicated the possibility of imposing significantly increased tariffs on imports into the U.S., not only from China but also from other countries. Any further expansion in the types or levels of tariffs implemented on China or other countries has the potential to negatively impact our business, financial condition, and results of operations. Additionally, there is a risk that the U.S. tariffs on imports are met with tariffs on U.S. produced exports and that a further trade conflict could ensue, which has the potential to significantly impact global trade and economic conditions, including the imposition of new measures with little notice. Potential costs and any attendant impact on pricing arising from these tariffs and any further expansion in the types or levels of tariffs implemented could require us to modify our current business practices and could adversely affect our business, financial condition, and results of operations.
In addition, the U.S. government has imposed import restrictions under withhold release orders for goods from the Xinjiang Uyghur Autonomous Region and under the Uyghur Forced Labor Prevention Act. These restrictions effectively prohibit imports of any goods made either wholly or in part in Xinjiang, which may induce greater supply chain compliance costs and delays to us and to our suppliers. While we do not believe that our suppliers source materials from Xinjiang for the products they sell to us, certain of our products, including luxury vinyl plank, have been subject to detentions and inquiries. While such detentions and inquiries have not had a material impact on our business as of December 26, 2024, any detentions, withhold release orders, inquiries, or other policy developments could result in shortages, delays, and/or price increases that could disrupt our own supply chain, adversely affect our relationships with our suppliers, or cause our suppliers to fail to perform their obligations. While we have developed multiple supply sources in a variety of countries and believe our vendor compliance program reflects our commitment to a supply chain free of forced labor, we could still be adversely affected by increases in our costs, negative publicity related to the industry, or other adverse consequences to our business.
Rising geopolitical tensions could adversely affect our business, financial condition, and results of operations. In particular, in recent years, tensions between mainland China and Taiwan have further escalated, with China accelerating the development of military capabilities in order to “reunite Taiwan by force.” In case of a military conflict between China and Taiwan, our ability to import products from China could be limited. Similarly, the ongoing wars between Russia and Ukraine and in the Middle East could impact our ability to import products and result in further increases in energy costs, and attacks on shipping in the Red Sea have impacted and may continue to increase our supply chain costs. The uncertain nature, magnitude, and duration of hostilities stemming from such conflicts, including the potential effects of sanctions and countersanctions, and retaliatory cyberattacks on the world economy and markets, have contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic factors that affect our business and operations.

Our operating results may be adversely affected if we do not successfully manage our inventory.
We currently maintain a high level of inventory in order to have a broad assortment of products across a wide variety of hard surface flooring categories in job-lot quantities, with inventory per warehouse-format store consisting of on average approximately 4,400 SKUs and approximately $2.7 million of inventory at cost as of December 26, 2024. We also carried an additional $507.9 million of inventory outside our stores, primarily at our distribution centers and in-transit to our distribution centers, as of December 26, 2024. The investment associated with this high level of inventory is substantial, and as we continue to broaden our supplier base, we may increase the number of SKUs and investments associated with inventory. The success of our business depends in part on our ability to identify shifts in consumer preferences, expectations and needs, as well as broader changes in the macroeconomic environment, and correspondingly forecast necessary inventory levels. If we fail to adequately project the amount or mix of our inventory, we may miss sales opportunities or have to take unanticipated markdowns or hold additional clearance events to sell through excess inventory, which will adversely affect our operating results.
In the past, we have incurred costs associated with inventory markdowns and obsolescence. Due to the likelihood that we will continue to incur such costs in the future, we generally include an allowance for such costs in our projections. However, the costs that we actually incur may be substantially higher than our estimates and may adversely affect our operating results.
Any disruption in our distribution capabilities, our supply chain, or our related planning and control processes may adversely affect our business, financial condition, and operating results.
Our success is highly dependent on our planning and distribution infrastructure, which includes the ordering, transportation, and distribution of products to our stores and the ability of suppliers to meet distribution requirements. We need to continue to identify and improve our processes and supply chain and maintain and build a distribution infrastructure and supply chain that can keep pace with our anticipated growth and increased number of stores. The cost of these enhanced processes could be significant and any failure to maintain, grow, or improve them could adversely affect our business, financial condition, and operating results. We will continue to add distribution centers as needed to support our operations and growth. Increasing the size of our distribution centers and adding additional distribution centers may decrease the efficiency of our distribution costs. As we continue to add distribution centers, we may incur unexpected costs, and our ability to distribute our products may be adversely affected. Due to the long lead time it takes to open a new distribution center, we also risk over-investing in distribution capabilities ahead of sufficient consumer demand, which could cause us to incur higher costs and adversely affect our operating results.
A disruption within our logistics or supply chain network could adversely affect our ability to deliver inventory in a timely manner, which could impair our ability to meet customer demand for products and result in lost sales, increased supply chain costs, or damage to our reputation. In recent years, global ports, trade lanes, and U.S. ports have been impacted by capacity constraints, port congestion and delays, periodic labor disputes, security issues, geopolitical or military conflicts, weather- and climate-related events, and natural disasters. Disruptions to our supply chain due to any of the factors listed above could negatively impact our financial performance or financial condition.
In addition, our success is also dependent on our ability to provide timely delivery to our customers. Our business could also be adversely affected if fuel prices increase or there are delays in product shipments due to freight difficulties, inclement weather, labor disputes, or other difficulties. If we are unable to deliver products to our customers on a timely basis, they may decide to purchase products from our competitors instead of from us, which would adversely affect our business, financial condition, and operating results.
Our operating results may be adversely affected by increases in wholesale prices of products, materials and transportation costs beyond our control, including increases in costs due to inflation.
Our operating results may be affected by the wholesale prices of hard surface flooring products, setting and installation materials, and the related accessories that we sell. These prices may increase based on a number of factors beyond our control, including the price of raw materials used in the manufacture of our products, transportation costs, energy costs, changes in supply and demand, concerns about inflation, general economic conditions, labor costs, competition, import duties, tariffs, currency exchange rates, government regulation, geopolitical or military conflicts, the impact of natural disasters, including those due to the effects of climate change, and other import costs. A material component of the cost of our products includes transportation costs to move the products from the manufacturer to our stores, and, as we have experienced, these costs could increase due to the factors listed above and in the other risk factors, which can have a material impact on inventory and cost of sales. We may not be able to adjust the prices of our products, especially in the short-term, to recover these cost increases, and a continual rise in such costs could adversely affect consumer spending and demand for our products, which could adversely affect our business, financial condition, and operating results.

Our success depends substantially upon the continued retention of our key personnel, including our executive officers.
We believe that our success has depended and continues to depend to a significant extent on the efforts and abilities of our key personnel, including our executive officers, and the loss of the services of one or more of our executive officers could have a material adverse effect on us and would be potentially disruptive to our business until such time as a suitable replacement is hired. For example, Trevor Lang, who initially joined the Company in 2011 and served as our President since 2022, has announced his retirement effective March 1, 2025. As we announced in January 2025, we have appointed a new President, Bradley Paulsen, who will join the Company in March 2025. Although our previous executive transitions have been smooth, any future changes to our key personnel, including our executive officers, or our failure to successfully manage the transition or engage in effective succession planning, may be disruptive to our business, including by distracting management from our core business and impacting employee productivity. Further, we may have difficulty identifying, attracting and integrating new executives to replace any losses of our other existing or future executive officers, all of which could adversely affect our business, financial condition, and operating results.
Our success depends upon our ability to attract, hire, train, and retain highly qualified managers and staff.
Our success depends in part on our ability to attract, hire, train, and retain qualified managers and staff. Purchasing hard surface flooring is an infrequent event for consumers, and the typical consumer has limited knowledge of the range, characteristics and suitability of the products available before starting the purchasing process. Therefore, consumers in the hard surface flooring market expect to have sales associates serving them who are knowledgeable about the entire assortment of products offered by the retailer and the process of choosing and installing hard surface flooring.
Each of our stores is managed by a store manager who has the flexibility, with the support of regional managers, to use knowledge of local market dynamics to customize each store in a way that is most likely to increase net sales and profitability. Our store managers are also expected to anticipate, gauge and quickly respond to changing consumer demands in these markets. Further, it generally takes a substantial amount of time for our store managers to develop the entrepreneurial skills we expect to make our stores successful.
Any failure by us to attract, hire, train, and retain highly qualified managers and staff could adversely affect our operating results and future growth opportunities, and any increased labor costs due to competition, increased wage costs (including various federal, state, and local actions to increase minimum wages), associate benefit costs, unionization activity, or other factors would adversely impact our operating expenses.
Labor activities could cause labor relations difficulties for us.
Currently none of our associates are represented by a union; however, our associates have the right at any time to form or affiliate with a union. As we continue to grow, enter different regions, and operate distribution centers, unions may attempt to organize all or part of our associate base at certain stores or distribution centers within certain regions. Future organizational activities could result in distractions to our management and workforce, increased labor costs, work stoppages or strikes, disruption of our operations, limitations on our operational flexibility and efficiency, and other adverse effects that we cannot currently predict, all of which could adversely affect our business, financial condition, and operating results.
We procure the majority of our products from suppliers located outside of the United States, and as a result, we are subject to risks associated with obtaining products from abroad that could adversely affect our business, financial condition, and results of operations.
We procure the majority of our products from suppliers located outside of the United States. As a result, we are subject to a number of risks associated with obtaining products from abroad. These risks include the imposition of new or different duties (including antidumping and countervailing duties), tariffs, taxes and/or other charges on exports or imports, including as a result of errors in the classification of products upon entry or changes in the interpretation or application of rates or regulations relating to the import or export of our products; political unrest, acts of war, terrorism and economic instability resulting in the disruption of trade from foreign countries where our products originate; disruption due to public health crises; currency exchange fluctuations; the imposition of new or more stringent laws and regulations, including those relating to environmental, health and safety matters and climate change issues, labor conditions, quality and safety standards, trade restrictions, and restrictions on funds transfers; the risk that one or more of our suppliers will not adhere to applicable legal requirements, including fair labor standards, the prohibition on child labor, environmental, product safety or manufacturing safety standards, anti-bribery and anti-kickback laws such as the Foreign Corrupt Practices Act (the “FCPA”), and sourcing laws such as the Lacey Act; or disruptions or delays in production, shipments, delivery or processing through ports of entry, including those resulting from strikes, lockouts, work-stoppages or slowdowns, or other forms of labor unrest.

Additionally, approximately 18% of the products we sold in fiscal 2024 were produced in China. The Chinese government has in the past imposed restrictions on manufacturing facilities, including a shut-down of transportation of materials and power plants to reduce air pollution. If, in the future, restrictions are imposed that include our operations, our suppliers’ ability to supply current or new orders would be significantly impacted. These and other factors beyond our control could disrupt the ability of our suppliers to ship certain products to us cost-effectively or at all, expose us to significant operational and legal risk, and negatively affect our reputation, any of which could adversely affect our business, financial condition, and results of operations.
We depend on a number of suppliers, and any failure by any of them to supply us with quality products on attractive terms and prices may adversely affect our business, financial condition, and operating results.
We depend on our suppliers to deliver quality products to us on a timely basis at attractive prices. We source our products from over 240 domestic and international suppliers. Although we purchase from a diverse supplier base, purchases from our largest supplier, which has operations in China, accounted for approximately 11% of our net sales in fiscal 2024. No other singular vendor supplied products representing 10% or more of net sales in fiscal 2024. Our ability to receive adequate quantities of our products from suppliers depends on our ability to identify and develop relationships with qualified suppliers who can satisfy our responsible product sourcing criteria, and can be impacted by economic or political instability, sanctions, tariffs or other trade-related actions, the financial instability of suppliers, supplier noncompliance with applicable law, contract disputes, disruptions in our suppliers’ logistics or supply chain networks or information technology systems, raw material or other shortages, and other factors beyond our control. If we are unable to acquire desired merchandise in sufficient quantities on terms acceptable to us, or if we experience a change in business relationship with any of our major suppliers, it could impair our relationship with our customers, impair our ability to attract new customers, reduce our competitiveness, and adversely affect our business, financial condition, and operating results.
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
We do not control the operations of our suppliers. Although we conduct due diligence prior to engaging our suppliers, require our suppliers to certify compliance with applicable laws and regulations, and have in place ongoing quality assurance and compliance programs, we cannot guarantee that our suppliers will comply with applicable laws and regulations or operate in a legal, ethical and responsible manner. Violation of applicable laws and regulations by our suppliers, or their failure to operate in a legal, ethical or responsible manner, could expose us to legal risks, cause us to violate laws and regulations and reduce demand for our products if, as a result of such violation or failure, we attract negative publicity. In addition, the failure of our suppliers to adhere to the quality standards that we set for our products could lead to government investigations, litigation, write-offs and recalls, which could damage our reputation and our brand, increase our costs, and otherwise adversely affect our business.
Our ability to offer compelling products to our customers depends on the continued availability of sufficient suitable natural products.
Our business strategy depends on offering a wide assortment of compelling products to our customers. We sell, among other things, flooring made from various wood species and natural stone from quarries throughout the world. Our ability to obtain an adequate volume and quality of hard-to-find products depends on our suppliers’ ability to furnish those products, which, in turn, could be affected by many things, including events such as forest fires, insect infestation, tree diseases, prolonged drought, other adverse weather and climate conditions, and the exhaustion of stone quarries. Government regulations relating to forest management practices also affect our suppliers’ ability to harvest or export timber and other products, and changes to regulations and forest management policies, or the implementation of new laws or regulations, could impede their ability to do so. If our suppliers cannot deliver sufficient products, and we cannot find replacement suppliers, our net sales and operating results may be adversely affected.

The effects of weather conditions, natural disasters or other unexpected events, including public health crises, may disrupt our operations and have a negative impact on our business.
The effects of extreme weather conditions and natural disasters occurring more frequently or with more intense effects, or the occurrence of unexpected events including wildfires, tornadoes, hurricanes, earthquakes, floods, tsunamis, and other severe hazards, could adversely affect our business, financial condition, results of operations, and cash flows. Extreme weather, natural disasters, power outages or other unexpected events have in the past disrupted and could in the future disrupt our operations by, among other things, impacting the availability and cost of materials needed for manufacturing and causing physical damage and partial or complete closure of supplier manufacturing sites, our retail stores, our store support center or our distribution centers; causing loss of human capital; causing temporary or long-term disruption in the manufacturing and supply of products and services; and causing disruption in our ability to deliver products and services to customers. These events and disruptions could also adversely affect our customers’ and suppliers’ financial condition or ability to operate, resulting in reduced customer demand, delays in payments, or supply chain disruptions, including adverse effects on our ability to stock our stores and deliver products to our customers. Further, these events and disruptions could increase insurance and other operating costs, including impacting our decisions regarding construction of new stores and distribution centers to select areas less prone to climate change risks and natural disasters, which could result in indirect financial risks passed through the supply chain or other price modifications to our products and services.
Public health crises in the U.S. or countries where we source or sell products could adversely affect our operations and financial performance. Further, any national, state or local government mandates or other orders taken to minimize the spread of a public health crisis could restrict our ability to conduct business as usual, as well as the business activities of our key customers and suppliers, including the potential for labor shortages. In particular, the ultimate extent of the impact of any epidemic, pandemic or other public health crisis on our business, financial condition, and results of operations will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the duration and severity of such public health crisis, actions taken to contain or prevent its further spread, and the pace of global economic recovery following containment of the spread.
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
In addition, we face an inherent risk of exposure to product liability or warranty claims or governmental investigations in the event that the use of our products is alleged to have resulted in economic loss, personal injury, or property damage or violated environmental or other laws. If any of our products proves to be defective or otherwise in violation of applicable law, we may be required to recall such products and be subject to legal action.
In connection with the installation or delivery of our products, customers may engage third parties associated with us to enter their homes. In addition, we are providing in-home design services. While we believe we have appropriate indemnification and risk management practices in place, such activities involve liability and reputational risk, which could adversely affect us.
Federal, state or local laws and regulations, or our failure to comply with such laws and regulations, could increase our expenses, restrict our ability to conduct our business and expose us to legal risks.
We are subject to a wide range of general and industry-specific laws and regulations imposed by federal, state and local authorities in the countries in which we operate, including those related to customs, foreign operations (such as the FCPA), truth-in-advertising, consumer protection (such as the California Consumer Privacy Act and Telephone Consumer Protection Act), privacy, product safety (such as the Formaldehyde Standards in Composite Wood Products Act), the environment (such as the Lacey Act), import and export controls (such as the Uyghur Forced Labor Prevention Act), intellectual property infringement, immigration, the use, storage, generation, transportation, treatment, emission, release and disposal of certain hazardous materials and wastes, zoning and occupancy matters, and the operation of retail stores and distribution facilities. In addition, various federal and state laws govern our relationship with, and other matters pertaining to, our associates, including wage and hour laws, laws governing independent contractor classifications, requirements to provide meal and rest periods or other benefits, paid and unpaid leave mandates, requirements regarding working conditions and accommodations to certain associates, citizenship or work authorization and related requirements, insurance and workers’ compensation rules and anti-discrimination laws.

In recent years, we and other parties in the flooring industry have been or currently are parties to litigation involving claims that allege violations of these laws, including claims related to product safety and patent claims. Similarly, we and other retailers have in recent years experienced an increase in the number of wage and hour class action claims that allege misclassification of overtime eligible workers and/or failure to pay overtime-eligible workers for all hours worked. In addition, if more stringent laws or regulations are adopted in the future, we may have difficulty complying with the new requirements imposed by such laws and regulations, and in turn, our business, financial condition, and operating results could be adversely affected.
We operate our business in accordance with standards and procedures designed to comply with the applicable laws and regulations in these areas and work closely with our suppliers in order to comply with such laws and regulations. Although we believe that we have complied with these laws and regulations, there is nevertheless a risk that we will become subject to additional claims that allege we or our suppliers have failed to do so. If we or our suppliers violate or are alleged to have violated these laws and regulations, or if we become subject to unfavorable allegations, government investigations or legal actions involving our products or us, we could incur significant costs, be liable for damages, experience delays in shipments of our products, be subject to fines, penalties, injunctions, litigation, potential criminal charges or other legal risks, or suffer reputational harm, any of which could reduce demand for our products and adversely affect our business, financial condition, and operating results.
Certain of our products may require us to spend significant time and resources in order to comply with applicable advertising, labeling, importation, exportation, environmental, health and safety laws and regulations, because if we violate these laws or regulations, we could experience delays in shipments of our goods, be subject to fines or penalties, be liable for costs and damages or suffer reputational harm, any of which could reduce demand for our merchandise and adversely affect our business, financial condition, and operating results.
Any changes to these laws or regulations, increased or expanded enforcement of these laws or regulations, or any new laws or regulations that are passed or go into effect may make it more difficult for us to operate our business and in turn adversely affect our operating results.
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
Our business, like that of most retailers, involves the receipt, use, storage and transmission of customers’ personal information, consumer preferences and payment card data, as well as other confidential information related to us, our associates, job applicants, our suppliers and other third parties, some of which is entrusted to third-party service providers and vendors that provide us with technology, systems and services that we use in connection with the receipt, use, storage and transmission of such information. Techniques used for cyberattacks designed to gain unauthorized access to these types of sensitive information by breaching or sabotaging critical systems of organizations, including those that use artificial intelligence, are constantly evolving and generally are difficult to recognize and react to effectively. We or our third-party service providers may be unable to anticipate these techniques or to implement adequate preventive or reactive security measures. High profile electronic security breaches leading to unauthorized release of sensitive information have occurred in recent years with increasing frequency at a number of major U.S. companies, including several large retailers, notwithstanding widespread recognition of the cyberattack threat and improved data protection methods.
Despite our security measures and those of third parties with whom we do business, our respective systems and facilities may be vulnerable to criminal cyberattacks or security incidents due to malfeasance, intentional or inadvertent security breaches by associates, or other vulnerabilities such as defects in design or manufacture. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery or other forms of deception or coercion targeted at our customers, associates, suppliers and service providers. Any such, incidents could compromise our networks, and the information stored there could be accessed, misused, publicly disclosed, lost or stolen.
An actual or anticipated attack or security incident may cause us to incur additional costs, including costs related to diverting or deploying personnel, implementing preventative measures, training associates and engaging third-party experts and consultants. Further, any security breach incident could expose us to risks of data loss, regulatory and law enforcement investigations, litigation and liability and could seriously disrupt our operations, and any resulting negative publicity could significantly harm our reputation and relationships with our customers, associates, or suppliers, all of which could adversely affect our business, financial condition, and operating results.

A disruption in our information systems, including our website, could adversely affect our business or operating results and lead to reduced net sales and reputational damage.
We rely on our information systems to process transactions, summarize our results of operations and manage our business. In particular, our website is an important part of our integrated connected customer strategy, and customers use our website as an information source on the range of products available to them and as a way to order our products. In addition, we rely on our enterprise resource planning, telecommunications, inventory tracking, billing and other information systems to track transactions, billing, payments, inventory and a variety of day-to-day business decisions. Therefore, the reliability and capacity of our information systems is critical to our operations and the implementation of our growth initiatives. However, our information systems are subject to damage or interruption from upgrades in technology interfaces, power outages, computer and telecommunications failures, computer viruses, cyberattacks or other security breaches, and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, acts of war or terrorism, and misconduct or usage errors by our associates. Furthermore, not all of our systems are fully redundant, and our disaster recovery planning may not be sufficient, despite our testing, to meet our business needs in the event of a material disruption. If our information systems are damaged or cease to function properly, we may have to make a significant investment to fix or replace them, and we may suffer losses of critical data and/or interruptions or delays in our operations.
Some of our information technology systems are currently outsourced to, or using cloud-based services provided by, third parties. If these third parties are unable, unwilling, or otherwise experience interruptions in their ability to provide services to us or to provide us access to the systems on which we rely, or if these third parties are unable to secure our data from cyberattacks and other cyber incidents, our operations may be disrupted, and we may incur significant costs, harm to our reputation or relationships with our customers, associates, and suppliers, or otherwise experience a material adverse effect on our business, financial condition or operating results. In addition, cybersecurity threat actors are increasingly sophisticated and are targeting employees, contractors, service providers and third parties through various techniques that involve social engineering and/or misrepresentation (such as phishing attempts and similar techniques). The increased use of associate-owned devices for communications as well as work-from-home arrangements may exacerbate cybersecurity risk, including presenting additional operational risks to our information technology systems and increased risks of cyberattacks.
The cybersecurity threat landscape is vast, and techniques used to obtain unauthorized access, disable, degrade service or sabotage information technology systems evolve frequently. Cybersecurity threat actors may attempt to intrude, damage, or disrupt our information technology systems through a number of techniques, including via computer viruses or worms, malware (including ransomware), phishing attacks, spyware, and denial of service attacks, among others. Data breaches and other cybersecurity events have become increasingly commonplace, including as a result of emerging technologies, such as artificial intelligence and machine learning. As a result, these techniques may be difficult to detect and are often not recognized until launched against a target. Accordingly, we may be unable to anticipate these techniques or implement adequate countermeasures. To keep pace with changing technology and the increasing risk posed by cybersecurity threat actors, we must continuously implement new information technology systems as well as enhance our existing systems, including an upgrade to our existing core financial and merchandising systems that began in fiscal 2024. Moreover, the successful execution of some of our growth strategies, in particular the expansion of our connected customer and online capabilities, is dependent on the design and implementation of new systems and technologies and/or the enhancement of existing systems. If we encounter implementation or usage problems with these new systems or other related systems and infrastructure, or if the systems do not operate as intended, do not give rise to anticipated benefits, or fail to integrate properly with our other systems or software platforms, then the costs of such new information technology systems may be more than we anticipate. Any material disruption in our information systems, or delays or difficulties in implementing or integrating new systems or enhancing or expanding current systems, could result in our increased vulnerability to cybersecurity events, which could have an adverse effect on our business and our operating results and could lead to reduced net sales and reputational damage.
We may continue to have negative comparable store sales or future comparable store growth lower than we expect, which has had and may continue to have a negative impact on our net sales, business, financial condition, and operating results.
Our comparable store sales decreased 7.1% for the fiscal year ended December 26, 2024 and by 7.1% for the fiscal year ended December 28, 2023, primarily due to decreased consumer demand for the products we sell. This decrease in comparable store sales has had a negative impact on our net sales for the fiscal year ended December 26, 2024, and while future net sales growth will depend substantially on our plans for new store openings, our comparable store sales growth is a significant driver of our net sales, profitability, cash flow, and overall business results. Because numerous factors affect our comparable store sales growth, as discussed in the other risk factors, it is possible that we will not achieve our targeted comparable store sales growth or that the change in comparable store sales could continue to be negative. If this trend continues, it is likely that overall net sales growth would be adversely affected, which could have a negative impact on our business, financial condition, and operating results.

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
We plan to continue investing for growth, including opening new stores, remodeling existing stores, adding staff, adding distribution center capacity, upgrading our information technology systems and other infrastructure, and engaging in strategic acquisitions. These investments will require significant capital, which we plan on funding with cash flow from operations and borrowings under our $800.0 million asset based revolving credit facility (the “ABL Facility”).
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
Further, our ability to pay interest on and principal of our debt obligations under our ABL Facility and our $200.3 million senior secured term loan facility (as amended to date, the “Term Loan Facility” and together with the ABL Facility, our “Credit Facilities”) will primarily depend upon our future operating performance. As a result, prevailing economic conditions and financial, business, and other factors, many of which are beyond our control, will affect our ability to make these payments.
If we do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our indebtedness, selling our assets, reducing or delaying capital investments, or seeking to raise additional capital. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. From time to time, capital markets may experience periods of disruption and instability. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for further information regarding our liquidity.
Changes in tax laws, trade policies, or regulations and newly enacted tax laws, trade policies, or regulations may impact our effective tax rate or may adversely affect our business, financial condition, and operating results.
Changes in tax laws in any of the multiple jurisdictions in which we operate, or adverse outcomes from tax audits that we may be subject to in any of the jurisdictions in which we operate, could result in an unfavorable change in our effective tax rate, which could adversely affect our business, financial condition, and operating results. Developments in tax policy or trade relations could also have a material adverse effect on our business, results of operations, and liquidity.
We are subject to payments-related risks that could increase our operating costs, expose us to fraud, subject us to potential liability and potentially disrupt our business.
We accept payments using a variety of methods, including credit cards, debit cards, gift cards, cash, and physical bank checks. These payment options subject us to many compliance requirements, including, but not limited to, compliance with the Payment Card Industry Data Security Standards, which represents a common set of industry tools and measurements to help ensure the safe handling of sensitive information, and compliance with contracts with our third-party processors. These payment options also subject us to potential fraud by criminal elements seeking to discover and take advantage of security vulnerabilities that may exist in some of these payment systems.
We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards and gift cards, and it could disrupt or harm our business if these companies become unwilling or unable to provide these services to us, experience a data security incident, or fail to comply with applicable rules and industry standards. We are also subject to payment card association operating rules, including data security rules, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or if our data security systems or payment card information of our customers are breached or compromised, there is the potential that parties could seek damages from us; we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and lose our ability to accept credit cards and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments; we could lose the confidence of customers; and our business, financial condition, and operating results could be adversely affected.

Our intellectual property rights are valuable, and any failure to protect them could reduce the value of our products and brand and harm our business.
We regard our intellectual property as having significant value, and our brand is an important factor in the marketing of our products. However, the steps we take to protect our trademarks or intellectual property may not be adequate to prevent others from copying or using our trademarks or intellectual property without authorization, which could harm the value of our brand.
We may be involved in disputes from time to time relating to our intellectual property and the intellectual property of third parties.
We are and may continue to become parties to disputes from time to time over rights and obligations concerning intellectual property, and we may not prevail in these disputes. Third parties have raised and may raise future claims against us alleging infringement or violation of the intellectual property of such third-party. Some third-party intellectual property rights may be extremely broad, and it may not be possible for us to conduct our operations in such a way as to avoid violating any such intellectual property rights. Any such intellectual property claim, regardless of whether such claim has merit, could subject us to material and costly disputes or litigation and impose a significant strain on our financial resources and management personnel.
We may, from time to time, consider or engage in strategic transactions. Any such strategic transactions would involve risks, which could have an adverse impact on our financial condition and results of operation, and we may not realize the anticipated benefits of these transactions.
From time to time, we consider strategic transactions, including mergers, acquisitions, investments, joint ventures, alliances, and other growth and market expansion strategies, with the expectation that these transactions will result in increases in sales, cost savings, synergies and various other benefits. Assessing the viability and realizing the benefits of these transactions is subject to significant uncertainty. Additionally, in connection with evaluating potential strategic transactions and assets, we may incur significant expenses for the evaluation, due diligence investigation, and negotiation of any potential transaction. We have limited experience acquiring companies, and any future acquisitions may not be successful. If we complete an acquisition, we would need to determine the appropriate level of integration of the target company’s products, services, associates, and systems into our business operations, and then successfully manage that integration into our corporate structure. The integration of businesses may create increased complexity in our financial systems, internal controls, technology and cybersecurity systems, and operations, and may make them more difficult to manage. Integration can be a complex and time-consuming process, and if any such integration is not fully successful or is delayed for a material period of time, we may not achieve the anticipated synergies or benefits of the acquisition. Furthermore, even if a target company is successfully integrated, an acquisition may fail to further our business strategy as anticipated, expose us to increased competition or challenges with respect to our products or services, and expose us to additional liabilities. Any impairment of goodwill or other intangible assets acquired in a strategic transaction may reduce our earnings.
We face risks related to our indebtedness.
As of December 26, 2024, the principal amount of our total indebtedness was $200.3 million related to our indebtedness outstanding under the Term Loan Facility. In addition, as of December 26, 2024, we had the ability to access $718.0 million of unused borrowings available under the ABL Facility without violating any covenants thereunder.
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
•exposing us to the risk of increased interest rates and increased debt service obligations as our borrowings under our Credit Facilities are at variable rates;
•restricting us from making strategic acquisitions;
•requiring us to comply with financial and operational covenants that may restrict us, among other things, from placing liens on our assets, making investments, incurring debt, making payments to our equity or debt holders and engaging in transactions with affiliates;
•limiting our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, execution of our business and growth strategies or other purposes; and
•limiting our ability to obtain credit from our suppliers and other financing sources on acceptable terms or at all.

Certain of the variable rate indebtedness extended to us uses the Secured Overnight Financing Rate (“SOFR”) as a benchmark for establishing the interest rate. While we believe we will continue to use SOFR, other factors may impact SOFR, including factors causing SOFR to cease to exist, new methods of calculating SOFR to be established, or the use of an alternative reference rate(s). These consequences are not entirely predictable and could have an adverse impact on our financing costs, returns on investments, valuation of derivative contracts and our financial results.
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
We may incur substantial additional indebtedness in the future, subject to the restrictions contained in our Credit Facilities. If such new indebtedness is in an amount greater than our current debt levels, the related risks that we now face could intensify. However, we cannot give assurance that any such additional financing will be available to us on acceptable terms or at all.
Risks Related to the Ownership of Our Common Stock
We do not currently expect to pay any cash dividends.
The continued operation and growth of our business will require substantial funding. Accordingly, we do not currently expect to pay any cash dividends on shares of our common stock. Any determination to pay dividends in the future will be at the discretion of our Board of Directors (the “Board”) and will depend upon our operating results, financial condition, contractual restrictions, restrictive covenants under our Credit Facilities, restrictions imposed by applicable law and other factors our Board deems relevant. Accordingly, realization of a gain on an investment in our common stock will depend on the appreciation of the price of our common stock, which may not occur. See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for more information.
Certain provisions in our organizational documents and Delaware law could impair a takeover attempt and adversely affect existing stockholders and the market value of our common stock.
Certain provisions of our certificate of incorporation and bylaws and applicable provisions of Delaware law may have the effect of rendering more difficult, delaying or preventing an acquisition or change of control of the Company that stockholders may consider to be favorable. These provisions, among other things:
•authorize the Board to issue “blank check” preferred stock without stockholder approval, which, if issued, would increase the number of outstanding shares of our capital stock, make it more difficult for someone to acquire us, and potentially adversely affect the voting power of the holders of our other classes of voting stock;
•establish the sole power of a majority of our Board to fix the number of directors;
•require that certain advance notice procedures be followed for our stockholders to submit nominations of candidates for election to our Board and to bring other proposals before a meeting of the stockholders;
•provide our Board with the ability to amend our bylaws without stockholder approval;
•provide that any vacancy on the Board, whether such vacancy occurs as a result of an increase in the number of directors or otherwise, may only be filled by a majority of the Board members still in office;
•provide that only the Board or the chairperson of the Board may call special meetings of stockholders;
•prohibit stockholder action by written consent, thus requiring all stockholder actions to be taken at a meeting of stockholders; and
•require that, to the fullest extent permitted by law, certain proceedings against or involving us or our directors, officers, or associates be brought exclusively in the Court of Chancery in the State of Delaware.
Further, Delaware law imposes conditions on the voting of “control shares” and on certain business combination transactions with “interested stockholders.”

These provisions in our organizational documents and Delaware law could delay or prevent hostile takeovers and changes in control or changes in our management. Also, the issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences, or other economic terms favorable to the holders of preferred stock could adversely affect the market price for our common stock by making an investment in our common stock less attractive. Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control or otherwise makes an investment in our common stock less attractive could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.
General Risk Factors
We are engaged from time to time in various legal actions, claims and proceedings, and, while we cannot predict the outcomes of such proceedings and other contingencies with certainty, some of these outcomes and any potential future proceedings could have an adverse impact on us.
We are engaged in various legal actions, claims and proceedings, including claims related to breach of contract, product liabilities, intellectual property matters and employment-related matters resulting from our business activities. We also have been and may in the future be the target of securities-related litigation. As with most actions such as these, an estimate of any possible and/or ultimate liability cannot always be determined. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. We maintain insurance to mitigate the risks associated with potential claims; however, we are responsible for meeting certain deductibles under such policies, and, in any event, the insurance coverage may not adequately protect us from all claims made against us. Additionally, we cannot guarantee that we will not become engaged in additional legal actions, claims, proceedings, or governmental investigations in the future. Any such action could result in negative publicity, harm our reputation, and adversely affect our business, financial condition, and operating results. See the information disclosed under “Litigation” in Note 9, “Commitments and Contingencies” to the notes to our consolidated financial statements included in this Annual Report for further detail on legal proceedings.
We are subject to risks related to corporate social responsibility.
Regulators, customers, investors, associates, and other stakeholders are increasingly focusing on environmental, social, and governance matters and related disclosures. Changing rules, regulations, and stakeholder expectations have resulted in, and are likely to continue to result in, additional obligations, increased general and administrative expenses, increased management time and attention spent complying with or meeting such regulations and expectations, and heightened risks of litigation and enforcement actions. We risk damage to our brand and reputation for our actions or inactions. Adverse incidents related to these matters could negatively impact the value of our brand, operating costs, and relationships with investors, all of which could adversely affect our business and operating results.
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.
ITEM 1C.    CYBERSECURITY.
Cybersecurity is the responsibility of our information security team, overseen by our Chief Information Security Officer (“CISO”). Our CISO reports to our Chief Information Officer (“CIO”), and our CISO and CIO regularly meet with our Chief Legal Officer (“CLO”) to review cybersecurity risks and evaluate their nature and severity, as well as identify potential mitigations and assess the impact of those mitigations on residual risk. Our enterprise risk management program also considers cybersecurity risks, including risks associated with our use of third-party service providers, alongside other company risks, and as part of these efforts, we gather information necessary to identify cybersecurity risks and evaluate their nature and severity, as well as identify mitigations and assess the impact of those mitigations on residual risk. Our enterprise risk management program is reviewed annually with our Board.
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

Our cybersecurity risk program is structured according to the National Institute of Standards and Technology (NIST) Cybersecurity framework. This program includes multiple layers of security controls, including network segmentation, security monitoring, endpoint protection, and identity and access management. The Company annually engages third parties to advise and assess the Company’s cybersecurity programs, including to engage in penetration testing. The results of these assessments are reported to the CISO, and our CISO, in consultation with our CIO and CLO, uses the findings to improve our practices, procedures, and technologies. A summary of our cybersecurity efforts is reported periodically to the Audit Committee, which has primary responsibility for oversight and review of guidelines and policies with respect to risk assessment and risk management, including cybersecurity. Our Board also receives periodic updates relating to information security and cybersecurity risks. We have also purchased cyber liability insurance to provide a level of financial protection against the potential losses arising from a cybersecurity incident. However, there is no assurance that our insurance coverage will cover or be sufficient to cover all losses or claims that may result from a cybersecurity incident.
Our CISO, CIO, and CLO collectively have over 35 years of business experience managing risks from cybersecurity threats and developing and implementing cybersecurity policies and procedures. Team members who support our information security program have relevant educational and industry experience.
During fiscal years 2024, 2023, and 2022, we did not experience a material information security breach incident, and the expenses we have incurred from information security breach incidents have been immaterial. We are not currently aware of any cybersecurity risks that are reasonably likely to materially affect our business. However, future incidents could have a material impact on our business strategy, results of operations, or financial condition. For additional discussion of the risks posed by cybersecurity threats that are reasonably likely to materially affect us, refer to Item 1A, “Risk Factors” in Part I of this Annual Report.
ITEM 2.    PROPERTIES.
As of December 26, 2024, we operated 251 warehouse-format stores located in 38 states as shown in the table below:

State	Number of Stores	State	Number of Stores
Alabama	4	Nebraska	1
Arizona	7	Nevada	4
California	27	New Hampshire	1
Colorado	8	New Jersey	12
Connecticut	3	New Mexico	1
Florida	33	New York	10
Georgia	13	North Carolina	5
Illinois	11	Ohio	7
Indiana	2	Oklahoma	2
Iowa	1	Oregon	2
Kansas	2	Pennsylvania	4
Kentucky	2	Rhode Island	1
Louisiana	4	South Carolina	3
Maine	1	Tennessee	5
Maryland	6	Texas	33
Massachusetts	7	Utah	3
Michigan	4	Virginia	9
Minnesota	3	Washington	5
Missouri	3	Wisconsin	2
		Total	251

The following table presents the percentage of our owned versus leased facilities in operation at the end of fiscal 2024 and their total square footage:

square footage in thousands	Owned	Leased	Total Square Footage
Stores	7%	93%	19,307
Distribution centers	20%	80%	5,680
Offices and other	—%	100%	546
Total			25,533
Stores include our 251 warehouse-format stores and five small-format design studios. Distribution centers include our four distribution centers located in or near Houston, Savannah, Los Angeles, and Baltimore and our transload facility near Los Angeles. Offices and other include our headquarters, which we refer to as our store support center, our product review center, and our sample fulfillment center, all located in Atlanta, and other administrative, sales, and warehousing facilities supporting our Spartan subsidiary. The property tables above exclude locations where we have taken possession of the premises but are not yet operating. See Note 9, “Commitments and Contingencies” of the notes to our consolidated financial statements included in this Annual Report for additional details related to our leases.
ITEM 3.    LEGAL PROCEEDINGS.
We are engaged in various legal actions, claims and proceedings arising in the ordinary course of business, including claims related to breach of contracts, product liabilities, intellectual property matters, and employment-related matters resulting from our business activities. As with most actions such as these, an estimation of any possible and/or ultimate liability cannot always be determined. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. See the information disclosed under “Litigation” in Note 9, “Commitments and Contingencies” of the notes to our consolidated financial statements included in this Annual Report for further detail on legal proceedings.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock has been listed for trading on the New York Stock Exchange under the symbol “FND” since April 27, 2017. On February 17, 2025, there were 19 stockholders of record of our Class A common stock. The actual number of stockholders is greater than the number of record holders stated above, and includes stockholders who are beneficial owners, but whose shares are held in “street name” by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
No dividends have been declared or paid on our common stock since our initial public offering. We intend to continue to retain all available funds and any future earnings for use in the operation and growth of our business, and therefore we do not currently expect to pay any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of our Board and will depend on then existing conditions, including our operating results, financial condition, contractual restrictions, capital requirements, business prospects and other factors that our Board may deem relevant.

Stock Performance Graph
The following graph shows a comparison of cumulative total return to holders of our common stock against the cumulative total return of the S&P 500 Index and the S&P 500 Home Improvement Retail Index for our fiscal years 2020 through 2024. The comparison of the cumulative total returns for each investment assumes that $100 was invested in our Class A common stock and the respective indices on December 26, 2019 (the last trading day of fiscal 2019) through December 26, 2024, including reinvestment of any dividends. Historical share price performance should not be relied upon as an indication of future share price performance.

Fiscal Year Ended	FND	S&P 500 Index	S&P 500 Home Improvement Retail Index
December 26, 2019	$100.00	$100.00	$100.00
December 31, 2020	$184.59	$115.93	$124.08
December 30, 2021	$258.41	$147.50	$193.46
December 29, 2022	$141.13	$118.81	$151.76
December 28, 2023	$226.42	$147.64	$165.38
December 26, 2024	$200.93	$186.35	$187.30
Unregistered Sales of Equity Securities and Use of Proceeds
During fiscal 2024, the Company did not sell any unregistered equity securities.
Issuer Purchases of Equity Securities
The following table presents the number and average price of the Company’s common shares repurchased in each fiscal month of the fourth quarter of fiscal 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
September 27, 2024 - October 24, 2024	—	$—	N/A	N/A
October 25, 2024 - November 21, 2024	63	103.76	N/A	N/A
November 22, 2024 - December 26, 2024	—	—	N/A	N/A
Total	63	$103.76	N/A	N/A
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
ITEM 6.    RESERVED

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes thereto and other financial information included elsewhere in this filing. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in Item 1A, “Risk Factors.” See the cautionary note regarding forward-looking statements set forth at the beginning of this Annual Report.
Overview
Founded in 2000, Floor & Decor is a high-growth, differentiated, multi-channel specialty retailer of hard surface flooring and related accessories and seller of commercial surfaces with 251 warehouse-format stores across 38 states as of December 26, 2024. We believe our unique approach to selling hard surface flooring and our consistent and disciplined culture of innovation and reinvestment create a differentiated business model in the hard surface flooring category. We believe that we offer the broadest in-stock assortment of laminate and vinyl, tile, wood, and natural stone flooring and installation materials and decorative accessories, as well as adjacent categories, at everyday low prices. This positions us as the one-stop destination for our customers’ entire hard surface flooring needs. We appeal to a variety of customers, including Pros and homeowners, which are comprised of DIY and BIY customers. Our warehouse-format stores, which average approximately 77,000 square feet, carry on average approximately 4,400 SKUs, approximately 1.0 million square feet of flooring products, and $2.7 million of inventory at cost as of December 26, 2024. We believe that our inspiring design centers and creative and informative visual merchandising also greatly enhance our customers’ renovation experience. In addition to our stores, our website, FloorandDecor.com, showcases our products.
The following table presents a performance summary of our results of operations for fiscal years 2024 and 2023:

	Fiscal Year Ended
dollars in thousands	December 26, 2024	December 28, 2023
Net sales	$4,455,770	$4,413,884
Net income	$205,872	$245,980
Adjusted EBITDA	$512,504	$551,133
Comparable store sales	(7.1)%	(7.1)%
Number of warehouse-format stores	251	221
During fiscal 2024, we opened 30 new warehouse-format stores, ending the year with 251 warehouse-format stores and five design studios.
The housing market continued to be impacted by a number of macroeconomic factors during fiscal 2024, including elevated interest rates and higher home prices putting pressure on housing affordability. This resulted in a decline in existing home sales, inflation, and a continued shift in consumer spending toward services. We believe these factors directly contributed to a slowdown in demand for flooring resulting in year-over-year declines in our comparable store sales and net income. These factors, coupled with rising construction costs, have made it difficult to achieve new store initial sales and profitability targets compared with those opened in prior years. Consequently, our class of 2022, 2023, and 2024 new stores are experiencing lower first year sales and initial returns compared to new stores opened in prior years. To optimize our return on investment, we focused on strategically reducing the construction costs and operating expenses. Despite these macroeconomic challenges, we believe that our continued focus on providing exceptional value to customers through our broad assortment and everyday low price strategy, while remaining disciplined to maintain profitability through cost control and strategic growth investments, have been instrumental in helping us to navigate this challenging housing market. However, the potential significance and duration of these macroeconomic difficulties is uncertain, and further pressures on the housing market could have an adverse impact on our business.
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
Comparable store sales refer to period-over-period comparisons of our net sales at the time of sale among the comparable store base. A store is included in the comparable store sales calculation on the first day of the thirteenth full fiscal month following a store’s opening, which is when we believe comparability has been achieved. Changes in our comparable store sales between two periods are based on net sales at the time of sale for stores that were in operation during both of the two periods. Any change in the square footage of an existing comparable store, including for remodels and relocations within the same primary trade area of the existing store being relocated, does not eliminate that store from inclusion in the calculation of comparable store sales. Stores that are closed for a full fiscal month or longer are excluded from the comparable store sales calculation for each full fiscal month that they are closed. Since our e-commerce, regional account manager, and design studio sales are fulfilled by individual stores, they are included in comparable store sales only to the extent the fulfilling store meets the above mentioned store criteria. Sales through our Spartan subsidiary do not involve our stores and are therefore excluded from the comparable store sales calculation.
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
Number of New Stores
The number and timing of new store openings, and the costs and fixed lease obligations associated with those openings, have had, and are expected to continue to have, a significant impact on our results of operations. The number of new stores reflects the number of stores opened during a particular reporting period. Before we open new stores, we incur pre-opening expenses, which are defined below under the heading “Other Key Financial Definitions.” Net sales at new stores are generally lower than net sales at our stores that have been open for more than one year. Our ability to open new, profitable stores is important to our long-term sales and profit growth goals.
Gross Profit and Gross Margin
Our gross profit is variable in nature and generally follows changes in net sales. Our gross profit and gross margin can also be impacted by changes in our prices, our merchandising assortment, customer preferences, shrink, damage, selling of discontinued products, the cost to transport our products from the manufacturer to our stores, and our distribution center costs. With respect to our merchandising assortment, certain of our products generate higher margins than other products within the same product categories or among different product categories. We have experienced inflation increases in certain of our product categories but historically have been able to source from a different manufacturer or pass increases on to our consumers. Our gross profit and gross margin, which reflect our net sales and our cost of sales and any changes to the components thereof, allow us to evaluate our profitability and overall business results.
Gross profit is calculated as net sales less cost of sales. Gross profit as a percentage of net sales is referred to as gross margin. Cost of sales consists of merchandise costs, as well as freight costs to transport inventory to our distribution centers and stores, and duty and other costs that are incurred to distribute the merchandise to our stores. Cost of sales also includes shrink, damage, warehousing costs, sourcing and compliance costs. We receive cash consideration from certain vendors related to vendor allowances and volume rebates, which is recorded as a reduction of costs of sales as the inventory is sold or as a reduction of the carrying value of inventory while the inventory is still on hand. Costs associated with arranging and paying for freight to deliver products to customers is included in cost of sales. The components of our cost of sales may not be comparable to the components of cost of sales, or similar measures, of other retailers. As a result, data in this filing regarding our gross profit and gross margin may not be comparable to similar data made available by other retailers.
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

Operating Income, EBITDA, and Adjusted EBITDA
Operating income, EBITDA, and Adjusted EBITDA are key metrics used by management and our Board to assess our financial performance and enterprise value. We believe that operating income is a useful measure as it is an indicator of the productivity of our business and our ability to manage expenses. We also believe that EBITDA and Adjusted EBITDA are useful measures, as they eliminate certain expenses that are not indicative of our core operating performance and facilitate comparisons on a consistent basis from period to period. We also use Adjusted EBITDA as a basis to determine covenant compliance with respect to our Credit Facilities, to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, and to compare our performance against that of other peer companies using similar measures. Operating income, EBITDA and Adjusted EBITDA are also frequently used by analysts, investors, and other interested parties as performance measures to evaluate companies in our industry.
EBITDA and Adjusted EBITDA are supplemental measures of financial performance that are not required by or presented in accordance with GAAP. We define EBITDA as net income before interest, taxes, and depreciation and amortization. We define Adjusted EBITDA as net income before interest, taxes, and depreciation and amortization adjusted to eliminate the impact of non-cash stock-based compensation expense and certain items that we do not consider indicative of our core operating performance.
EBITDA and Adjusted EBITDA are non-GAAP measures of our financial performance and should not be considered as alternatives to net income as a measure of financial performance or any other performance measure derived in accordance with GAAP, and they should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of liquidity or free cash flow for management’s discretionary use. In addition, these non-GAAP measures exclude certain non-recurring and other charges. Each of these non-GAAP measures has its limitations as an analytical tool, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. In evaluating EBITDA and Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the items eliminated in the adjustments made to determine EBITDA and Adjusted EBITDA, such as stock-based compensation expense, litigation settlement recovery, fair value adjustments related to contingent earn-out liabilities, and other adjustments. Definitions and calculations of EBITDA and Adjusted EBITDA differ among companies in the retail industry, and therefore EBITDA and Adjusted EBITDA disclosed by us may not be comparable to the metrics disclosed by other companies.
Other Key Financial Definitions
Net Sales
Net sales reflect our sales of merchandise, less discounts and estimated returns, and include our in-store sales, connected customer sales, and commercial sales. In certain cases, we arrange and pay for freight to deliver products to customers and bill the customer for the estimated freight cost, which is also included in net sales. Revenue is recognized when we satisfy the performance obligations in contracts with our customers, which is typically when the customer obtains control of the underlying inventory.
The retail and commercial sectors in which we operate are cyclical, and consequently our sales are affected by general economic conditions. Purchases of our products are sensitive to trends in the levels of consumer spending, which are affected by a number of factors such as consumer disposable income, housing market conditions, unemployment trends, stock market performance, consumer debt levels and consumer credit availability, interest rates and inflation, tax rates, and overall consumer confidence in the economy.
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

General and Administrative Expenses
General and administrative expenses consist primarily of costs incurred outside of our stores and include administrative personnel wages in our store support center and regional functions, bonuses and benefits, supplies, depreciation and amortization, and store support center expenses. Insurance, legal expenses, information technology costs, consulting, and other miscellaneous operating costs are also included. We expect that our general and administrative expenses will increase in future periods with future growth. General and administrative expenses include fixed as well as variable components, which may not directly correlate with net sales. The components of our general and administrative expenses may not be comparable to the components of similar measures of other retailers.
Pre-opening Expenses
We account for non-capital operating expenditures incurred prior to opening a new store or relocating an existing store as “pre-opening” expenses in our Consolidated Statements of Operations and Comprehensive Income. Our pre-opening expenses begin, on average, three months to one year in advance of a store opening or relocating due to, among other things, the amount of time it takes to prepare a store for its grand opening. The majority of pre-opening expenses are incurred during the three months before a store opens. Pre-opening expenses primarily include the following: rent, advertising, recruiting, training, utilities, personnel, and equipment rental. A store is considered to be relocated if it is closed temporarily and re-opened within the same primary trade area.
Segments
We have two operating segments and one reportable segment. For additional segment information, refer to Note 14, “Segment Reporting” of the notes to the consolidated financial statements included in this Annual Report.

Results of Operations
The comparison of the fiscal years ended December 28, 2023 and December 29, 2022 can be found in our annual report on Form 10-K for the fiscal year ended December 28, 2023 (the “2023 Annual Report”) located within Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Results of operations for prior periods should not be considered indicative of future results. For information about the potential impacts that risks, such as declines in economic conditions that affect the residential housing market and consumer spending for hard surface flooring, interest rates, inflation, global supply chain disruptions, regulatory and political conditions, trade policy, and geopolitical instability, among others, may have on our results of operations and overall financial performance for future periods, see “Overview” further above and Item 1A, “Risk Factors” in Part I of this Annual Report.
The following tables summarize key components of our results of operations for the periods indicated:

	Fiscal Year Ended
	December 26, 2024		December 28, 2023		Increase (Decrease)
dollars in thousands	Amount	% of Net Sales	Amount	% of Net Sales	$	%
Net sales	$4,455,770	100.0%	$4,413,884	100.0%	$41,886	0.9%
Cost of sales	2,527,519	56.7	2,555,536	57.9	(28,017)	(1.1)%
Gross profit	1,928,251	43.3	1,858,348	42.1	69,903	3.8%
Operating expenses:
Selling and store operating	1,362,325	30.6	1,239,225	28.1	123,100	9.9%
General and administrative	266,165	6.0	252,713	5.7	13,452	5.3%
Pre-opening	43,585	0.9	44,982	1.0	(1,397)	(3.1)%
Total operating expenses	1,672,075	37.5	1,536,920	34.8	135,155	8.8%
Operating income	256,176	5.8	321,428	7.3	(65,252)	(20.3)%
Interest expense, net	2,773	0.1	9,897	0.2	(7,124)	(72.0)%
Income before income taxes	253,403	5.7	311,531	7.1	(58,128)	(18.7)%
Income tax expense	47,531	1.1	65,551	1.5	(18,020)	(27.5)%
Net income	$205,872	4.6%	$245,980	5.6%	$(40,108)	(16.3)%

	Fiscal Year Ended
	December 26, 2024	December 28, 2023
Comparable store sales	(7.1)%	(7.1)%
Comparable average ticket	(2.5)%	0.2%
Comparable transactions	(4.7)%	(7.2)%
Number of warehouse-format stores	251	221
Adjusted EBITDA (in thousands) (1)	$512,504	$551,133
Adjusted EBITDA (% of net sales)	11.5%	12.5%
(1)    Refer to “Reconciliation of Non-GAAP Financial Measures” below for a reconciliation of Adjusted EBITDA to net income.

Net Sales
Net sales during fiscal 2024 increased $41.9 million, or 0.9%, compared to fiscal 2023 due to sales from the 30 new warehouse-format stores that we opened during the year and growth in Spartan, partially offset by a decrease in comparable store sales of 7.1%. The comparable store sales decline during the period of 7.1%, or $299.1 million, was due to a 4.7% decrease in comparable transactions and a 2.5% decrease in comparable average ticket. We believe the decrease in comparable transactions was largely driven by the impact of lower existing home sales. The decrease in comparable average ticket was primarily due to smaller average project sizes. Non-comparable sales of $341.0 million during the same period were primarily driven by new stores and, to a lesser extent, revenue from Spartan.
We estimate that retail sales during fiscal 2024 were approximately 51% from homeowners and 49% from Pros compared to approximately 55% from homeowners and 45% from Pros during fiscal 2023.
Gross Profit and Gross Margin
Gross profit during fiscal 2024 increased $69.9 million, or 3.8%, compared to fiscal 2023. The increase in gross profit was primarily driven by the 0.9% increase in net sales and an increase in gross margin to 43.3%, up approximately 120 basis points from 42.1% in fiscal 2023. The increase in gross margin was primarily driven by a decrease in supply chain costs.
Selling and Store Operating Expenses
Selling and store operating expenses during fiscal 2024 increased $123.1 million, or 9.9%, compared to fiscal 2023. The increase in selling and store operating expenses was primarily driven by $156.7 million for new stores and $5.6 million at Spartan, partially offset by a decrease of $39.2 million at our comparable stores. As a percentage of net sales, selling and store operating expenses increased by approximately 250 basis points to 30.6% from 28.1% in fiscal 2023. This increase was primarily attributable to deleverage from a decrease in comparable store sales and the addition of new stores.
General and Administrative Expenses
General and administrative expenses during fiscal 2024 increased $13.5 million, or 5.3%, compared to fiscal 2023. Our general and administrative expenses as a percentage of net sales increased by approximately 30 basis points to 6.0% from 5.7% in fiscal 2023. The increase in general and administrative expenses in total and as a percentage of net sales was primarily driven by an increase of $21.3 million in personnel expenses due primarily to incentive compensation and additional staffing costs, partially offset by a legal settlement recovery of $6.8 million.
Pre-Opening Expenses
Pre-opening expenses during fiscal 2024 decreased $1.4 million, or 3.1%, compared to fiscal 2023. The decrease in pre-opening expenses primarily resulted from a decrease in the number of stores that we opened compared to the prior year.
Interest Expense, Net
Net interest expense during fiscal 2024 decreased $7.1 million, or 72.0%, compared to fiscal 2023 primarily due to a decrease in average amounts outstanding under our ABL Facility and higher interest income as a result of higher cash balances.
Income Tax Expense
Income tax expense was $47.5 million in fiscal 2024 compared to $65.6 million in fiscal 2023. The effective tax rate was 18.8% for fiscal 2024 compared to 21.0% for fiscal 2023. The effective tax rate decrease was primarily due to a decrease in state income taxes and an increase in excess tax benefits related to stock-based compensation awards that were partially offset by limitations on deductions for compensation to certain employees under Internal Revenue Code Section 162(m).

Reconciliation of Non-GAAP Financial Measures
EBITDA and Adjusted EBITDA
For the periods presented, the following table reconciles EBITDA and Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP:

	Fiscal Year Ended
in thousands	December 26, 2024	December 28, 2023
Net income	$205,872	$245,980
Depreciation and amortization (a)	230,293	199,856
Interest expense, net	2,773	9,897
Income tax expense	47,531	65,551
EBITDA	486,469	521,284
Stock-based compensation expense (b)	33,695	27,240
Litigation settlement recovery (c)	(6,794)	—
Other (d)	(866)	2,609
Adjusted EBITDA	$512,504	$551,133
(a)    Excludes amortization of deferred financing costs, which is included as part of interest expense, net.
(b)    Non-cash charges related to stock-based compensation programs, which vary from period to period depending on the timing of awards and forfeitures.
(c)    Net proceeds received related to the derivative litigation settlement in fiscal 2024.
(d)    Other adjustments include amounts management does not consider indicative of our core operating performance. Amounts for both fiscal 2024 and fiscal 2023 relate to changes in the fair value of contingent earn-out liabilities.
Liquidity and Capital Resources
Liquidity is provided primarily by cash flows from operations and our $800.0 million ABL Facility. Unrestricted liquidity as of December 26, 2024 was $905.7 million, consisting of $187.7 million in cash and cash equivalents and $718.0 million immediately available for borrowing under the ABL Facility without violating any covenants thereunder. Our liquidity is generally not seasonal.
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
Total capital expenditures in fiscal 2025 are planned to be between approximately $330 million to $400 million and are expected to be funded primarily by cash generated from operations and borrowings under the ABL Facility. Our capital needs may change in the future due to changes in our business, new opportunities that we choose to pursue, or other factors. We currently expect the following for capital expenditures in fiscal 2025:
•invest approximately $200 million to $245 million to open 25 warehouse-format stores and begin construction on stores opening after fiscal 2025;
•invest approximately $20 million to $25 million in new distribution centers near Seattle and Baltimore;
•invest approximately $50 million to $60 million in existing stores and distribution centers; and
•invest approximately $60 million to $70 million in information technology infrastructure, e-commerce, and other store support center initiatives.

Cash Flow Analysis
A summary of our operating, investing, and financing activities is shown in the following table:

	Fiscal Year Ended
in thousands	December 26, 2024	December 28, 2023
Net cash provided by operating activities	$603,155	$803,589
Net cash used in investing activities	(446,826)	(564,966)
Net cash used in financing activities	(3,042)	(214,035)
Net increase in cash and cash equivalents	$153,287	$24,588
Net Cash Provided by Operating Activities
Cash provided by operating activities consists primarily of (i) net income adjusted for non-cash items, including depreciation and amortization, stock-based compensation, deferred income taxes, and changes in the fair values of contingent earn-out liabilities and (ii) changes in working capital.
Net cash provided by operating activities was $603.2 million for fiscal 2024 and $803.6 million for fiscal 2023. The decrease in net cash provided by operating activities was primarily driven by the change in inventory and a decline in cash earnings after adjusting net income for non-cash items, which were partially offset by an increase in trade accounts payable, accrued expenses and other current liabilities, and income taxes.
Net Cash Used in Investing Activities
Investing activities typically consist primarily of capital expenditures for new store openings and existing store remodels, including leasehold improvements, racking, fixtures, vignettes, design centers, and new infrastructure and information systems. Cash payments to acquire businesses are also included in investing activities.
Net cash used in investing activities was $446.8 million for fiscal 2024 and $565.0 million for fiscal 2023. The decrease in net cash used in investing activities was due to a decrease in capital expenditures and cash paid for an acquisition in fiscal 2023. The year-over-year decline in capital expenditures was driven by the timing of construction payable settlements for recently completed stores and a decrease in new stores under construction.
Net Cash Used in Financing Activities
Financing activities consist primarily of borrowings and related repayments under our credit agreements, tax payments related to the vesting or exercise of stock-based compensation awards, proceeds from the exercise of stock options and our employee share purchase program, and payments of contingent earn-out consideration.
Net cash used in financing activities was $3.0 million for fiscal 2024 and $214.0 million for fiscal 2023. The decrease in net cash used in financing activities was primarily driven by a decrease in net ABL Facility repayments.
Our Credit Facilities
As of December 26, 2024, total Term Loan Facility debt was $200.3 million, and no amounts were outstanding under our ABL Facility. For additional information regarding our Term Loan Facility and ABL Facility, including applicable covenants and other details, please refer to Note 10, “Debt” of the notes to the consolidated financial statements included in this Annual Report.
Credit Ratings
Our credit ratings are periodically reviewed by rating agencies. As of December 26, 2024, our Standard & Poor’s issuer credit rating of BB with a stable outlook and Moody’s issuer credit rating of Ba3 with a stable outlook remain unchanged from December 28, 2023. These ratings and our current credit condition affect, among other things, our ability to access new capital. Negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be lowered or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, financial condition, results of operations, and liquidity. In particular, a weakening of our financial condition, including an increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, result in a credit rating downgrade or change in outlook, or otherwise increase our cost of borrowing.

Supply Chain Finance Programs
As part of our ongoing efforts to improve cash flow and liquidity, we facilitate supply chain finance programs through financial intermediaries. Suppliers that participate in a supply chain finance program extend our payment terms by approximately 40 days on average. Amounts due to financial intermediaries for suppliers that elected to participate in a supply chain finance program totaled $167.7 million and $114.0 million as of December 26, 2024 and December 28, 2023, respectively, and are included in trade accounts payable in our Consolidated Balance Sheets. See Note 13, “Supply Chain Finance” of the notes to our consolidated financial statements included in this Annual Report for additional details related to our supply chain finance programs.
Material Cash Requirements, including Contractual Obligations to Third Parties
We enter into long-term obligations and commitments in the normal course of business, primarily non-cancelable operating leases and debt obligations. Our material cash requirements over the next several periods from known contractual or other obligations as of December 26, 2024 are described below.
Operating Leases. We enter into operating leases during the normal course of business. Most lease arrangements provide us with the option to renew the leases at defined terms. The future operating lease obligations would change if we were to exercise these options or enter into additional operating leases. Refer to Note 9, “Commitments and Contingencies” of the notes to our consolidated financial statements included in this Annual Report for a summary of our operating lease obligations as of December 26, 2024.
Debt. Refer to Note 10, “Debt” of the notes to our consolidated financial statements included in this Annual Report for a summary of our long-term debt obligations as of December 26, 2024.
Purchase Obligations. Purchase obligations include agreements to purchase goods or services that are legally binding and non-cancellable. Our purchase obligations primarily relate to certain software and license commitments, advertising programs, and enterprise resource planning system costs. The reported amounts exclude liabilities included in our Consolidated Balance Sheet. As of December 26, 2024, purchase obligations totaled $82.2 million, of which $44.5 million is due within 12 months. We issue inventory purchase orders in the normal course of business, which are typically cancellable by their terms and are excluded from the amounts above.
Performance Guarantees. In the ordinary course of business, we are required to post letters of credit as financial guarantees of our performance. As of December 26, 2024, letters of credit totaled $37.1 million. We do not currently provide cash collateral for outstanding letters of credit. We have negotiated a letter of credit sublimit as part of our ABL Facility. The amount available to be borrowed under our ABL Facility is reduced by the cumulative amount of any outstanding letters of credit.
Off-Balance Sheet Arrangements. For fiscal 2024, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures, or capital resources. We do not have any relationship with unconsolidated entities or financial partnerships for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.
U.S. Tariffs and Global Economy
The current domestic and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy. In particular, the ongoing trade dispute between the U.S. and China has resulted in the U.S. announcing on February 1, 2025, an additional 10% tariff for all products from China, beyond the previous 25% tariff already imposed on the vast majority of the products we import from China. While exclusions from the previous 25% tariff were granted for certain products from China that we sell, nearly all of those exclusions have expired. In fiscal 2024, approximately 18% of the products we sold were produced in China. The current U.S. presidential administration has also indicated the possibility of imposing significantly increased tariffs on imports into the U.S. not only from China but also from other countries. As we continue to manage the impact these tariffs may have on our business, we continue taking steps to mitigate some of these cost increases through negotiating lower costs from our vendors, sourcing from alternative countries, and increasing retail pricing as we deem appropriate. While our efforts have mitigated a substantial portion of the overall effect of increased tariffs to date, the enacted tariffs have increased our inventory costs and associated cost of sales for the remaining products still sourced from China and may impact sales of products sourced from China or other countries if new or higher tariffs are imposed.
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
Management evaluated the development and selection of its critical accounting policies and estimates and believes that the following accounting policies are critical as they involve a higher degree of judgment or complexity and are the most significant to reporting our results of operations and financial position. The following critical accounting policies reflect the significant estimates and judgments used in the preparation of our consolidated financial statements. With respect to critical accounting policies, even a relatively minor variance between actual and expected experience can potentially have a materially favorable or unfavorable impact on subsequent results of operations. All of our significant accounting policies are discussed in Note 1, “Summary of Significant Accounting Policies” of the notes to our audited consolidated financial statements included in this Annual Report.
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
Effect if actual results differ from assumptions. A 10% change in our sales returns reserves and related return asset accruals at December 26, 2024 would have had a net impact of approximately $1.3 million on operating income in fiscal 2024. Sales returns reserves and related return asset accruals over the last few years have fluctuated primarily based on changes in sales levels and, to a lesser extent, changes in customer return rates.
Merchandise Inventories
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
Judgments and uncertainties involved in the estimate. We provide provisions for losses related to shrink and other amounts that are otherwise not expected to be fully recoverable. These provisions are calculated based on historical shrink, selling prices, margins, and current business trends. The estimates have calculations that require management to make assumptions based on the current rate of sales, age, salability and profitability of inventory, historical percentages that can be affected by changes in our merchandising mix, customer preferences, and changes in actual shrink trends.
Effect if actual results differ from assumptions. A 10% change in our inventory valuation and shrink reserves at December 26, 2024 would have affected operating income by approximately $0.7 million in fiscal 2024. Inventory valuation and shrink reserves typically fluctuate in proportion to changes in inventory balances.

Vendor Rebates and Allowances
Description. Vendor allowances consist primarily of volume rebates that are earned as a result of reaching certain inventory purchase levels and advertising allowances or incentives for the promotion of vendors’ products. These vendor allowances are accrued as earned and are estimated based on annual projections. Vendor allowances earned are initially recorded as a reduction to the carrying value of inventory and a subsequent reduction in cost of sales when the related product is sold. Certain incentive allowances that are reimbursements of specific, incremental, and identifiable costs incurred to promote vendors’ products are recorded as an offset against these promotional expenses.
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

Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our Credit Facilities, which have variable interest rates. Based on the $200.3 million total outstanding principal balance of our Credit Facilities as of December 26, 2024, a 1.0% increase in the effective interest rate of this debt would cause an increase in interest expense of approximately $2.0 million over the next twelve months, excluding the impact of our interest rate cap agreement. To lessen our exposure to interest rate risk, we entered into an interest rate cap agreement in January 2024 with a notional value of $150.0 million. The interest rate cap agreement effectively caps SOFR-based interest payments on a portion of the Company’s Term Loan Facility at 5.50% beginning in May 2024 and will continue until the agreement expires in April 2026. We do not anticipate that our outstanding interest rate cap agreement will significantly impact interest expense in the immediate near term as interest rates have decreased to a level below the specified SOFR cap. For additional information related to the Company’s Credit Facilities, refer to Note 10, “Debt” of the notes to the consolidated financial statements included in this Annual Report.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Floor & Decor Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Floor & Decor Holdings, Inc. and subsidiaries (the Company) as of December 26, 2024 and December 28, 2023, the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 26, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 26, 2024 and December 28, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 26, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 26, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2025 expressed an unqualified opinion thereon.
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

Right-of-use assets and lease liabilities

Description of the Matter
As discussed in Notes 1 and 9 to the consolidated financial statements, the Company recognizes right-of-use assets and corresponding lease liabilities for all leases on the balance sheet, excluding short-term leases (leases with terms of 12 months or less) as described under Accounting Standards Codification 842 (“ASC 842”). Because most of the Company’s leases do not provide a determinable implicit rate, the Company used a third party to assist in determining its incremental borrowing rates, which were used to calculate its right-of-use assets and lease liabilities. As of December 26, 2024, the Company’s right-of-use assets were $1,331.2 million and lease liabilities were $1,489.9 million (of which $138.6 million was current and $1,351.3 million was long-term).

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

To test the right-of-use assets and lease liabilities recorded by the Company for new or modified leases entered into during the year ended December 26, 2024, our audit procedures included, among others, evaluating the methodology, the significant assumptions discussed above and underlying data used by the Company. We involved our valuation specialists to assist in evaluating the Company’s methodology to develop the incremental borrowing rates and preparing an independent calculation of the rates, which we compared to management’s estimates.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2011.
Atlanta, Georgia
February 20, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Floor & Decor Holdings, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Floor & Decor Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 26, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Floor & Decor Holdings, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 26, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 26, 2024 and December 28, 2023, the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 26, 2024, and the related notes and our report dated February 20, 2025 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Atlanta, Georgia
February 20, 2025

Floor & Decor Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

in thousands, except for share and per share data	December 26, 2024	December 28, 2023
Assets
Current assets:
Cash and cash equivalents	$187,669	$34,382
Income taxes receivable	21,735	27,870
Receivables, net	101,486	99,513
Inventories, net	1,132,599	1,106,150
Prepaid expenses and other current assets	48,896	48,725
Total current assets	1,492,385	1,316,640
Fixed assets, net	1,786,587	1,629,917
Right-of-use assets	1,331,238	1,282,625
Intangible assets, net	150,203	153,869
Goodwill	257,940	257,940
Deferred income tax assets, net	17,082	14,227
Other assets	15,043	7,332
Total long-term assets	3,558,093	3,345,910
Total assets	$5,050,478	$4,662,550
Liabilities and stockholders’ equity
Current liabilities:
Current portion of term loan	$2,103	$2,103
Current portion of lease liabilities	138,646	126,428
Trade accounts payable	794,855	679,265
Accrued expenses and other current liabilities	295,425	332,940
Deferred revenue	13,163	11,277
Total current liabilities	1,244,192	1,152,013
Term loan	194,527	194,939
Lease liabilities	1,351,282	1,301,754
Deferred income tax liabilities, net	67,832	67,188
Other liabilities	22,487	15,666
Total long-term liabilities	1,636,128	1,579,547
Total liabilities	2,880,320	2,731,560
Commitments and contingencies (Note 9)
Stockholders’ equity
Capital stock:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at December 26, 2024 and December 28, 2023	—	—
Common stock Class A, $0.001 par value; 450,000,000 shares authorized; 107,356,999 shares issued and outstanding at December 26, 2024 and 106,737,532 issued and outstanding at December 28, 2023	107	107
Additional paid-in capital	547,818	513,060
Accumulated other comprehensive income (loss), net	(40)	1,422
Retained earnings	1,622,273	1,416,401
Total stockholders’ equity	2,170,158	1,930,990
Total liabilities and stockholders’ equity	$5,050,478	$4,662,550
See accompanying notes to consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income

	Fiscal Year Ended
in thousands, except for per share data	December 26, 2024	December 28, 2023	December 29, 2022
Net sales	$4,455,770	$4,413,884	$4,264,473
Cost of sales	2,527,519	2,555,536	2,536,757
Gross profit	1,928,251	1,858,348	1,727,716
Operating expenses:
Selling and store operating	1,362,325	1,239,225	1,078,466
General and administrative	266,165	252,713	213,848
Pre-opening	43,585	44,982	38,642
Total operating expenses	1,672,075	1,536,920	1,330,956
Operating income	256,176	321,428	396,760
Interest expense, net	2,773	9,897	11,138
Income before income taxes	253,403	311,531	385,622
Income tax expense	47,531	65,551	87,427
Net income	$205,872	$245,980	$298,195
Change in fair value of hedge instruments, net of tax	(1,462)	(2,915)	3,802
Total comprehensive income	$204,410	$243,065	$301,997
Basic earnings per share	$1.92	$2.31	$2.82
Diluted earnings per share	$1.90	$2.28	$2.78
See accompanying notes to consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common Stock Class A		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
in thousands	Shares	Amount
Balance, December 31, 2021	105,761	$106	$450,332	$535	$872,226	$1,323,199
Stock-based compensation expense	—	—	22,233	—	—	22,233
Exercise of stock options	352	—	7,592	—	—	7,592
Forfeiture of restricted stock awards	(59)	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	59	—	—	—	—	—
Shares issued under employee stock purchase plan	62	—	4,379	—	—	4,379
Common stock redeemed for tax liability	(24)	—	(2,224)	—	—	(2,224)
Other comprehensive gain, net of tax	—	—	—	3,802	—	3,802
Net income	—	—	—	—	298,195	298,195
Balance, December 29, 2022	106,151	$106	$482,312	$4,337	$1,170,421	$1,657,176
Stock-based compensation expense	—	—	27,240	—	—	27,240
Exercise of stock options	491	1	10,959	—	—	10,960
Issuance of common stock upon vesting of restricted stock units	151	—	—	—	—	—
Shares issued under employee stock purchase plan	84	—	5,159	—	—	5,159
Common stock redeemed for tax liability	(139)	—	(12,610)	—	—	(12,610)
Other comprehensive loss, net of tax	—	—	—	(2,915)	—	(2,915)
Net income	—	—	—	—	245,980	245,980
Balance, December 28, 2023	106,738	$107	$513,060	$1,422	$1,416,401	$1,930,990
Stock-based compensation expense	—	—	33,695	—	—	33,695
Exercise of stock options	457	—	10,115	—	—	10,115
Issuance of common stock upon vesting of restricted stock units	226	—	—	—	—	—
Shares issued under employee stock purchase plan	59	—	5,459	—	—	5,459
Common stock redeemed for tax liability	(123)	—	(14,511)	—	—	(14,511)
Other comprehensive loss, net of tax	—	—	—	(1,462)	—	(1,462)
Net income	—	—	—	—	205,872	205,872
Balance, December 26, 2024	107,357	$107	$547,818	$(40)	$1,622,273	$2,170,158
See accompanying notes to consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Fiscal Year Ended
in thousands	December 26, 2024	December 28, 2023	December 29, 2022
Operating activities
Net income	$205,872	$245,980	$298,195
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	232,473	201,869	155,023
Stock-based compensation expense	33,695	27,240	22,233
Loss on asset impairments and disposals, net	2,103	925	20
Deferred income taxes	(1,807)	23,722	2,525
Change in fair value of contingent earn-out liabilities	(866)	2,609	2,529
Interest cap derivative contracts	136	113	114
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(1,973)	1,151	(12,150)
Inventories, net	(26,449)	194,890	(283,438)
Trade accounts payable	122,338	96,985	(84,732)
Accrued expenses and other current liabilities	31,477	7,507	38,716
Income taxes	5,657	(18,413)	(8,865)
Deferred revenue	1,886	1,217	(4,432)
Other, net	(1,387)	17,794	(13,288)
Net cash provided by operating activities	603,155	803,589	112,450
Investing activities
Purchases of fixed assets	(446,826)	(547,613)	(456,600)
Acquisitions, net of cash acquired	—	(17,353)	(3,810)
Proceeds from sales of property	—	—	4,773
Net cash used in investing activities	(446,826)	(564,966)	(455,637)
Financing activities
Payments on term loan	(2,103)	(2,103)	(2,103)
Borrowings on revolving line of credit	258,600	518,900	1,047,100
Payments on revolving line of credit	(258,600)	(729,100)	(836,900)
Payments of contingent earn-out liabilities	(2,002)	(5,241)	(2,571)
Proceeds from exercise of stock options	10,115	10,960	7,592
Proceeds from employee stock purchase plan	5,459	5,159	4,379
Debt issuance costs	—	—	(1,736)
Tax payments for stock-based compensation awards	(14,511)	(12,610)	(2,224)
Net cash (used in) provided by financing activities	(3,042)	(214,035)	213,537
Net increase (decrease) in cash and cash equivalents	153,287	24,588	(129,650)
Cash and cash equivalents, beginning of the period	34,382	9,794	139,444
Cash and cash equivalents, end of the period	$187,669	$34,382	$9,794
Supplemental disclosures of cash flow information
Buildings and equipment acquired under operating leases	$186,937	$201,486	$225,968
Cash paid for interest, net of capitalized interest	$5,830	$9,595	$7,403
Cash paid for income taxes, net of refunds	$42,875	$61,027	$92,923
Fixed assets accrued at the end of the period	$65,188	$135,707	$116,997
See accompanying notes to consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1. Summary of Significant Accounting Policies
Nature of Business
Floor & Decor Holdings, Inc., together with its subsidiaries (the “Company,” “we,” “our,” or “us”) is a high-growth, differentiated, multi-channel specialty retailer of hard surface flooring and related accessories and seller of commercial surfaces. The Company offers a broad in-stock assortment of laminate and vinyl, tile, wood, and natural stone flooring and installation materials and decorative accessories, as well as adjacent categories, at everyday low prices. Our stores appeal to a variety of customers, including professional installers and commercial businesses (“Pro”) and homeowners, which are comprised of do-it-yourself customers (“DIY”) and buy-it-yourself customers, who buy our products for professional installation (“BIY”).
As of December 26, 2024, the Company, through its wholly owned subsidiary, Floor and Decor Outlets of America, Inc. (“Outlets”), operates 251 warehouse-format stores, which average 77,000 square feet, and five small-format standalone design studios in 38 states, as well as four distribution centers, an e-commerce site, FloorandDecor.com, and a commercial surfaces business through its subsidiary, Spartan Surfaces, LLC (“Spartan”). Substantially all of the Company’s operating assets and liabilities are held by Outlets.
Fiscal Year
The Company’s fiscal year is the 52- or 53-week period ending on the Thursday on or preceding December 31st. The fiscal years ended December 26, 2024 (“fiscal 2024”), December 28, 2023 (“fiscal 2023”), and December 29, 2022 (“fiscal 2022”) include 52 weeks. 52-week fiscal years consist of thirteen-week periods in each quarter of the fiscal year. When a 53-week fiscal year occurs, the Company reports the additional week at the end of the fiscal fourth quarter.
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
Receivables
Receivables consist primarily of amounts due from credit card companies, vendor receivables, and commercial credit receivables. The Company typically collects its credit card receivables within three to five business days of the underlying sale to the customer, while commercial credit receivables are typically collected within 40 days after the customer takes possession of the goods. The Company has agreements with a majority of its large merchandise vendors that allow for specified rebates based on purchasing volume. Generally, these agreements are on an annual basis, and the Company collects the majority of rebates earned each quarter subsequent to quarter end. Additionally, the Company has agreements with substantially all vendors that allow for the return of certain damaged or defective merchandise throughout the normal course of business. When inventory is identified to return to a vendor, it is removed from inventory and recorded as a receivable on the Consolidated Balance Sheet, and any variance between capitalized inventory cost associated with the return and the expected vendor reimbursement is expensed in cost of sales in the Consolidated Statements of Operations and Comprehensive Income when the inventory is identified to be returned to the vendor. The Company reserves for estimated uncollected receivables based on historical trends, which historically have been immaterial. The allowance for doubtful accounts was $1.2 million and $0.2 million as of December 26, 2024 and December 28, 2023, respectively.

Credit Program
Credit is offered to the Company’s customers through a proprietary credit card underwritten by third-party financial institutions at no recourse to the Company. The Company also offers limited credit to its commercial clients. The Company’s total credit exposure for receivables not insured by a third party at the end of fiscal 2024 and fiscal 2023 was $11.4 million and $18.3 million, respectively.
Merchandise Inventories
Inventories consist of merchandise held for sale and are stated at the lower of cost or net realizable value. If the net realizable value of inventory falls below its cost, the difference is recorded in cost of sales in the Consolidated Statements of Operations and Comprehensive Income in the period in which it occurs. The Company determines inventory costs using the moving weighted average cost method. The Company capitalizes transportation, duties, and other costs to get product to its retail locations. The Company records reserves for estimated losses related to shrink and other amounts that are otherwise not expected to be fully recoverable. These reserves are calculated based on historical shrink, selling prices, margins, and current business trends. The estimates have calculations that require management to make assumptions based on the current rate of sales, age, salability, and profitability of inventory, historical percentages that can be affected by changes in the Company’s merchandising mix, customer preferences, and changes in actual shrink trends. These reserves totaled $6.8 million and $6.5 million as of December 26, 2024 and December 28, 2023, respectively.
Physical inventory counts and cycle counts are performed on a regular basis in each store and distribution center to ensure that amounts reflected in the accompanying Consolidated Balance Sheets are properly stated. During the period between physical inventory counts in its stores, the Company accrues for estimated losses related to shrink on a store-by-store basis. Shrink is the difference between the recorded amount of inventory and the physical inventory. Shrink may occur due to theft or loss, among other things.
Fixed Assets
Fixed assets consist primarily of furniture, fixtures, and equipment, computer software and hardware, leasehold improvements (including those that are reimbursed by landlords as tenant improvement allowances), buildings and improvements, and land. The Company capitalizes interest on borrowings during the active construction period of certain capital projects. Fixed assets are stated at cost less accumulated depreciation. Depreciation is calculated utilizing the straight-line method over the assets’ estimated useful lives.
Leasehold improvements are amortized using the straight-line method over the shorter of (i) the original term of the lease, (ii) renewal term of the lease if the renewal is reasonably certain or (iii) the useful life of the improvement. The Company’s fixed assets are depreciated using the following estimated useful lives:

Useful Life
Furniture, fixtures, and equipment	2 - 7 years
Computer software and hardware	3 - 7 years
Leasehold improvements	10 - 25 years
Buildings and improvements	10 - 35 years
The cost and related accumulated depreciation of assets sold or otherwise disposed are removed from the accounts, and the related gain or loss is reported in the Consolidated Statements of Operations and Comprehensive Income.
Internal-Use Software Costs
The Company capitalizes certain costs related to the acquisition and development of internal-use software, which are included within fixed assets, net in the Consolidated Balance Sheets. Capitalized internal-use software costs are amortized using the straight-line method over the estimated useful life of the software within selling and store operating expense or general and administrative expense in the Consolidated Statements of Operations and Comprehensive Income. Costs related to internal-use software not meeting the criteria for capitalization are expensed as incurred.

Cloud Computing Arrangements
The Company capitalizes certain costs to implement cloud computing arrangements that are service contracts (“CCA”) hosted by third-party vendors. CCA implementation costs meeting the criteria for capitalization are included within prepaid expenses and other current assets and other assets in the Consolidated Balance Sheets and are amortized using the straight-line method over the expected term of the related contract, which may include reasonably certain renewals. Amortization expense for capitalized implementation costs is presented in the Consolidated Statements of Operations and Comprehensive Income based on where the hosting fees for the related service contract are recognized, which is either selling and store operating expense or general and administrative expense.
Goodwill and Other Indefinite-lived Intangible Assets
Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Company does not amortize goodwill and other intangible assets with indefinite lives resulting from business combinations but, in accordance with ASC 350, Intangibles—Goodwill and Other, does assess the recoverability of goodwill annually in the fourth quarter of each fiscal year, or more often if events occur or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Such circumstances could include, but are not limited to, a significant adverse change in customer demand or business climate or an adverse action or assessment by a regulator. Each year, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to complete quantitative impairment assessments. The Company has two reporting units, which are Floor & Decor Retail (“Retail”) and Spartan.
Impairment Assessment of Goodwill and Other Indefinite-lived Intangible Assets
The Company tests goodwill and its trade names, which are indefinite-lived intangible assets, for impairment annually in the fourth quarter of each fiscal year, or more often if events occur or changes in circumstances indicate that the carrying amount of goodwill or indefinite-lived intangible assets may not be recoverable. The Company has the option to assess the value of its goodwill and other indefinite-lived intangible assets under either a qualitative or quantitative approach. Under a qualitative approach, the Company evaluates various market and other factors to determine whether it is more likely than not that the Company’s goodwill or other indefinite-lived intangible assets have been impaired. In performing the qualitative assessment, the Company considers the carrying value of each reporting unit compared to its fair value as well as events and changes in circumstances that could include, but are not limited to, a significant adverse change in customer demand or business climate, an adverse action or assessment by a regulator, and significant adverse changes in the price of the Company’s common stock. If such qualitative assessment indicates that impairment may have occurred, an additional quantitative assessment is performed by comparing the carrying value of the assets to their respective estimated fair values. If the recorded carrying value of goodwill or an other indefinite-lived intangible asset exceeds its estimated fair value, an impairment charge is recorded to write the asset down to its estimated fair value.
During the fourth quarter of fiscal 2024, the Company qualitatively assessed whether it was more likely than not that the goodwill and indefinite-lived intangible assets were impaired. Based on these assessments, the Company determined it was more likely than not that its goodwill and other indefinite-lived intangible assets were not impaired as of October 25, 2024. No events or changes in circumstances have occurred since the date of the Company’s most recent annual impairment assessment that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
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
Insurance Reserves
The Company maintains insurance coverage with individual and aggregate limits for workers’ compensation and general liability claims above certain dollar amounts and is responsible for costs below these limits. The Company’s liabilities represent estimates of the ultimate cost for claims incurred, including loss adjusting expenses, as of the balance sheet date. The estimated liabilities are not discounted and are established based upon analysis of historical data, actuarial estimates, regulatory requirements, an estimate of claims incurred but not yet reported, and other relevant factors. Management utilizes independent third-party actuarial studies to help assess the liability on a regular basis.
Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.
Asset Retirement Obligations
An asset retirement obligation (“ARO”) represents a legal obligation associated with the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development, or normal operation of that long-lived asset. The Company’s AROs are primarily associated with leasehold improvements that, at the end of a lease, the Company is contractually obligated to remove in order to comply with certain lease agreements. The ARO is recorded in other liabilities on the Consolidated Balance Sheets and will be subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over its useful life.
Changes in (i) inflation rates and (ii) the estimated costs, timing, and extent of future store closure activities each result in (a) a current adjustment to the recorded liability and related asset and (b) a change in the liability and asset amounts to be recorded prospectively. Any changes related to the assets are then recognized in accordance with the Company’s depreciation policy, which would generally result in depreciation expense being recognized prospectively over the shorter of the remaining lease term or estimated useful life.
As of December 26, 2024 and December 28, 2023, ARO assets included in fixed assets, net were $13.6 million and $5.8 million, respectively, and ARO liabilities included in other long-term liabilities were $18.5 million and $8.9 million, respectively.

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
Derivative Financial Instruments
Changes in interest rates impact the Company’s results of operations. In an effort to manage exposure to this risk, the Company enters into derivative contracts and may adjust its derivative portfolio as market conditions change. Derivative contracts are recognized at fair value on the Consolidated Balance Sheets. Unrealized changes in the fair value of hedged derivative instruments are recorded in accumulated other comprehensive income (loss) (“AOCI”) within the stockholders’ equity section of the Consolidated Balance Sheets.
The effective portion of the gain or loss on effective cash flow hedges is reported as a component of AOCI and reclassified into earnings in the same period in which the hedged transaction affects earnings. To the extent that hedges are not highly effective, the ineffective portion of the hedge is immediately recognized in earnings. The Company performs an assessment of the effectiveness of its derivative contracts designated as hedges, including assessing the possibility of counterparty default. If it is determined that a derivative is no longer expected to be highly effective, hedge accounting is discontinued prospectively, and subsequent changes in the fair value of the hedge are recognized in earnings. See Note 8, “Derivatives and Risk Management” for additional information.
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
Revenue Recognition
In accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”), revenue and cost of sales are recognized when the related performance obligations in contracts with customers are settled. Performance obligations for the Company’s retail store sales, as well as for orders placed through its website and shipped to customers, are satisfied at the point at which the customer obtains control of the inventory, which is typically at the point-of-sale. In some cases, merchandise is not physically ready for transfer to the customer at the point-of-sale, and revenue recognition is deferred until the customer has control of the inventory. Shipping and handling activities are accounted for as activities to fulfill the promise to transfer goods rather than as separate performance obligations as outlined within ASC 606. Payment is generally due from the customer immediately at the point-of-sale for both retail store sales and website sales. The nature of the goods offered primarily includes hard surface flooring and related accessories. The Company does not perform installation services, and free design services are offered in-store. The transaction price recognized in revenue represents the selling price of the products offered. Sales taxes collected are not recognized as revenue as these amounts are ultimately remitted to the appropriate taxing authorities.

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
Gift Cards and Merchandise Credits
The Company sells gift cards to customers through its stores and website and also issues merchandise credits in its stores. Gift cards and merchandise credits are accounted for by recognizing a liability at the time the gift card is sold or the merchandise credit is issued. The liability is relieved and revenue is recognized upon redemption. We recognize breakage revenue that is not subject to escheatment based on historical redemption patterns for the portion of gift card values that are not expected to be redeemed. Accordingly, in fiscal years 2024, 2023, and 2022, the Company recognized gift card breakage income related to unredeemed gift cards of $7.7 million, $5.1 million, and $3.7 million, respectively, within net sales in the Consolidated Statements of Operations and Comprehensive Income.
Loyalty Program
Our Pro Premier loyalty program allows customers to earn points through purchases in our stores and our website. The Company allocates the transaction price between the goods and services sold and the loyalty points earned based on their relative standalone selling prices, which takes into account the portion of loyalty points expected to be redeemed. Eligible transactions typically earn loyalty points at a rate of one percent of the merchandise selling price. However, our high-volume customers may earn loyalty points at a rate of three percent. These points are recognized as a liability at the time of sale and are only redeemable for goods and services fulfilled by third parties. Breakage for loyalty point rewards is estimated based on historical customer redemption patterns and may change in the future as the program matures.
Sales Returns and Allowances
The Company accrues for estimated sales returns based on historical results. The allowance for sales returns at December 26, 2024 and December 28, 2023, was $28.4 million and $27.4 million, respectively.
Cost of Sales
Cost of sales consists of merchandise costs as well as freight, duty, and other costs to transport inventory to the Company’s distribution centers and stores. Cost of sales also includes costs for shrink, damaged product disposals, distribution, warehousing, sourcing, compliance, and arranging and paying for freight to deliver products to customers. The Company receives cash consideration from certain vendors related to vendor allowances and volume rebates, which is recorded as a reduction to the carrying value of inventory if the inventory is on hand and a reduction to cost of sales when the inventory is sold.
Vendor Rebates and Allowances
Vendor allowances consist primarily of volume rebates that are earned as a result of attaining certain inventory purchase levels and advertising allowances or incentives for the promotion of vendors’ products. These vendor allowances are accrued as earned and are estimated based on annual projections.
Vendor allowances are recorded as a reduction to the carrying value of inventory when earned and subsequently reduce cost of sales when the related product is sold. Certain incentive allowances that are reimbursements of specific, incremental, and identifiable costs incurred to promote vendors’ products are recorded as an offset against these promotional expenses.
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

Advertising Expenses
The Company expenses advertising costs as the advertising takes place. Advertising costs incurred during the fiscal years ended December 26, 2024, December 28, 2023, and December 29, 2022 were $108.2 million, $112.1 million, and $104.3 million, respectively, and are included in selling and store operating expenses and pre-opening expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income.
Pre-Opening Expenses
The Company accounts for non-capital operating expenditures incurred prior to opening a new store as pre-opening expenses in its Consolidated Statements of Operations and Comprehensive Income. The Company’s pre-opening expenses begin on average three months to one year in advance of a store opening or relocating due to, among other things, the amount of time it takes to prepare a store for its grand opening. Pre-opening expenses primarily include rent, advertising, recruiting, training, utilities, personnel, and equipment rental. A store is considered to be relocated if it is closed temporarily and re-opened within the same primary trade area.
Stock-Based Compensation
The Company accounts for stock-based compensation, including employee stock options, restricted stock awards, restricted stock units, and employee stock purchase plans, in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”), which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation, net of forfeitures, over the requisite service period for awards expected to vest. As necessary, the Company obtains independent third-party valuation studies to assist with determining the grant date fair value of employee stock awards. Stock-based compensation cost is recognized as expense over the requisite service period based on the number of years for which the requisite service is expected to be rendered. Refer to Note 11, “Stockholders’ Equity” for additional details related to the Company’s stock-based compensation awards.
Income Taxes
The Company accounts for income taxes under the liability method in accordance with ASC 740, Income Taxes (“ASC 740”), which requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and tax basis of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Changes in tax laws and rates could affect recorded deferred tax assets and liabilities in the future. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in the period that includes the enactment date of such a change.
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
Recently Adopted Accounting Pronouncements
Segment Reporting. In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU expands disclosure of reportable segments by requiring more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how the chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. In fiscal 2024, the Company adopted ASU 2023-07 on a retrospective basis. The adoption did not have a material impact on the Company’s financial position, results of operations, or cash flows as the standard only impacts financial statement footnote disclosures. For additional information, refer to Note 14, “Segment Reporting.”

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
Supplier Finance Programs. In September 2022, the FASB issued ASU No. 2022-04, “Liabilities - Supplier Finance Programs (Subtopic 405-50).” The ASU requires disclosure of the key terms of outstanding supply chain finance programs and a rollforward of the related amounts due to vendors participating in these programs. In the first quarter of fiscal 2023, the Company adopted the portion of the ASU 2022-04 guidance requiring disclosure of key terms of supply chain finance programs. In fiscal 2024, the Company adopted the portion of the ASU 2022-04 guidance requiring a rollforward of activity within supply chain finance programs on a prospective basis. The adoption did not have a material impact on the Company’s financial position, results of operations, or cash flows as the standard only impacts financial statement footnote disclosures. For additional information, refer to Note 13, “Supply Chain Finance.”
Recently Issued Accounting Pronouncements
Disaggregation of Income Statement Expenses. In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40).” ASU 2024-03 improves disclosures about expenses by requiring disaggregated disclosure, in the notes to the financial statements, of relevant expense captions within the income statement. The guidance in ASU No. 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, and can be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2024-03 on the Company’s consolidated financial statements and related disclosures.
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
Income Taxes. In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740).” The amendments in this ASU improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. Additionally, this ASU improves the effectiveness and comparability of disclosures by adding disclosures of pretax income (or loss) and income tax expense (or benefit) to be consistent with SEC Regulation S-X §210.4-08(h) and by removing disclosures that no longer are considered cost beneficial or relevant. This guidance in ASU No. 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption of the standard is permitted. The adoption of ASU 2023-09 is not expected to have a material impact on the Company’s consolidated financial statements or related disclosures.
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
Contract liabilities within the Consolidated Balance Sheets as of December 26, 2024 and December 28, 2023 primarily consisted of deferred revenue as well as unredeemed gift cards in accrued expenses and other current liabilities. As of December 26, 2024, contract liabilities totaled $20.2 million and included $13.2 million of deferred revenue and $7.0 million of unredeemed gift cards. As of December 28, 2023, contract liabilities totaled $24.0 million and included $11.3 million of deferred revenue and $12.7 million of unredeemed gift cards. Of the contract liabilities outstanding as of December 28, 2023, approximately $18.5 million was recognized in revenue during fiscal 2024.
Disaggregated Revenue
The Company has one reportable segment. The following table presents the net sales of each major product category for each of the last three fiscal years (dollars in thousands):

	Fiscal Year Ended
	December 26, 2024		December 28, 2023		December 29, 2022
Product Category	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Laminate and vinyl	$1,083,694	24%	$1,153,476	26%	$1,184,636	28%
Tile	1,027,385	23	1,033,830	23	963,999	23
Installation materials and tools	909,817	21	828,601	19	713,127	17
Decorative accessories and wall tile	758,304	17	743,571	17	744,888	17
Wood	275,634	6	258,359	6	274,528	6
Natural stone	204,968	5	208,286	5	212,167	5
Adjacent categories	103,797	2	83,525	2	69,820	2
Other (1)	92,171	2	104,236	2	101,308	2
Total	$4,455,770	100%	$4,413,884	100%	$4,264,473	100%
(1)Other includes delivery, sample, and other product revenue and adjustments for deferred revenue, sales returns reserves, and other revenue related adjustments that are not allocated on a product-category basis.
3. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of December 26, 2024 and December 28, 2023 consisted of the following:

in thousands	December 26, 2024	December 28, 2023
Loyalty program liability	$54,404	$45,645
Accrued construction in progress	43,237	102,163
Wages and payroll taxes payable	31,899	28,762
Accrued incentive compensation	31,844	22,417
Sales returns and allowances	28,366	27,406
Sales taxes payable	25,288	24,064
Insurance reserves	25,222	21,650
Unredeemed gift cards	6,973	12,668
Other	48,192	48,165
Accrued expenses and other current liabilities	$295,425	$332,940

4. Fixed Assets
Fixed assets as of December 26, 2024 and December 28, 2023 consisted of the following:

in thousands	December 26, 2024	December 28, 2023
Leasehold improvements	$892,485	$758,462
Buildings and improvements (1)	718,234	567,926
Furniture, fixtures, and equipment	462,882	451,142
Computer software and hardware	241,870	209,199
Land	123,381	97,361
Construction in process	115,471	168,198
Fixed assets, at cost	2,554,323	2,252,288
Less: accumulated depreciation and amortization	767,736	622,371
Fixed assets, net	$1,786,587	$1,629,917
(1)    Represents buildings and improvements on land that the Company owns as well as on land that the Company is leasing through ground leases.
Depreciation and amortization on fixed assets for the fiscal years ended December 26, 2024, December 28, 2023, and December 29, 2022 was $225.9 million, $195.8 million, and $149.6 million, respectively.
5. Intangible Assets
Goodwill and changes in the carrying amount of goodwill are as follows for the periods presented:

in thousands	December 26, 2024	December 28, 2023
Goodwill, balance at beginning of year	$257,940	$255,473
Acquisition (1)	—	2,467
Goodwill, balance at end of year	$257,940	$257,940
(1)    Reflects goodwill related to the Salesmaster Associates (“Salesmaster”) acquisition completed in fiscal 2023. See Note 15, “Acquisitions” for additional details.
The gross carrying amount and accumulated amortization of other intangible assets as of December 26, 2024 and December 28, 2023 are as follows:

	December 26, 2024			December 28, 2023
in thousands	Gross carrying amount	Accumulated amortization	Net carrying value	Gross carrying amount (1)	Accumulated amortization	Net carrying value
Amortizable intangible assets:
Customer relationships	$43,216	$(11,747)	$31,469	$43,216	$(8,147)	$35,069
Non-compete agreement	300	(235)	65	300	(169)	131
Total amortizable intangible assets	43,516	(11,982)	31,534	43,516	(8,316)	35,200
Indefinite-lived intangible assets:
Trade names	118,669	—	118,669	118,669	—	118,669
Total intangible assets	$162,185	$(11,982)	$150,203	$162,185	$(8,316)	$153,869
(1)    Refer to Note 15, “Acquisitions” for details related to intangible assets acquired during fiscal 2023.
Customer relationships and the non-compete agreement are amortized over their useful lives of 12 years and five years, respectively. Amortization expense related to amortizable intangible assets was $3.7 million, $3.5 million, and $3.1 million for the fiscal years ended December 26, 2024, December 28, 2023, and December 29, 2022, respectively, and was included within general and administrative expenses on the Company’s Consolidated Statements of Operations and Comprehensive Income.

As of December 26, 2024, the estimated aggregate future amortizable expense related to other intangible assets is as follows:

in thousands	Amount
2025	$3,667
2026	3,601
2027	3,601
2028	3,601
2029	3,601
Thereafter	13,463
Total	$31,534
6. Income Taxes
The components of income tax expense are as follows:

	Fiscal Year Ended
in thousands	December 26, 2024	December 28, 2023	December 29, 2022
Current expense:
Federal	$40,764	$29,737	$73,463
State	8,574	12,092	16,489
Total current expense	49,338	41,829	89,952
Deferred expense (benefit):
Federal	1,024	24,792	(78)
State	(2,831)	(1,070)	(2,447)
Total deferred (benefit) expense	(1,807)	23,722	(2,525)
Income tax expense	$47,531	$65,551	$87,427
The following is a summary of the differences between the total income tax expense as shown on the financial statements and the income tax expense that would result from applying the federal statutory tax rate of 21% for the fiscal years ended December 26, 2024, December 28, 2023, and December 29, 2022 to income before income taxes:

	Fiscal Year Ended
in thousands	December 26, 2024	December 28, 2023	December 29, 2022
Computed “expected” income tax expense at statutory rate	$53,215	$65,421	$80,984
State income taxes, net of federal income tax benefit (1)	4,538	8,824	11,744
Permanent differences:
Excess tax benefit related to stock-based compensation awards	(10,769)	(8,748)	(3,762)
Other	3,013	1,714	874
Total permanent differences	(7,756)	(7,034)	(2,888)
Provision to return	(1,005)	578	183
Federal tax credits	(2,277)	(2,019)	(1,535)
Uncertain tax positions	810	—	(848)
Other, net	6	(219)	(213)
Income tax expense	$47,531	$65,551	$87,427
(1)     Includes state excess tax benefits related to stock-based compensation awards for fiscal years 2024, 2023, and 2022 of $2.1 million, $1.8 million, and $0.8 million, respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and (liabilities) are presented below:

	Fiscal Year Ended
in thousands	December 26, 2024	December 28, 2023
Deferred tax assets:
Lease liabilities	$375,909	$362,958
Accruals not currently deductible for tax purposes	24,011	20,072
Inventories	11,552	10,596
Other intangibles	8,292	6,289
Stock-based compensation	7,559	10,039
Gift card liability	1,682	3,109
Other	1,853	2,918
Total deferred tax assets	430,858	415,981
Deferred tax liabilities:
Right-of-use assets	(332,596)	(322,033)
Fixed assets	(116,400)	(113,130)
Intangible assets	(27,358)	(27,493)
Other	(5,254)	(6,286)
Total deferred tax liabilities	(481,608)	(468,942)
Net deferred tax liabilities	$(50,750)	$(52,961)
The Company utilized no tax-effected state net operating losses in fiscal years 2024 and 2023. As of December 26, 2024, approximately $1.0 million of tax-effected state net operating losses were available to reduce future income taxes. The state net operating losses expire in various amounts beginning in fiscal 2033.
In assessing the realization of deferred tax assets, including net operating losses, management considered whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in prior carryback periods, future reversals of existing taxable temporary differences, tax planning strategies, and future taxable income exclusive of reversing temporary differences and carryforwards in making this assessment, and accordingly, has concluded that no valuation allowance is necessary as of December 26, 2024 or December 28, 2023.
The Company files income tax returns with the U.S. Federal government and various state jurisdictions. Prior tax years beginning in fiscal year 2021 remain open to examination by the Internal Revenue Service. Foreign, state, and local income tax returns are generally subject to examination for a period of three to five years after filing of the respective returns.
The following is a reconciliation of the beginning and ending balance of unrecognized tax benefits for the periods presented:

	Fiscal Year Ended
in thousands	December 26, 2024	December 28, 2023	December 29, 2022
Unrecognized tax benefits balance at beginning of fiscal year	$—	$—	$1,073
Additions based on tax positions related to the current year	334	—	—
Additions for tax positions of prior years	476	—	—
Reductions for tax positions of prior years	—	—	(1,073)
Unrecognized tax benefits balance at end of fiscal year	$810	$—	$—
As of December 26, 2024, there were $0.8 million of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate, while there were no such unrecognized tax benefits as of December 28, 2023. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits in income tax expense. The Company did not recognize interest expense related to unrecognized tax benefits during fiscal years 2024, 2023, or 2022.

7. Fair Value Measurements
As of December 26, 2024 and December 28, 2023, the Company had certain financial assets and liabilities on its Consolidated Balance Sheets that were required to be measured at fair value on a recurring or non-recurring basis. The estimated fair values of financial assets and liabilities such as cash and cash equivalents, receivables, prepaid expenses and other current assets, other assets, accounts payable, and accrued expenses and other current liabilities approximate their respective carrying values as reported within the Consolidated Balance Sheets. Refer to Note 1, “Summary of Significant Accounting Policies” and Note 15, “Acquisitions” for a discussion of the valuation of goodwill and intangible assets, respectively. See Note 10, “Debt” for discussion of the fair value of the Company’s debt.
Recurring Fair Value Measurements
As of December 26, 2024, the Company’s contingent earn-out liabilities had an aggregate estimated fair value of $4.5 million, of which $3.4 million is included in accrued expenses and other current liabilities and $1.1 million is included in other liabilities within the Consolidated Balance Sheets. The contingent earn-out liabilities are classified as Level 3 within the fair value hierarchy due to the use of unobservable inputs that are significant to their respective valuations. For the fiscal year ended December 26, 2024, $0.9 million was recognized as a benefit in general and administrative expense within the Consolidated Statements of Operations and Comprehensive Income due to a net decrease in the fair value of the contingent earn-out liabilities. The table below summarizes changes in contingent earn-out liabilities during the fiscal year ended December 26, 2024:

in thousands	Contingent Earn-out Liabilities
Balance at December 28, 2023	$11,137
Fair value adjustments	(866)
Payments	(5,769)
Balance at December 26, 2024	$4,502
In fiscal 2024, the Company adjusted the fair value of the contingent earn-out liabilities based on actual performance relative to performance period targets for fiscal 2024. The earn-outs related to the fiscal 2024 performance period will be paid in the first quarter of fiscal 2025. The fair value of the remaining contingent earn-out liability related to Salesmaster was determined using an internal model which included significant unobservable inputs related to projected revenue and gross margin. Payout of the remaining contingent consideration is subject to the achievement of certain annual gross margin and gross profit targets in fiscal 2025.
Interest Rate Cap Contracts
The Company has outstanding interest rate cap contracts that were valued primarily using Level 2 inputs based on data readily observable in public markets. The Company’s interest rate cap contracts were negotiated with counterparties without going through a public exchange. Accordingly, the Company’s fair value assessments for these derivative contracts gave consideration to the risk of counterparty default as well as the Company’s own credit risk. For the fiscal years ended December 26, 2024 and December 28, 2023, the change in fair value of the Company’s interest rate cap contracts was approximately $1.5 million and $2.9 million, respectively, which is presented on the Consolidated Statements of Operations and Comprehensive Income net of tax of $0.4 million and $1.0 million, respectively.
Non-recurring Fair Value Measurements
Except for the acquisition-related fair value measurements described in Note 15, “Acquisitions,” there were no assets or liabilities as of December 26, 2024 or December 28, 2023 that resulted from fair value measurements made on a non-recurring basis.
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

Derivative Position as of December 26, 2024:

in thousands	Notional Balance		Final Maturity Date	Other Current Assets	Other Assets	AOCI, Net of Tax
Designated as cash flow hedge:
Interest rate cap	$150,000	U.S. dollars	April 2026	$11	$42	$(40)
Derivative Position as of December 28, 2023:

in thousands	Notional Balance		Final Maturity Date	Other Current Assets	Other Assets	AOCI, Net of Tax
Designated as cash flow hedges:
Interest rate cap	$75,000	U.S. dollars	April 2024	$909	$—	$711
Interest rate cap	$75,000	U.S. dollars	April 2024	$910	$—	$711
Designated Hedge Gains
Gains related to designated hedge contracts are as follows:

	Effective Portion Reclassified From AOCI to Earnings			Effective Portion Recognized in Other Comprehensive Income
	Fiscal Year Ended			Fiscal Year Ended
in thousands	December 26, 2024	December 28, 2023	December 29, 2022	December 26, 2024	December 28, 2023	December 29, 2022
Interest rate caps (cash flow hedges)	$1,877	$5,069	$914	$415	$2,154	$4,716
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
9. Commitments and Contingencies
Lease Commitments
The Company accounts for leases in accordance with ASC 842. The majority of the Company’s long-term operating lease agreements are for its retail locations, distribution centers, and corporate office, which expire in various years through 2055. Most of these agreements are retail leases wherein both the land and building are leased. The Company also has ground leases in which only the land is leased. The initial lease terms for the Company’s retail locations, distribution centers, and corporate office typically range from 10-20 years. The majority of the Company’s leases also include options to extend, which are factored into the recognition of their respective assets and liabilities when appropriate based on management’s assessment of the probability that the options will be exercised. Lease payments used in measurement of the lease liability typically do not include executory costs, such as taxes, insurance, and maintenance, unless those costs can be reasonably estimated at lease commencement. Additionally, one building lease contains variable lease payments, which are determined based on a percentage of retail sales over a contractual level, and the Company subleases real estate within one of its distribution centers to a third party. Certain of the lease agreements include escalating rents over the lease terms, which, under ASC 842, results in rent being expensed on a straight-line basis over the life of the lease that commences on the date the Company has the right to control the property. The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants that would reasonably be expected to have a material impact on the business.

When readily determinable, the rate implicit in the lease is used to discount lease payments to present value; however, substantially all of the Company’s leases do not provide a readily determinable implicit rate. If the rate implicit in the lease is not readily determinable, the Company uses a third party to assist in the determination of a secured incremental borrowing rate, determined on a collateralized basis, to discount lease payments based on information available at lease commencement. The secured incremental borrowing rate is estimated based on yields obtained from Bloomberg for U.S. consumers with a BB credit rating and is adjusted for collateralization as well as inflation. As of December 26, 2024 and December 28, 2023, the Company’s weighted average discount rate was 5.8% and 5.7%, respectively. As of both December 26, 2024 and December 28, 2023, the weighted average remaining lease term of the Company’s leases was approximately 12 years.
Lease Costs
The table below presents components of lease expense for operating leases.

		Fiscal Year Ended
in thousands	Classification	December 26, 2024	December 28, 2023	December 29, 2022
Fixed operating lease cost:	Selling and store operating	$178,343	$157,106	$139,603
	Cost of sales	25,955	24,058	25,465
	Pre-opening	13,679	15,171	9,971
	General and administrative	4,119	4,161	4,622
Total fixed operating lease cost		$222,096	$200,496	$179,661

Variable lease cost (1):	Selling and store operating	$69,785	$57,527	$49,605
	Cost of sales	4,184	4,009	3,894
	Pre-opening	674	976	666
	General and administrative	2,024	1,420	787
Total variable lease cost		$76,667	$63,932	$54,952

Sublease income	Cost of sales	(2,758)	(2,722)	(2,722)

Total operating lease cost (2)		$296,005	$261,706	$231,891
(1)Includes variable costs for common area maintenance, property taxes, and insurance on leased real estate.
(2)Excludes short-term lease costs, which were immaterial for the fiscal years ended December 26, 2024, December 28, 2023, and December 29, 2022.

Undiscounted Cash Flows
Future minimum lease payments under non-cancelable operating leases as of December 26, 2024 were as follows:

in thousands	Amount
2025	$220,563
2026	215,662
2027	204,385
2028	183,446
2029	170,959
Thereafter	1,156,957
Total minimum lease payments (1) (2)	2,151,972
Less: amount of lease payments representing interest	662,044
Present value of future minimum lease payments	1,489,928
Less: current obligations under leases	138,646
Long-term lease obligations	$1,351,282
(1)Future lease payments exclude approximately $444.9 million of legally binding minimum lease payments for operating leases signed but not yet commenced.
(2)Operating lease payments include $261.5 million related to options to extend lease terms that are reasonably certain of being exercised.
For the fiscal years ended December 26, 2024, December 28, 2023, and December 29, 2022, cash paid for amounts included in the measurement of operating lease liabilities was $213.6 million, $194.0 million, and $178.0 million, respectively.
Litigation
On November 15, 2021, the Company was added as a defendant in a wrongful death lawsuit, Nguyen v. Inspections Now, Inc., No. 21-DCV-287142, pending in the 434th Judicial District Court of Fort Bend County, Texas. Bestview International Company (“Bestview International”) is also named as a defendant in the case; former defendants Inspections Now, Inc., Jason Post Homes, LLC and Bestview (Fuzhou) Import & Export Co. LTD have been dismissed. Plaintiff’s petition alleges that “wood paneling” allegedly purchased from the Company was installed in the vicinity of plaintiff’s fireplace and caught fire while the fireplace was lit. The fire consumed plaintiff’s home and resulted in injuries to plaintiff and another occupant and the death of plaintiff’s three children and mother. Plaintiff alleges product defect and failure to warn claims against the Company and product defect, failure to warn, and strict liability claims against Bestview International. Plaintiff’s petition seeks damages in excess of $1.0 million for property damage, personal injury, and wrongful death. The petition also seeks exemplary damages. Plaintiff’s ex-husband, brother, and the additional occupant have since intervened as plaintiffs in the lawsuit. Intervenors allege the same claims against the Company and Bestview International and collectively seek damages in excess of $11.0 million for property damage, personal injury (as to the other occupant), wrongful death, and exemplary damages. The Company has answered all petitions, denying the allegations. The case is currently set for trial in the third quarter of fiscal 2025.
The Company maintains insurance that may cover any liability arising out of the above-referenced litigation up to the policy limits and subject to meeting certain deductibles and to other terms and conditions thereof. Estimating an amount or range of possible losses resulting from litigation proceedings is inherently difficult, particularly where the matters involve indeterminate claims for monetary damages and are in the stages of the proceedings where key factual and legal issues have not been resolved. For these reasons, the Company is currently unable to predict the ultimate timing or outcome of or reasonably estimate the possible losses or a range of possible losses that may result from the above-referenced litigation.

On June 18, 2020, an alleged stockholder filed a putative derivative complaint, Lincolnshire Police Pension Fund v. Taylor, et al., No. 2020-0487-JTL, in the Delaware Court of Chancery, purportedly on behalf of the Company against certain of the Company’s officers, directors, and stockholders. The complaint, as amended, alleged breaches of fiduciary duties and unjust enrichment. The factual allegations underlying these claims are similar to the factual allegations made in the previously dismissed In re Floor & Decor Holdings, Inc. Securities Litigation, as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The complaint sought unspecified damages and restitution for the Company from the individual defendants and the payment of costs and attorneys’ fees. On September 17, 2024, the defendants entered into a Stipulation of Compromise and Settlement (the “Stipulation”) with the plaintiffs setting forth the terms and conditions of a proposed settlement. The Stipulation provides, among other things, for a full release of the claims that the plaintiffs or any other Company stockholder asserted or could have asserted in the litigation against any of the defendants in exchange for (1) an $8.0 million payment to the Company, net of payment of the fees and expenses of plaintiffs’ counsel, and (2) the Company’s agreement to implement and/or maintain certain corporate governance measures. The settlement was approved by the Court on December 23, 2024, resulting in the dismissal with prejudice of this litigation.
A net recovery of $6.8 million was recorded by the Company in the fourth quarter of fiscal 2024 and included as a reduction of general and administrative expenses on the Company’s Consolidated Statements of Operations and Comprehensive Income. The recovery primarily consists of insurance proceeds, net of plaintiffs’ counsel fees and expenses. As of December 26, 2024, the Company’s Consolidated Balance Sheet included $7.8 million in receivables, net and $1.2 million in trade accounts payable related to the settlement agreement.
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
10. Debt
The following table summarizes the Company’s long-term debt as of December 26, 2024 and December 28, 2023:

in thousands	Maturity Date	Interest Rate Per Annum at December 26, 2024		December 26, 2024	December 28, 2023
Credit Facilities:
Term Loan Facility (1)	February 14, 2027	6.57%	Variable	$200,293	$202,396
Asset-based Loan Facility (“ABL Facility”)	August 4, 2027	5.59%	Variable	—	—
Total secured debt at par value				200,293	202,396
Less: current maturities				2,103	2,103
Long-term debt maturities				198,190	200,293
Less: unamortized discount and debt issuance costs				3,663	5,354
Total long-term debt				$194,527	$194,939
(1)The applicable interest rate for the Term Loan Facility as presented herein does not include the effect of the interest rate cap agreement, which caps Secured Overnight Financing Rate (“SOFR”) based interest payments for $150.0 million of the Term Loan Facility at 5.50%. Refer to Note 8, “Derivatives and Risk Management” for additional details related to the Company’s interest rate cap agreement.
The following table summarizes scheduled maturities of the Company’s debt as of December 26, 2024:

in thousands	Amount
2025	$2,103
2026	2,629
2027	195,561
Total minimum debt payments	$200,293

Components of interest expense are as follows for the periods presented:

	Fiscal Year Ended
in thousands	December 26, 2024	December 28, 2023	December 29, 2022
Total interest expense, net of interest income (1)	$11,816	$16,905	$14,942
Less: interest capitalized	9,043	7,008	3,804
Interest expense, net	$2,773	$9,897	$11,138
(1)Total interest expense, net of interest income includes interest income related to the Company’s interest rate cap agreements totaling $1.9 million, $5.1 million, and $0.9 million during fiscal years 2024, 2023, and 2022, respectively. Refer to Note 8, “Derivatives and Risk Management” for additional details related to the Company’s interest rate cap agreements.
Term Loan Facility
The Term Loan Facility bears interest at a rate equal to either (a) a base rate determined by reference to the highest of (1) the “Prime Rate,” (2) the U.S. federal funds rate plus 0.5% and (3) the one-month Term SOFR plus 1.0%, or (b) Adjusted Term SOFR, plus, in each case, the Applicable Margin (each term as defined in the Term Loan Facility credit agreement). The Applicable Margin for base rate loans will be between 1.00% and 1.25%, and the Applicable Margin for SOFR loans will be between 2.00% and 2.25% (subject to a floor of 0.00%), in each case, if the Company exceeds certain leverage ratio tests.
All obligations under the Term Loan Facility are secured by (1) a first-priority security interest in substantially all of the property and assets of Outlets and the other guarantors under the Term Loan Facility (other than the collateral that secures the ABL Facility on a first-priority basis), with certain exceptions, and (2) a second-priority security interest in the collateral securing the ABL Facility on a first-priority basis.
ABL Facility
As of December 26, 2024, the Company’s ABL Facility had a maximum availability of $800.0 million with actual available borrowings limited to the sum, at the time of calculation, of (a) eligible credit card receivables multiplied by the credit card advance rate, plus (b) the cost of eligible inventory, net of inventory reserves, multiplied by the applicable appraisal percentage, plus (c) 85% of eligible net trade receivables, plus (d) all eligible cash on hand, plus (e) 100% of the amount for which any eligible letter of credit must be honored after giving effect to any draws, minus certain Availability Reserves (each component as defined in the ABL Facility). The ABL Facility is available for issuance of letters of credit and contains a sublimit of $50.0 million for standby letters of credit and commercial letters of credit combined. Available borrowings under the facility are reduced by the face amount of outstanding letters of credit. The Company’s ABL Facility allows for the Company, under certain circumstances, to increase the size of the facility by an additional amount up to $200.0 million.
All obligations under the ABL Facility are secured by (1) a first-priority security interest in the cash and cash equivalents, accounts receivable, inventory, and related assets of Outlets and the other guarantors under the ABL Facility, with certain exceptions, and (2) a second-priority security interest in substantially all of the other property and assets of Outlets and the other guarantors that secure the Term Loan Facility on a first-priority basis.
As of December 26, 2024, net availability under the ABL Facility was $718.0 million as reduced by letters of credit of $37.1 million.
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

Deferred Debt Issuance Costs and Original Issue Discounts
Deferred debt issuance costs related to the ABL Facility were approximately $1.2 million as of December 26, 2024 and $1.7 million as of December 28, 2023 and are included in other assets on the Consolidated Balance Sheets. Deferred debt issuance costs and original issue discounts related to the Term Loan Facility were $3.7 million as of December 26, 2024 and $5.4 million as of December 28, 2023 and are included in term loan on the Consolidated Balance Sheets. For the fiscal years ended December 26, 2024, December 28, 2023, and December 29, 2022, deferred debt issuance and original issue discount amortization expense was $2.2 million, $2.2 million, and $2.0 million, respectively, and is included in interest expense, net on the Company’s Consolidated Statements of Operations and Comprehensive Income.
Fair Value of Debt
Market risk associated with the Company’s long-term debt relates to the potential change in fair value and negative impact to future earnings, respectively, from a change in interest rates. The aggregate fair value of debt is based primarily on the Company’s estimates of interest rates, maturities, credit risk, and underlying collateral. The estimated fair value and classification within the fair value hierarchy of the Term Loan Facility was as follows as of December 26, 2024 and December 28, 2023:

in thousands	Fair Value Hierarchy Classification	December 26, 2024	December 28, 2023
Term Loan Facility	Level 3	$199,542	$201,637
The Term Loan Facility fair value is classified as Level 3 within the fair value hierarchy due to the use of unobservable inputs significant to the valuation, including indicative pricing from counterparties and discounted cash flow methods. No amounts were outstanding under the ABL Facility as of December 26, 2024 and December 28, 2023.
11. Stockholders’ Equity
Common Stock
The Company has one class of common stock known as Class A. The holders of Class A common stock are entitled to share equally, on a per share basis, in dividends or other distributions. Class A common stockholders are entitled to one vote per share held. In the event of the voluntary liquidation or dissolution of the Company, Class A common stockholders will share equally, on a per share basis, in all the assets of the Company that are available for distribution to stockholders. In fiscal 2021, the Company’s Certificate of Incorporation was amended to eliminate Class B and Class C common stock.
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
On April 13, 2017, the board of directors approved the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan (as amended, restated, supplemented or otherwise modified from time to time, the “2017 Plan”), which was subsequently approved by the Company’s stockholders. The 2017 Plan authorizes the Company to grant equity awards, including options, restricted stock units, restricted stock awards, and other stock-based awards to eligible employees (including officers), consultants, and non-employee directors up to an aggregate of 9,000,000 shares of Class A common stock. As of December 26, 2024 and December 28, 2023, there were 4,952,065 and 5,187,323 shares available for grant pursuant to awards under the 2017 Plan, respectively.
Stock-based Compensation
In accordance with ASC 718, the Company measures compensation cost for all stock-based awards at fair value on the date of grant and recognizes compensation expense, net of forfeitures, using the straight-line method over the requisite service period of awards expected to vest, which for each of the awards is the service vesting period. Stock-based compensation expense within the Company’s Consolidated Statements of Operations and Comprehensive Income for the fiscal years ended December 26, 2024, December 28, 2023, and December 29, 2022 was $33.7 million, $27.2 million, and $22.2 million, respectively.

Stock Options
Stock options are granted with an exercise price equal to the closing price of the Company’s Class A common stock on the date of grant, as authorized by the Company’s board of directors or compensation committee. Options granted have contractual terms of ten years and vesting provisions ranging from one year to five years. Stock option grants are generally subject to forfeiture if employment terminates prior to vesting. Stock option award grant date fair values were estimated using the Black-Scholes-Merton option pricing model. No stock options were granted during fiscal years 2024, 2023, and 2022.
The table below summarizes stock option activity for the fiscal year ended December 26, 2024:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 29, 2023	1,607,341	$28.51
Exercised	(457,074)	$22.13
Forfeited or expired	(2,867)	$72.09
Outstanding at December 26, 2024	1,147,400	$30.93	3.1	$80,544
Vested and exercisable at December 26, 2024	1,135,906	$30.22	3.1	$80,477
The fair value of stock options vested during the fiscal years ended December 26, 2024, December 28, 2023, and December 29, 2022 was $1.9 million, $3.0 million, and $7.9 million, respectively. The aggregate intrinsic value of stock options exercised was $42.2 million, $37.9 million, and $20.4 million for the fiscal years ended December 26, 2024, December 28, 2023, and December 29, 2022, respectively.
The Company’s total unrecognized compensation cost related to stock options as of December 26, 2024 and December 28, 2023 was $0.1 million and $1.0 million, respectively. The unrecognized compensation cost remaining as of December 26, 2024 is expected to be recognized over a weighted average period of 0.2 years.
Restricted Stock Units
The Company periodically grants restricted stock units (“RSUs”), each of which represents an unfunded, unsecured right to receive a share of the Company’s Class A common stock upon vesting. During the fiscal years ended December 26, 2024, December 28, 2023, and December 29, 2022, the Company granted RSUs to certain employees, executive officers, and non-employee directors comprised of service-based RSUs, performance-based RSUs, and total shareholder return (“TSR”) awards. Service-based RSUs vest based on the grantee’s continued service through the vesting date. The performance-based RSUs cliff vest based on (i) the Company’s achievement of predetermined financial metrics at the end of a three-year performance period and (ii) the grantee’s continued service through the vesting date. Depending on the performance-based RSU grant and the extent to which the relevant performance goals are achieved, the number of common shares earned upon vesting may range from 0% to 200% of the award granted. The TSR awards cliff vest based on (i) the Company’s relative TSR compared to a specified peer group and (ii) the grantee’s continued service through the vesting date. The number of common shares earned upon vesting of the TSR awards may range from 0% to 150% of the TSR awards granted with no vesting above the target awards amount if the Company’s three-year absolute TSR is negative. The Company assesses the probability of achieving all performance goals on a quarterly basis. The service period for RSUs granted during the period varies by grantee and is one year from the grant date for non-employee directors and ranges between two to four years from the grant date for employees and executive officers.
The following table summarizes restricted stock unit activity during the fiscal year ended December 26, 2024:

	Restricted Stock Units
	Service-based		Performance-based		Total shareholder return
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at December 29, 2023	608,140	$90.40	188,543	$90.38	58,854	$104.67
Granted	257,113	$114.91	50,855	$115.97	—	$—
Vested	(226,178)	$88.78	—	$—	—	$—
Forfeited	(50,014)	$98.35	(15,230)	$91.75	(4,204)	$104.67
Unvested at December 26, 2024	589,061	$101.03	224,168	$96.09	54,650	$104.67

The grant-date fair value of service-based RSUs and performance-based RSUs is based on the closing market price of the Company’s Class A common stock on the date of grant. The grant-date fair value of TSR awards is estimated using a Monte Carlo valuation method, which included the following assumptions for TSR awards granted during fiscal 2023:

Fiscal Year Ended December 28, 2023
Expected term (in years)	2.8
Risk-free interest rate	4.5%
Expected volatility	49.5%
Dividend yield	—%
The total unrecognized compensation cost related to restricted stock units as of December 26, 2024 and December 28, 2023 was $41.9 million and $42.8 million, respectively. The unrecognized compensation cost remaining as of December 26, 2024 is expected to be recognized over a weighted average period of 1.8 years.
The weighted average grant date fair value per share of restricted stock units granted during the fiscal years ended December 26, 2024, December 28, 2023, and December 29, 2022 was $115.08, $91.86, and $92.31, respectively. The total fair value of restricted stock units that vested during the fiscal years ended December 26, 2024, December 28, 2023, and December 29, 2022 was $26.7 million, $13.7 million, and $5.3 million, respectively.
Restricted Stock Awards
Restricted stock awards are issued to certain executive officers and non-employee directors. The fair value of performance-based and service-based restricted stock awards is based on the closing market price of the Company’s Class A common stock on the date of grant. The fair value of the TSR restricted stock awards is estimated on the grant date using the Monte Carlo valuation method. Compensation cost for restricted stock awards is recognized using the straight-line method over the requisite service period, which for each of the awards is the service vesting period, typically three to four years. No restricted stock awards were granted during fiscal years 2024, 2023, and 2022. The following table summarizes restricted stock award activity during the fiscal year ended December 26, 2024:

	Restricted Stock Awards
	Service-based		Performance-based (1)		Total shareholder return (1)
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at December 29, 2023	34,783	$66.30	47,662	$57.70	31,056	$44.28
Vested	(30,889)	$62.60	(47,662)	$57.70	(31,056)	$44.28
Forfeited	(395)	$95.68	—	$—	—	$—
Unvested at December 26, 2024	3,499	$95.68	—	$—	—	$—
(1)The performance-based and total shareholder return restricted stock awards that vested during the period were issued at 100% of target based on achievement of the predetermined performance and total shareholder return criteria as specified in the underlying grant agreements.
As of December 26, 2024 and December 28, 2023, total unrecognized compensation cost related to unvested restricted stock awards was $0.1 million and $0.7 million, respectively. The unrecognized compensation cost remaining as of December 26, 2024 is expected to be recognized over a weighted average period of 0.2 years.
The total fair value of restricted stock awards that vested during the fiscal years ended December 26, 2024, December 28, 2023, and December 29, 2022 was $12.8 million, $19.2 million, and $2.2 million, respectively.

Employee Stock Purchase Plan
The Employee Stock Purchase Plan (the “ESPP”) is a tax-qualified plan under Section 423 of the Internal Revenue Code and permits eligible employees to purchase shares of the Company’s common stock through payroll deductions, subject to certain limitations. The Company has designated a purchase price per share of common stock acquired under the ESPP at the lesser of 90% of the lower of the fair market value of its common stock on either the first or last trading day of each six-month offering period. There are 1,500,000 shares of the Company’s Class A common stock, par value $0.001 per share, approved for issuance under the ESPP, 58,665, 83,686, and 62,274 of which were issued during fiscal years 2024, 2023, and 2022, respectively. During fiscal years 2024, 2023, and 2022, the Company recognized stock-based compensation expense related to the ESPP totaling $1.4 million, $1.3 million, and $1.2 million, respectively.
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
The following table shows the computation of basic and diluted earnings per share for the periods presented:

	Fiscal Year Ended
in thousands, except per share data	December 26, 2024	December 28, 2023	December 29, 2022
Net income	$205,872	$245,980	$298,195
Basic weighted average shares outstanding	107,075	106,264	105,626
Dilutive effect of share-based awards	1,244	1,618	1,817
Diluted weighted average shares outstanding	108,319	107,882	107,443
Basic earnings per share	$1.92	$2.31	$2.82
Diluted earnings per share	$1.90	$2.28	$2.78
The following potentially dilutive securities were excluded from the computation of diluted earnings per share as a result of their anti-dilutive effect:

	Fiscal Year Ended
in thousands	December 26, 2024	December 28, 2023	December 29, 2022
Stock options	1	55	69
Restricted stock units	—	12	267
13. Supply Chain Finance
The Company facilitates supply chain finance programs through financial intermediaries, which provide certain suppliers the option to be paid by the financial intermediaries earlier than the due date on the applicable invoice. When a supplier utilizes one of the supply chain finance programs and receives an early payment from a financial intermediary, the supplier takes a discount on the invoice. The Company then pays the financial intermediary the full amount of the invoice on the original due date. The Company does not reimburse suppliers for any costs they incur for participation in the program. Supplier participation is voluntary, and there are no assets pledged as security or other forms of guarantees provided for the committed payment to the financial intermediaries. As a result, all amounts owed to the financial intermediaries are presented as trade accounts payable in the Consolidated Balance Sheets. Amounts due to the financial intermediaries reflected in trade accounts payable at December 26, 2024 and December 28, 2023 were $167.7 million and $114.0 million, respectively.

The following table shows a rollforward of obligations confirmed and paid during fiscal 2024:

in thousands	December 26, 2024
Confirmed obligations outstanding at the beginning of the year	$113,985
Invoices confirmed during the year	514,430
Confirmed invoices paid during the year	(460,684)
Confirmed obligations outstanding at the end of the year	$167,731
14. Segment Reporting
The Company operates as a multi-channel specialty retailer of hard surface flooring and related accessories and seller of commercial surfaces. The Company primarily sells hard surface flooring and related accessories through retail stores located in the United States and through its website.
Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) for purposes of allocating resources and evaluating financial performance. The Company’s CODM, its Chief Executive Officer, reviews financial information about the Company’s two operating segments, Retail and Spartan, for purposes of allocating resources and evaluating financial performance. The Spartan segment, which engages in selling commercial surfaces and is entirely comprised of the Company’s Spartan subsidiary, does not meet the materiality criteria of ASC 280, Segment Reporting (“ASC 280”), and is therefore not disclosed separately as a reportable segment. The Company files a consolidated income tax return and does not allocate income taxes and other corporate-level expenses, including interest expense, to Spartan. All material corporate costs are included in the Retail segment.
The Company concluded that the economic and operating characteristics of its one reportable segment, Retail, are similar across its retail operations, including the net sales, gross profit and gross margin, and operating income of its retail stores as well as the nature of products and services offered, customer base, marketing initiatives, operating procedures, store layouts, employee incentive programs, methods of distribution, competitive and operating risks, and the level of shared resources across the business.
The accounting policies of the Retail segment are the same as those described in Note 1, “Summary of Significant Accounting Policies.” The CODM assesses performance for the Retail segment and decides how to allocate resources based on operating income. The CODM considers budget to actual variances on a monthly basis to monitor performance. The Company does not report capital expenditures or assets at the segment level as the information is not regularly provided to the CODM. The Company does not have intersegment sales.

The following table presents the Company’s segment information for each of the last three fiscal years:

	Fiscal Year Ended
	December 26, 2024			December 28, 2023			December 29, 2022
in thousands	Retail	Other (1)	Consolidated	Retail	Other (1)	Consolidated	Retail	Other (1)	Consolidated
Net sales	$4,240,556	$215,214	$4,455,770	$4,218,328	$195,556	$4,413,884	$4,128,930	$135,543	$4,264,473
Less:
Cost of sales	2,379,694			2,425,472			2,444,952
Personnel expense (2)	719,360			644,356			576,036
Property cost (3)	532,079			467,388			383,683
Other segment items (4)	367,511			378,801			340,555
Operating income (5)	241,912	14,264	256,176	302,311	19,117	321,428	383,704	13,056	396,760
Interest expense, net			2,773			9,897			11,138
Income before income taxes			$253,403			$311,531			$385,622
(1)Represents the Company’s non-reportable operating segment.
(2)Personnel expense is primarily comprised of store and store support center compensation including wages, incentive compensation, and benefits.
(3)Property cost is primarily comprised of rent, common area maintenance, utilities, property taxes, and insurance, as well as depreciation and amortization of leasehold improvements, buildings and improvements, furniture, fixtures, and equipment, and computer software and hardware at stores and the store support center.
(4)Other segment items expense is primarily comprised of advertising costs, credit card fees, information technology costs, and other operating expenses.
(5)Includes depreciation and amortization expense of $225.8 million, $195.7 million, and $149.9 million for the fiscal years ended December 26, 2024, December 28, 2023, and December 29, 2022, respectively, in our Retail segment.
15. Acquisitions
The Company made acquisitions during fiscal 2023 and fiscal 2022 to expand its commercial surfaces business that are accounted for in accordance with ASC 805. The results of operations, financial position, and cash flows related to these acquisitions have been included in the Company’s consolidated financial statements since their respective acquisition dates. During fiscal 2023, the Company recognized business acquisition and integration costs totaling $0.9 million in general and administrative expenses within the Consolidated Statements of Operations and Comprehensive Income. The Company incurred no business acquisition and integration costs during fiscal 2024, and costs incurred during fiscal 2022 were immaterial.
Salesmaster
On June 7, 2023, the Company acquired 100% of Salesmaster, a seller of commercial surfaces, for total purchase consideration of $20.1 million. Total purchase consideration was comprised of $17.4 million cash, net of cash acquired, and $2.8 million of contingent consideration. The Company recorded the following assets and liabilities at their respective estimated acquisition date fair values: $12.1 million of net working capital consisting primarily of inventory and receivables, $6.0 million of lease right-of-use assets and fixed assets, $5.0 million of customer relationships, $2.5 million of goodwill, and $5.5 million of operating lease liabilities. The estimated fair value of the customer relationships was determined with assistance from a third-party valuation specialist using the multi-period excess earnings method and included significant assumptions such as the amount and timing of projected cash flows, growth rates, customer attrition rates, and discount rates, resulting in a Level 3 classification within the fair value hierarchy. Refer to Note 7, “Fair Value Measurements” for additional information regarding the contingent consideration.
Other Sellers of Commercial Surfaces
During fiscal 2022, the Company acquired three small sellers of commercial surfaces for total consideration of $4.6 million, including $3.8 million of cash and $0.8 million of contingent earn-out consideration.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 26, 2024, our disclosure controls and procedures were effective.
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
Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 26, 2024, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 26, 2024.
Ernst & Young LLP, our independent registered public accounting firm, has issued an unqualified opinion on the effectiveness of internal control over financial reporting as of December 26, 2024, which is included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the fourth quarter of our fiscal year ended December 26, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 9B.    OTHER INFORMATION.
Rule 10b5-1 Trading Plans
On November 20, 2024, George Vincent West, Vice Chairman of the Company’s Board, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for American West Investment Corporation, of which he is the President and sole shareholder, and West Family Partners, LLLP, of which he is the General Partner. The Rule 10b5-1 trading arrangement provides for (i) the sale of up to 50,000 shares of the Company’s common stock by American West Investment Corporation, subject to certain conditions, and (ii) the sale of up to 50,000 shares of the Company’s common stock by West Family Partners, LLLP, subject to certain conditions. The plan will begin on February 25, 2025 and expire on August 24, 2025, or on any earlier date on which all of the shares have been sold.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item will be contained in our definitive Proxy Statement in connection with our 2025 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 26, 2024 (the “Proxy Statement”), and is incorporated herein by reference, under the sections entitled “Election of Directors,” “Other Board and Corporate Governance Information,” “Executive Officers,” and “Other Matters.”
ITEM 11.    EXECUTIVE COMPENSATION.
The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference, under the captions “Executive Compensation” and “Compensation of Our Directors,” provided, however, that the subsections entitled “Compensation Committee Report” and “Pay Versus Performance” shall not be deemed to be incorporated by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference, under the captions “Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management.”
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference, under the captions “Certain Relationships and Related Transactions,” and “Other Board and Corporate Governance Information—Director Independence.”
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.
The Information required under this Item will be included in the Proxy Statement and is incorporated herein by reference, under the caption “Ratification of Appointment of Independent Auditors.”

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of the Annual Report:
1.	Financial Statements filed in Part II, Item 8 of this Annual Report:
	Reports of Independent Registered Public Accounting Firm
	Consolidated Balance Sheets as of December 26, 2024 and December 28, 2023
	Consolidated Statements of Operations and Comprehensive Income for the fiscal years ended December 26, 2024, December 28, 2023, and December 29, 2022
	Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended December 26, 2024, December 28, 2023, and December 29, 2022
	Consolidated Statements of Cash Flows for the fiscal years ended December 26, 2024, December 28, 2023, and December 29, 2022
	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

There are no Financial Statement Schedules included with this filing for the reason that they are not applicable or are not required or the information is included in the financial statements or notes thereto.

3.	Exhibits:
		Incorporated by Reference
Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended & Restated Certificate of Incorporation of Floor & Decor Holdings, Inc.	10-Q	001-38070	3.1	8/5/2021
3.2	Third Amended and Restated Bylaws of Floor & Decor Holdings, Inc.	10-Q	001-38070	3.2	11/2/2023
4.1	Specimen Class A Common Stock Certificate	S-1/A	333-216000	4.1	4/17/2017
4.2	Registration Rights Agreement, dated May 2, 2017, by and among Floor & Decor Holdings, Inc., Ares Corporate Opportunities Fund III, L.P., FS Equity Partners VI, L.P. and the other stockholders party thereto	8-K	001-38070	4.1	5/2/2017
4.3	Description of Securities*
10.1	FDO Holdings, Inc. Amended and Restated 2011 Stock Incentive Plan#	S-1/A	333-216000	10.1	4/7/2017
10.2	First Amendment to FDO Holdings, Inc. Amended and Restated 2011 Stock Incentive Plan#	S-1/A	333-216000	10.2	4/7/2017
10.3	Second Amendment to FDO Holdings, Inc. Amended and Restated 2011 Stock Incentive Plan#	S-1/A	333-216000	10.3	4/7/2017
10.4	Third Amendment to FDO Holdings, Inc. Amended and Restated 2011 Stock Incentive Plan#	S-1/A	333-216000	10.4	4/7/2017
10.5	Fourth Amendment to FDO Holdings, Inc. Amended and Restated 2011 Stock Incentive Plan#	S-1	333-221525	10.5	11/13/2017
10.6	Form of Stock Option Agreement under the FDO Holdings, Inc. Amended and Restated 2011 Stock Incentive Plan#	S-1/A	333-216000	10.5	4/7/2017
10.7	Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan#	8-K	001-38070	10.1	5/2/2017
10.8	Amendment No. 1 to the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan#	8-K	001-38070	10.1	5/12/2023
10.9	Form of Stock Option Agreement under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan#	S-1/A	333-216000	10.7	4/17/2017
10.10	Form of Restricted Stock Agreement under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan#	S-1/A	333-216000	10.8	4/7/2017
10.11	Form of Performance Restricted Stock Agreement under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan#	8-K	001-38070	10.6	2/4/2020
10.12	Form of Non-CEO Restricted Stock Unit Agreement under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan#	10-K	001-38070	10.11	2/23/2023
10.13	Form of CEO Restricted Stock Unit Agreement under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan#	10-K	001-38070	10.12	2/23/2023
10.14	Form of Non-CEO Performance Restricted Stock Unit Agreement under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan#	10-K	001-38070	10.13	2/23/2023
10.15	Form of CEO Performance Restricted Stock Unit Agreement under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan#	10-K	001-38070	10.14	2/23/2023
10.16	Form of Non-CEO Performance Restricted Stock Unit Agreement under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan#	10-Q	001-38070	10.1	5/4/2023
10.17	Form of CEO Performance Restricted Stock Unit Agreement under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan#	10-Q	001-38070	10.2	5/4/2023
10.18	Form of Non-CEO 2023 Special Performance and Service Restricted Stock Unit Agreement under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan#	10-Q	001-38070	10.3	5/4/2023
10.19	Form of CEO 2023 Special Performance and Service Restricted Stock Unit Agreement under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan#	10-Q	001-38070	10.4	5/4/2023
10.20	Form of Indemnification Agreement by and between Floor & Decor Holdings, Inc. and its directors and officers#	10-K	001-38070	10.11	2/25/2021

		Incorporated by Reference
Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.21	Second Amended and Restated Employment Agreement, dated February 3, 2020, between Floor and Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and Thomas V. Taylor#	8-K	001-38070	10.1	2/4/2020
10.22	Consulting Agreement, dated December 3, 2012, by and between Floor and Decor Outlets of America, Inc., FDO Holdings, Inc. and George Vincent West#	S-1/A	333-216000	10.11	4/7/2017
10.23	First Amendment, dated March 11, 2019, to Consulting Agreement by and between Floor and Decor Outlets of America, Inc., FDO Holdings, Inc., and George Vincent West#	10-Q	001-38070	10.1	5/2/2019
10.24	Second Amended and Restated Employment Agreement, dated February 3, 2020, between Floor and Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and Trevor S. Lang#	8-K	001-38070	10.2	2/4/2020
10.25	Second Amended and Restated Employment Agreement, dated February 3, 2020, between Floor and Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and David V. Christopherson#	8-K	001-38070	10.5	2/4/2020
10.26	Addendum to Employment Agreement, dated March 26, 2020, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and Thomas V. Taylor#	10-Q	001-38070	10.9	4/30/2020
10.27	Addendum to Employment Agreement, dated March 26, 2020, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and David V. Christopherson#	10-Q	001-38070	10.10	4/30/2020
10.28	Addendum to Employment Agreement, dated March 26, 2020, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and Trevor S. Lang#	10-Q	001-38070	10.12	4/30/2020
10.29	Addendum to Employment Agreement, dated August 3, 2022, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and Trevor S. Lang#	8-K	001-38070	10.2	8/4/2022
10.30	Employment Agreement, dated February 23, 2023, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc., and Bryan Langley#	10-K	001-38070	10.27	2/23/2023
10.31	Employment Agreement, dated February 23, 2023, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc., and Ersan Sayman#*
10.32	Addendum to Employment Agreement, dated August 1, 2023, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and Thomas V. Taylor#	10-Q	001-38070	10.1	8/3/2023
10.33	Addendum to Employment Agreement, dated August 1, 2023, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and Trevor S. Lang#	10-Q	001-38070	10.2	8/3/2023
10.34	Addendum to Employment Agreement, dated August 1, 2023, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and David V. Christopherson#	10-Q	001-38070	10.3	8/3/2023
10.35	Addendum to Employment Agreement, dated August 1, 2023, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and Bryan Langley#	10-Q	001-38070	10.5	8/3/2023
10.36	Addendum to Employment Agreement, dated August 1, 2023, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and Ersan Sayman#*
10.37	Addendum to Employment Agreement, dated February 22, 2024, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and David V. Christopherson#	8-K	001-38070	10.1	2/22/2024
10.38	Floor & Decor Holdings, Inc. Employee Stock Purchase Plan#	DEF 14A	001-38070	Annex A	3/27/2018
10.39	First Amendment to Floor & Decor Holdings, Inc. Employee Stock Purchase Plan#	S-8	333-225092	99.2	5/22/2018
10.40	Second Amendment to Floor & Decor Holdings, Inc. Employee Stock Purchase Plan#	10-Q	001-38070	10.1	11/1/2018
10.41	Amended and Restated Credit Agreement, dated as of September 30, 2016, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., Wells Fargo Bank, National Association, as administrative agent and collateral agent and swing line lender, the lenders from time to time party thereto, Bank of America, N.A. and U.S. Bank National Association, as each as syndication agent, and Wells Fargo Bank, National Association, Bank of America, N.A. and U.S. Bank National Association as joint lead arrangers and joint book managers	S-1/A	333-216000	10.16	4/7/2017
10.42	Amended and Restated Security Agreement, dated as of September 30, 2016, by and among Floor and Decor Outlets of America, Inc., the other borrowers and guarantors from time to time party thereto, Wells Fargo Bank, National Association, as collateral agent	S-1/A	333-216000	10.17	4/7/2017
10.43	Credit Agreement, dated as of September 30, 2016, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., the lenders from time to time party thereto, UBS AG, Stamford Branch, as administrative agent and collateral agent, the lenders from time to time party thereto and UBS Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities LLC, as joint lead arrangers and joint bookrunners	S-1/A	333-216000	10.18	4/7/2017
10.44	Security Agreement, dated as of September 30, 2016, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., the other loan parties from time to time party thereto and UBS AG, Stamford Branch, as collateral agent	S-1/A	333-216000	10.19	4/7/2017
10.45	Guaranty Agreement, dated as of September 30, 2016, by FDO Acquisition Corp. in favor of UBS AG, Stamford Branch, as collateral agent	S-1/A	333-216000	10.20	4/7/2017
10.46	Amendment No. 1 to Credit Agreement, dated as of March 31, 2017, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., the other loan parties party thereto, the lenders party thereto, and UBS AG, Stamford Branch, as administrative agent and collateral agent	S-1/A	333-216000	10.21	4/7/2017
10.47	Amendment No. 2 to Credit Agreement, dated as of November 22, 2017, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., the other loan parties party thereto, the lenders party thereto, and UBS AG, Stamford Branch, as administrative agent and collateral agent	10-K	001-38070	10.23	3/5/2018
10.48	Amendment No. 3 to Credit Agreement and Amendment No. 1 to Security Agreement, dated as of February 14, 2020, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., FD Sales Company, LLC, the lenders party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent	8-K	001-38070	10.1	2/19/2020
10.49	Amendment No. 4 and Incremental Term Loan Agreement to Credit Agreement, dated as of May 18, 2020, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., FD Sales Company, LLC, the lenders party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent	8-K	001-38070	10.1	5/18/2020

		Incorporated by Reference
Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.50	Amendment No. 5 and Incremental Term Loan Agreement to Credit Agreement, dated as of February 9, 2021, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., FD Sales Company LLC, the lenders party thereto, UBS AG, Stamford Branch, as administrative agent and collateral agent and Golub Capital LLC, as additional initial term Loan arranger	8-K	001-38070	10.1	2/9/2021
10.51	Amendment No. 6 to Credit Agreement, dated as of November 15, 2022, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., FD Sales Company LLC and UBS AG Stamford Branch, as administrative agent and collateral agent	8-K	001-38070	10.1	11/15/2022
10.52	Amendment No. 1 to Amended and Restated Credit Agreement and Amendment No. 1 to Amended and Restated Security Agreement, dated as of February 14, 2020, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., FD Sales Company LLC, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent and collateral agent	8-K	001-38070	10.2	2/19/2020
10.53	Amendment No. 2 to Amended and Restated Credit Agreement and Amendment No. 2 to Amended and Restated Security Agreement, dated as of August 4, 2022, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., FD Sales Company LLC, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent and collateral agent	8-K	001-38070	10.1	8/4/2022
10.54	Floor & Decor Holdings, Inc. Director Nonqualified Excess Plan	10-K	001-38070	10.38	2/25/2021
10.55	Floor & Decor Holdings, Inc., Incentive Compensation Recoupment Policy, effective as of May 2, 2019, as amended and restated as of November 1, 2023#	10-K	001-38070	10.56	2/22/2024
19	Insider Trading Policy*
21.1	List of Subsidiaries*
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
97	Dodd-Frank Clawback Policy	10-K	001-38070	97	2/22/2024
101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File- the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

#	Denotes a management contract or compensatory plan or arrangement.
*	Filed herewith.
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

FLOOR & DECOR HOLDINGS, INC.

By:	/s/ Thomas V. Taylor
Thomas V. Taylor Chief Executive Officer
Date:	February 20, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 20, 2025.

Signature	Title	Date

/s/ Thomas V. Taylor	Chief Executive Officer (Principal Executive Officer) and Director	February 20, 2025
Thomas V. Taylor

/s/ Bryan H. Langley	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 20, 2025
Bryan H. Langley

/s/ Norman H. Axelrod	Chairman of the Board	February 20, 2025
Norman H. Axelrod

/s/ George Vincent West	Vice Chairman of the Board	February 20, 2025
George Vincent West

/s/ Nada A. Aried	Director	February 20, 2025
Nada A. Aried

/s/ William T. Giles	Director	February 20, 2025
William T. Giles

/s/ Dwight L. James	Director	February 20, 2025
Dwight L. James

/s/ Melissa D. Kersey	Director	February 20, 2025
Melissa D. Kersey

/s/ Ryan R. Marshall	Director	February 20, 2025
Ryan R. Marshall

/s/ Peter M. Starrett	Director	February 20, 2025
Peter M. Starrett

/s/ Richard L. Sullivan	Director	February 20, 2025
Richard L. Sullivan

/s/ Felicia D. Thornton	Director	February 20, 2025
Felicia D. Thornton

/s/ Charles D. Young	Director	February 20, 2025
Charles D. Young