Form 10-Q
period 2025-03-27
Floor & Decor Holdings, Inc.
filed 2025-05-01
CIK 1507079

74

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2025
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2025
Class A common stock, $0.001 par value per share	107,605,986

Forward-Looking Statements
The discussion in this Form 10-Q for the quarterly period ended March 27, 2025 (the “Quarterly Report”), including under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I and Item 1A, “Risk Factors” of Part II, contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical fact contained in this Quarterly Report, including statements regarding our future operating results and financial position, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “seeks,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “budget,” “potential,” or “continue” or the negative of these terms or other similar expressions.
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
Although we believe that the expectations reflected in the forward-looking statements in this Quarterly Report are reasonable, we cannot guarantee future events, results, performance, or achievements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements in this Quarterly Report, including, without limitation, those factors described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I of this Quarterly Report, Item 1A, “Risk Factors” of Part II of this Quarterly Report, and elsewhere in the Company’s filings with the Securities and Exchange Commission (the “SEC”). Some of the key factors that could cause actual results to differ from our expectations include the following:
•an overall decline in the health of the economy, the hard surface flooring industry, consumer confidence and discretionary spending, and the housing market, including as a result of persistently high or rising inflation or interest rates, geopolitical events or uncertainty, or tariffs;
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
•geopolitical risks, policies related to global trade and tariffs in the U.S. and other countries, and any antidumping and countervailing duties, any of which could impact our ability to import from foreign suppliers or raise our costs;
•our inability to manage our inventory, including the impact of inventory obsolescence, shrink, and damage;
•any disruption in our distribution capabilities, supply chain, and our related planning and control processes, including carrier capacity constraints, port congestion, strike, or shut down, and other supply chain costs or product shortages;
•any increases in wholesale prices of products, materials, and transportation costs beyond our control, including increases in costs due to inflation or tariffs;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

in thousands, except for share and per share data	March 27, 2025	December 26, 2024
Assets
Current assets:
Cash and cash equivalents	$186,930	$187,669
Income taxes receivable	5,082	21,735
Receivables, net	100,419	101,486
Inventories, net	1,189,318	1,132,599
Prepaid expenses and other current assets	49,749	48,896
Total current assets	1,531,498	1,492,385
Fixed assets, net	1,797,356	1,786,587
Right-of-use assets	1,595,344	1,331,238
Intangible assets, net	149,286	150,203
Goodwill	257,940	257,940
Deferred income tax assets, net	17,252	17,082
Other assets	19,588	15,043
Total long-term assets	3,836,766	3,558,093
Total assets	$5,368,264	$5,050,478
Liabilities and stockholders’ equity
Current liabilities:
Current portion of term loan	$2,103	$2,103
Current portion of lease liabilities	145,088	138,646
Trade accounts payable	814,418	794,855
Accrued expenses and other current liabilities	277,299	295,425
Deferred revenue	14,596	13,163
Total current liabilities	1,253,504	1,244,192
Term loan	194,424	194,527
Lease liabilities	1,611,851	1,351,282
Deferred income tax liabilities, net	62,803	67,832
Other liabilities	23,919	22,487
Total long-term liabilities	1,892,997	1,636,128
Total liabilities	3,146,501	2,880,320
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at March 27, 2025 and December 26, 2024	—	—
Common stock Class A, $0.001 par value; 450,000,000 shares authorized; 107,605,986 shares issued and outstanding at March 27, 2025 and 107,356,999 issued and outstanding at December 26, 2024	108	107
Additional paid-in capital	550,554	547,818
Accumulated other comprehensive income (loss), net	(50)	(40)
Retained earnings	1,671,151	1,622,273
Total stockholders’ equity	2,221,763	2,170,158
Total liabilities and stockholders’ equity	$5,368,264	$5,050,478
See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Thirteen Weeks Ended
in thousands, except for per share data	March 27, 2025	March 28, 2024
Net sales	$1,160,740	$1,097,289
Cost of sales	652,572	627,263
Gross profit	508,168	470,026
Operating expenses:
Selling and store operating	368,805	334,345
General and administrative	69,141	66,777
Pre-opening	5,993	9,593
Total operating expenses	443,939	410,715
Operating income	64,229	59,311
Interest expense, net	1,548	1,955
Income before income taxes	62,681	57,356
Income tax expense	13,803	7,324
Net income	$48,878	$50,032
Change in fair value of hedge instruments, net of tax	(10)	(970)
Total comprehensive income	$48,868	$49,062
Basic earnings per share	$0.45	$0.47
Diluted earnings per share	$0.45	$0.46
See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Common Stock Class A
in thousands	Shares	Amount
Balance, December 27, 2024	107,357	$107	$547,818	$(40)	$1,622,273	$2,170,158
Stock-based compensation expense	—	—	6,580	—	—	6,580
Exercise of stock options	50	—	1,288	—	—	1,288
Issuance of common stock upon vesting of restricted stock units	247	1	(1)	—	—	—
Shares issued under employee stock purchase plan	36	—	3,081	—	—	3,081
Common stock redeemed for tax liability	(84)	—	(8,212)	—	—	(8,212)
Other comprehensive loss, net of tax	—	—	—	(10)	—	(10)
Net income	—	—	—	—	48,878	48,878
Balance, March 27, 2025	107,606	$108	$550,554	$(50)	$1,671,151	$2,221,763

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Common Stock Class A
in thousands	Shares	Amount
Balance, December 29, 2023	106,738	$107	$513,060	$1,422	$1,416,401	$1,930,990
Stock-based compensation expense	—	—	7,232	—	—	7,232
Exercise of stock options	171	—	3,854	—	—	3,854
Issuance of common stock upon vesting of restricted stock units	184	—	—	—	—	—
Shares issued under employee stock purchase plan	28	—	2,720	—	—	2,720
Common stock redeemed for tax liability	(110)	—	(13,057)	—	—	(13,057)
Other comprehensive loss, net of tax	—	—	—	(970)	—	(970)
Net income	—	—	—	—	50,032	50,032
Balance, March 28, 2024	107,011	$107	$513,809	$452	$1,466,433	$1,980,801
See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Thirteen Weeks Ended
in thousands	March 27, 2025	March 28, 2024
Operating activities
Net income	$48,878	$50,032
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,965	56,423
Stock-based compensation expense	6,580	7,232
Deferred income taxes	(5,188)	(7,530)
Change in fair value of contingent earn-out liabilities	(375)	576
Loss on asset impairments and disposals, net	32	37
Changes in operating assets and liabilities:
Receivables, net	1,067	(1,438)
Inventories, net	(56,719)	74,020
Trade accounts payable	20,668	(35,079)
Accrued expenses and other current liabilities	(19,969)	(7,905)
Income taxes	18,125	13,186
Deferred revenue	1,433	2,918
Other, net	(3,333)	(4,962)
Net cash provided by operating activities	71,164	147,510
Investing activities
Purchases of fixed assets	(66,728)	(111,688)
Net cash used in investing activities	(66,728)	(111,688)
Financing activities
Payments on term loan	(526)	(526)
Borrowings on revolving line of credit	—	258,600
Payments on revolving line of credit	—	(258,600)
Payments of contingent earn-out liabilities	(806)	(5,769)
Proceeds from exercise of stock options	1,288	3,854
Proceeds from employee stock purchase plan	3,081	2,720
Tax payments for stock-based compensation awards	(8,212)	(13,057)
Net cash used in financing activities	(5,175)	(12,778)
Net (decrease) increase in cash and cash equivalents	(739)	23,044
Cash and cash equivalents, beginning of the period	187,669	34,382
Cash and cash equivalents, end of the period	$186,930	$57,426
Supplemental disclosures of cash flow information
Buildings and equipment acquired under operating leases	$303,474	$68,360
Cash paid for interest, net of capitalized interest	$2,595	$1,195
Cash paid for income taxes, net of refunds	$773	$1,665
Fixed assets accrued at the end of the period	$65,635	$100,091
See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
Nature of Business
Floor & Decor Holdings, Inc., together with its subsidiaries (“Floor & Decor,” the “Company,” “we,” “our,” or “us”) is a high-growth, differentiated, multi-channel specialty retailer of hard surface flooring and related accessories and seller of commercial surfaces. The Company offers a broad in-stock assortment of laminate and vinyl, tile, wood, and natural stone flooring and installation materials and decorative accessories, as well as adjacent categories, at everyday low prices. Our stores appeal to a variety of customers, including professional installers and commercial businesses (“Pro”) and homeowners, which are comprised of do-it-yourself customers (“DIY”) and buy-it-yourself customers, who buy our products for professional installation (“BIY”).
As of March 27, 2025, the Company, through its wholly owned subsidiary, Floor and Decor Outlets of America, Inc. (“Outlets”), operates 254 warehouse-format stores, which average 77,000 square feet, and five small-format standalone design studios in 38 states, as well as four distribution centers, an e-commerce site, FloorandDecor.com, and a commercial surfaces business through its subsidiary, Spartan Surfaces, LLC (“Spartan”). Substantially all of the Company’s operating assets and liabilities are held by Outlets.
Fiscal Year
The Company’s fiscal year is the 52- or 53-week period ending on the Thursday on or preceding December 31st. The fiscal year ending December 25, 2025 (“fiscal 2025”) and the fiscal year ended December 26, 2024 (“fiscal 2024”) include 52 weeks. 52-week fiscal years consist of thirteen-week periods in each quarter of the fiscal year. When a 53-week fiscal year occurs, the Company reports the additional week at the end of the fiscal fourth quarter.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. The Condensed Consolidated Balance Sheet as of December 26, 2024 has been derived from the audited Consolidated Balance Sheet for the fiscal year then ended. The interim condensed consolidated financial statements should be read together with the audited consolidated financial statements and related footnote disclosures included in the Company’s Annual Report on Form 10-K for fiscal 2024, filed with the SEC on February 20, 2025 (the “Annual Report”). Management believes the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments considered necessary for a fair statement of results for the interim periods presented. Results of operations for the thirteen weeks ended March 27, 2025 are not necessarily indicative of the results to be expected for the full year.
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
Recently Adopted Accounting Pronouncements
Codification Improvements. In March 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-02, “Codification Improvements - Amendments to Remove References to the Concepts Statements.” ASU No. 2024-02 removes references to various FASB Concepts Statements within the Codification. In the first quarter of fiscal 2025, the Company adopted ASU No. 2024-02 on a prospective basis. The adoption of ASU No. 2024-02 did not have a material impact on the Company’s consolidated financial statements or related disclosures.
Recently Issued Accounting Pronouncements
There were no significant changes in the recently issued accounting pronouncements from those disclosed in Note 1, “Summary of Significant Accounting Policies” in Part II, Item 8, “Financial Statements and Supplementary Data” of our Annual Report. Recently issued accounting pronouncements not disclosed in this Quarterly Report or in the Annual Report are either not applicable to the Company or are not expected to have a material impact to the Company.

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
Contract liabilities within the Condensed Consolidated Balance Sheets as of March 27, 2025 and December 26, 2024 primarily consisted of deferred revenue as well as unredeemed gift cards in accrued expenses and other current liabilities. As of March 27, 2025, contract liabilities totaled $22.3 million and included $14.6 million of deferred revenue and $7.7 million of unredeemed gift cards. As of December 26, 2024, contract liabilities totaled $20.2 million and included $13.2 million of deferred revenue and $7.0 million of unredeemed gift cards. Of the contract liabilities outstanding as of December 26, 2024, approximately $14.1 million was recognized in revenue during the thirteen weeks ended March 27, 2025.
Disaggregated Revenue
The Company has one reportable segment. The following table presents the net sales of each major product category:

	Thirteen Weeks Ended
	March 27, 2025		March 28, 2024
dollars in thousands	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Laminate and vinyl	$286,160	25%	$265,393	24%
Tile	261,246	23	256,386	23
Installation materials and tools	237,344	20	219,487	20
Decorative accessories and wall tile	197,425	17	193,868	18
Wood	81,650	7	67,740	6
Natural stone	50,506	4	49,992	5
Adjacent categories	30,608	3	23,058	2
Other (1)	15,801	1	21,365	2
Total	$1,160,740	100%	$1,097,289	100%
(1) Other includes delivery, sample, and other product revenue and adjustments for deferred revenue, sales returns reserves, and other revenue related adjustments that are not allocated on a product-category basis.
3. Debt
The following table summarizes the Company’s long-term debt as of March 27, 2025 and December 26, 2024:

in thousands	Maturity Date	Interest Rate Per Annum at March 27, 2025		March 27, 2025	December 26, 2024
Credit Facilities:
Term Loan Facility (1)	February 14, 2027	6.32%	Variable	$199,767	$200,293
Asset-based Loan Facility (“ABL Facility”)	August 4, 2027	5.57%	Variable	—	—
Total secured debt at par value				199,767	200,293
Less: current maturities				2,103	2,103
Long-term debt maturities				197,664	198,190
Less: unamortized discount and debt issuance costs				3,240	3,663
Total long-term debt				$194,424	$194,527
(1) The applicable interest rate for the Term Loan Facility as presented herein does not include the effect of the interest rate cap agreement. Refer to Note 8, “Fair Value Measurements” for additional details related to the Company’s interest rate cap agreement.

The following table summarizes scheduled maturities of the Company’s debt as of March 27, 2025:

in thousands	Amount
Thirty-nine weeks ending December 25, 2025	$1,577
2026	2,629
2027	195,561
Total minimum debt payments	$199,767
Components of interest expense are as follows for the periods presented:

	Thirteen Weeks Ended
in thousands	March 27, 2025	March 28, 2024
Total interest expense, net of interest income (1)	$2,745	$3,802
Less: interest capitalized	1,197	1,847
Interest expense, net	$1,548	$1,955
(1)Total interest expense, net of interest income includes interest income related to the Company’s cash on hand and interest rate cap agreements. The Company recognized interest income of $1.6 million for both the thirteen weeks ended March 27, 2025 and March 28, 2024. Refer to Note 8, “Fair Value Measurements” for additional details related to the Company’s interest rate cap agreement.
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
ABL Facility
As of March 27, 2025, the Company’s ABL Facility had a maximum availability of $800.0 million with actual available borrowings limited to the sum, at the time of calculation, of (a) eligible credit card receivables multiplied by the credit card advance rate, plus (b) the cost of eligible inventory, net of inventory reserves, multiplied by the applicable appraisal percentage, plus (c) 85% of eligible net trade receivables, plus (d) all eligible cash on hand, plus (e) 100% of the amount for which any eligible letter of credit must be honored after giving effect to any draws, minus certain Availability Reserves (each component as defined in the ABL Facility). The ABL Facility is available for issuance of letters of credit and contains a sublimit of $50.0 million for standby letters of credit and commercial letters of credit combined. Available borrowings under the facility are reduced by the face amount of outstanding letters of credit. The Company’s ABL Facility allows for the Company, under certain circumstances, to increase the size of the facility by an additional amount up to $200.0 million.
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
As of March 27, 2025, net availability under the ABL Facility was $762.9 million as reduced by letters of credit of $37.1 million.

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
Fair Value of Debt
Market risk associated with the Company’s long-term debt relates to the potential change in fair value and negative impact to future earnings, respectively, from a change in interest rates. The aggregate fair value of debt is based primarily on the Company’s estimates of interest rates, maturities, credit risk, and underlying collateral. The estimated fair value and classification within the fair value hierarchy of the Term Loan Facility was as follows as of March 27, 2025 and December 26, 2024:

in thousands	Fair Value Hierarchy Classification	March 27, 2025	December 26, 2024
Term Loan Facility	Level 3	$199,018	$199,542
The Term Loan Facility fair value is classified as Level 3 within the fair value hierarchy due to the use of unobservable inputs significant to the valuation, including indicative pricing from counterparties and discounted cash flow methods. No amounts were outstanding under the ABL Facility as of March 27, 2025 and December 26, 2024.
4. Income Taxes
Effective tax rates for the thirteen weeks ended March 27, 2025 and March 28, 2024 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within each period. The Company’s effective income tax rate was 22.0% and 12.8% for the thirteen weeks ended March 27, 2025 and March 28, 2024, respectively. For the thirteen weeks ended March 27, 2025, the effective income tax rate was higher than the statutory federal income tax rate of 21.0% primarily due to state income taxes that were partially offset by federal tax credits. For the thirteen weeks ended March 28, 2024, the effective income tax rate was lower than the statutory federal income tax rate of 21.0% primarily due to tax deductions in excess of book expense related to stock-based compensation awards.
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

When readily determinable, the rate implicit in the lease is used to discount lease payments to present value; however, substantially all of the Company’s leases do not provide a readily determinable implicit rate. If the rate implicit in the lease is not readily determinable, the Company uses a third party to assist in the determination of a secured incremental borrowing rate, determined on a collateralized basis, to discount lease payments based on information available at lease commencement. The secured incremental borrowing rate is estimated based on yields obtained from Bloomberg for U.S. consumers with a BB credit rating and is adjusted for collateralization as well as inflation. As of March 27, 2025 and March 28, 2024, the Company’s weighted average discount rate was 6.0% and 5.8%, respectively. As of both March 27, 2025 and March 28, 2024, the weighted average remaining lease term of the Company’s leases was approximately 12 years.
Lease Costs
The table below presents components of lease expense for operating leases within the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income:

		Thirteen Weeks Ended
in thousands		March 27, 2025	March 28, 2024
Fixed operating lease cost:	Selling and store operating	$47,277	$42,735
	Cost of sales	10,227	6,452
	Pre-opening	1,531	3,063
	General and administrative	1,129	1,029
Total fixed operating lease cost		$60,164	$53,279

Variable lease cost (1):	Selling and store operating	$21,591	$18,092
	Cost of sales	1,651	1,283
	Pre-opening	161	173
	General and administrative	349	579
Total variable lease cost		$23,752	$20,127

Sublease income	Cost of sales	(755)	(682)

Total operating lease cost (2)		$83,161	$72,724
(1) Includes variable costs for common area maintenance, property taxes, and insurance on leased real estate.
(2) Excludes short-term lease costs, which were immaterial for the thirteen weeks ended March 27, 2025 and March 28, 2024.
Undiscounted Cash Flows
Future minimum lease payments under non-cancelable operating leases as of March 27, 2025 were as follows:

in thousands	Amount
Thirty-nine weeks ending December 25, 2025	$179,674
2026	245,458
2027	235,135
2028	214,965
2029	202,864
Thereafter	1,511,798
Total minimum lease payments (1) (2)	2,589,894
Less: amount of lease payments representing interest	832,955
Present value of future minimum lease payments	1,756,939
Less: current obligations under leases	145,088
Long-term lease obligations	$1,611,851
(1) Future lease payments exclude approximately $16.6 million of legally binding minimum lease payments for operating leases signed but not yet commenced.
(2) Operating lease payments include $272.1 million related to options to extend lease terms that are reasonably certain of being exercised.

For the thirteen weeks ended March 27, 2025 and March 28, 2024, cash paid for amounts included in the measurement of operating lease liabilities was $60.1 million and $50.3 million, respectively.
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
6. Stock-based Compensation
In accordance with ASC 718, Compensation – Stock Compensation, the Company measures compensation cost for all stock-based awards at fair value on the date of grant and recognizes compensation expense, net of forfeitures, using the straight-line method over the requisite service period of awards expected to vest, which for each of the awards is the service vesting period. Stock-based compensation expense within the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income for the thirteen weeks ended March 27, 2025 and March 28, 2024 was $6.6 million and $7.2 million, respectively.
Stock Options
The table below summarizes stock option activity for the thirteen weeks ended March 27, 2025:

	Options	Weighted Average Exercise Price
Outstanding at December 27, 2024	1,147,400	$30.93
Exercised	(49,858)	$25.84
Forfeited or expired	(77)	$74.81
Outstanding at March 27, 2025	1,097,465	$31.16
Vested and exercisable at March 27, 2025	1,097,465	$31.16

Restricted Stock Units
The Company periodically grants restricted stock units (“RSUs”), each of which represents an unfunded, unsecured right to receive a share of the Company’s Class A common stock upon vesting. During the thirteen weeks ended March 27, 2025, the Company granted RSUs to certain employees, executive officers, and non-employee directors comprised of service-based RSUs and performance-based RSUs. Service-based RSUs vest based on the grantee’s continued service through the vesting date. The performance-based RSUs cliff vest based on (i) the Company’s achievement of predetermined financial metrics at the end of a three-year performance period and (ii) the grantee’s continued service through the vesting date. Depending on the extent to which the relevant performance goals are achieved, the number of common shares earned upon vesting may range from 0% to 200% of the award granted. The Company assesses the probability of achieving all performance goals on a quarterly basis. The service period for RSUs granted during the period varies by grantee and is one year from the grant date for non-employee directors and three years from the grant date for employees and executive officers. The grant-date fair value of service-based RSUs and performance-based RSUs is based on the closing market price of the Company’s Class A common stock on the date of grant.
The following table summarizes RSU activity during the thirteen weeks ended March 27, 2025:

	Restricted Stock Units
	Service-based		Performance-based		Total shareholder return
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at December 27, 2024	589,061	$101.03	224,168	$96.09	54,650	$104.67
Granted	306,902	$97.53	76,483	$97.53	—	$—
Vested	(246,763)	$100.29	—	$—	—	$—
Forfeited	(43,509)	$97.53	(56,113)	$94.50	(16,815)	$104.67
Unvested at March 27, 2025	605,691	$99.81	244,538	$96.91	37,835	$104.67
Restricted Stock Awards
The following table summarizes restricted stock award activity during the thirteen weeks ended March 27, 2025:

	Service-based Restricted Stock Awards
	Shares	Weighted Average Grant Date Fair Value
Unvested at December 27, 2024	3,499	$95.68
Vested	(3,499)	$95.68
Unvested at March 27, 2025	—	$—
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

The following table shows the computation of basic and diluted earnings per share for the periods presented:

	Thirteen Weeks Ended
in thousands, except per share data	March 27, 2025	March 28, 2024
Net income	$48,878	$50,032
Basic weighted average shares outstanding	107,455	106,770
Dilutive effect of share-based awards	987	1,485
Diluted weighted average shares outstanding	108,442	108,255
Basic earnings per share	$0.45	$0.47
Diluted earnings per share	$0.45	$0.46
The following potentially dilutive securities were excluded from the computation of diluted earnings per share as a result of their anti-dilutive effect:

	Thirteen Weeks Ended
in thousands	March 27, 2025	March 28, 2024
Stock options	40	2
Restricted stock units	305	2
8. Fair Value Measurements
As of March 27, 2025 and December 26, 2024, the Company had certain financial assets and liabilities on its Condensed Consolidated Balance Sheets that were required to be measured at fair value on a recurring or non-recurring basis. The estimated fair values of financial assets and liabilities such as cash and cash equivalents, receivables, prepaid expenses and other current assets, other assets, accounts payable, and accrued expenses and other current liabilities approximate their respective carrying values as reported within the Condensed Consolidated Balance Sheets. See Note 3, “Debt” for discussion of the fair value of the Company’s debt.
Contingent Earn-out Liabilities
As of March 27, 2025, the Company’s contingent earn-out liability had an aggregate estimated fair value of $0.8 million, which is included in accrued expenses and other current liabilities within the Condensed Consolidated Balance Sheets. The contingent earn-out liability is classified as Level 3 within the fair value hierarchy due to the use of unobservable inputs that are significant to the valuation. The table below summarizes changes in contingent earn-out liabilities during the thirteen weeks ended March 27, 2025:

in thousands	Contingent Earn-out Liabilities
Balance at December 26, 2024	$4,502
Fair value adjustment	(375)
Payments	(3,377)
Balance at March 27, 2025	$750
The $0.4 million decrease in the fair value of the contingent earn-out liability during the thirteen weeks ended March 27, 2025 was recognized as a benefit in general and administrative expense within the Condensed Consolidated Statements of Operations and Comprehensive Income.
Interest Rate Cap Contract
Changes in interest rates impact the Company’s results of operations. In an effort to manage exposure to this risk, the Company enters into derivative contracts and may adjust its derivative portfolio as market conditions change.

As of March 27, 2025, the Company’s outstanding interest rate cap contract was designated as a cash flow hedge. The contract has a notional value of $150.0 million and effectively caps SOFR-based interest payments on a portion of the Company’s Term Loan Facility at 5.50% beginning in May 2024 and will continue until the agreement expires in April 2026. The effective portion of the gain or loss on effective cash flow hedges is reported as a component of accumulated other comprehensive income (“AOCI”) and reclassified into earnings in the same period in which the hedged transaction affects earnings. The effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item. To the extent the change in the fair value of the hedge does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the hedge is immediately recognized in earnings.
The Company’s outstanding interest rate cap contract as of March 27, 2025 and December 26, 2024 was valued primarily using Level 2 inputs based on data readily observable in public markets. The Company’s interest rate cap contract was negotiated with counterparties without going through a public exchange. Accordingly, the Company’s fair value assessment for the derivative contract gave consideration to the risk of counterparty default as well as the Company’s own credit risk. For the thirteen weeks ended March 27, 2025 and March 28, 2024, the change in fair value of the Company’s interest rate cap contracts was approximately less than $0.1 million and $1.0 million, respectively, which is presented on the Condensed Consolidated Statements of Operations and Comprehensive Income net of tax of less than $0.1 million and $0.3 million, respectively. No interest income was reclassified from AOCI into earnings related to the interest rate cap contract during the thirteen weeks ended March 27, 2025 compared to $1.4 million of interest income reclassified from AOCI into earnings related to the interest rate cap contracts during the thirteen weeks ended March 28, 2024.
9. Supply Chain Finance
The Company facilitates supply chain finance programs through financial intermediaries, which provide certain suppliers the option to be paid by the financial intermediaries earlier than the due date on the applicable invoice. When a supplier utilizes one of the supply chain finance programs and receives an early payment from a financial intermediary, the supplier takes a discount on the invoice. The Company then pays the financial intermediary the full amount of the invoice on the original due date. The Company does not reimburse suppliers for any costs they incur for participation in the program. Supplier participation is voluntary, and there are no assets pledged as security or other forms of guarantees provided for the committed payment to the financial intermediaries. As a result, all amounts owed to the financial intermediaries are presented as trade accounts payable in the Condensed Consolidated Balance Sheets. Amounts due to the financial intermediaries reflected in trade accounts payable at March 27, 2025 and December 26, 2024 were $177.3 million and $167.7 million, respectively.
10. Segment Reporting
Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) for purposes of allocating resources and evaluating financial performance. The Company’s CODM, its Chief Executive Officer, reviews financial information about the Company’s two operating segments, Floor & Decor Retail (“Retail”) and Spartan, for purposes of allocating resources and evaluating financial performance. The Retail segment sells hard surface flooring and related accessories through retail stores located in the United States and through its website. The Spartan segment, which engages in selling commercial surfaces and is entirely comprised of the Company’s Spartan subsidiary, does not meet the materiality criteria of ASC 280, Segment Reporting, and is therefore not disclosed separately as a reportable segment.
The Company does not report capital expenditures or assets at the segment level as the information is not regularly provided to the CODM. The Company does not have intersegment sales.

The following table shows the Company’s segment information for the periods presented:

	Thirteen Weeks Ended
	March 27, 2025			March 28, 2024
in thousands	Retail	Other (1)	Consolidated	Retail	Other (1)	Consolidated
Net sales	$1,106,044	$54,696	$1,160,740	$1,044,572	$52,717	$1,097,289
Less:
Cost of sales	616,089			590,496
Personnel expense (2)	193,446			175,013
Property cost (3)	141,801			128,854
Other segment items (4)	92,779			93,159
Operating income (5)	61,929	2,300	64,229	57,050	2,261	59,311
Interest expense, net			1,548			1,955
Income before income taxes			$62,681			$57,356
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
(4)Other segment items expense is comprised of advertising costs, credit card fees, information technology costs, and other operating expenses.
(5)Includes depreciation and amortization expense of $58.2 million and $54.8 million for the thirteen weeks ended March 27, 2025 and March 28, 2024, respectively, in our Retail segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of Floor & Decor Holdings, Inc. and Subsidiaries included in Part I, Item 1, “Financial Statements” of this Quarterly Report and with our audited financial statements and the related notes included in our Annual Report. As used in this Quarterly Report, except where the context otherwise requires or where otherwise indicated, the terms “Floor & Decor,” “Company,” “we,” “our,” or “us” refer to Floor & Decor Holdings, Inc. and its subsidiaries, and “Spartan” refers to our subsidiary Spartan Surfaces, LLC.
Overview
Founded in 2000, Floor & Decor is a high-growth, differentiated, multi-channel specialty retailer of hard surface flooring and related accessories and seller of commercial surfaces with 254 warehouse-format stores and five small-format standalone design studios across 38 states as of March 27, 2025. We believe our unique approach to selling hard surface flooring and our consistent and disciplined culture of innovation and reinvestment create a differentiated business model in the hard surface flooring category. We believe that we offer the broadest in-stock assortment of laminate and vinyl, tile, wood, and natural stone flooring and installation materials and decorative accessories, as well as adjacent categories, at everyday low prices. This positions us as the one-stop destination for our customers’ entire hard surface flooring needs. We appeal to a variety of customers, including Pros and homeowners, which are comprised of DIY and BIY customers.
During the thirteen weeks ended March 27, 2025, we opened four new warehouse-format stores and closed one warehouse-format store, ending the quarter with 254 warehouse-format stores and five design studios.
We operate on a 52- or 53-week fiscal year ending the Thursday on or preceding December 31. The following discussion contains references to the thirteen weeks ended March 27, 2025 and March 28, 2024, respectively.
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
Results of Operations
Results of operations for any period should not be considered indicative of future results. See Part II, Item 1A, “Risk Factors” for information about the potential impacts that risks, such as declines in economic conditions that affect the residential housing market and consumer spending for hard surface flooring, interest rates, inflation, global supply chain disruptions, regulatory and political conditions, trade policy, and geopolitical instability, among others, may have on our results of operations and overall financial performance for future periods.

The following tables summarize key components of our results of operations for the periods indicated:

	Thirteen Weeks Ended
	March 27, 2025		March 28, 2024		Increase (Decrease)
dollars in thousands	Amount	% of Net Sales	Amount	% of Net Sales	$	%
Net sales	$1,160,740	100.0%	$1,097,289	100.0%	$63,451	5.8%
Cost of sales	652,572	56.2	627,263	57.2	25,309	4.0%
Gross profit	508,168	43.8	470,026	42.8	38,142	8.1%
Operating expenses:
Selling and store operating	368,805	31.8	334,345	30.5	34,460	10.3%
General and administrative	69,141	6.0	66,777	6.1	2,364	3.5%
Pre-opening	5,993	0.5	9,593	0.8	(3,600)	(37.5)%
Total operating expenses	443,939	38.3	410,715	37.4	33,224	8.1%
Operating income	64,229	5.5	59,311	5.4	4,918	8.3%
Interest expense, net	1,548	0.1	1,955	0.2	(407)	(20.8)%
Income before income taxes	62,681	5.4	57,356	5.2	5,325	9.3%
Income tax expense	13,803	1.2	7,324	0.6	6,479	88.5%
Net income	$48,878	4.2%	$50,032	4.6%	$(1,154)	(2.3)%

	Thirteen Weeks Ended
	March 27, 2025	March 28, 2024
Comparable store sales	(1.8)%	(11.6)%
Comparable average ticket	2.1%	(4.2)%
Comparable transactions	(3.8)%	(7.7)%
Number of warehouse-format stores	254	225
Adjusted EBITDA (in thousands) (1)	$129,821	$122,998
Adjusted EBITDA (% of net sales)	11.2%	11.2%
(1)    Refer to “Non-GAAP Financial Measures” further below for a reconciliation of Adjusted EBITDA to net income.
Net Sales
Net sales during the thirteen weeks ended March 27, 2025 increased $63.5 million, or 5.8%, compared to the corresponding prior year period primarily due to sales from the 30 new warehouse-format stores that we opened since March 28, 2024, partially offset by a decrease in comparable store sales of 1.8%. The comparable store sales decline during the period of 1.8%, or $18.5 million, was due to a 3.8% decrease in comparable transactions, which we believe was largely driven by the impact of lower existing home sales, partially offset by a 2.1% increase in comparable average ticket, which was primarily due to change in sales mix. Non-comparable sales of $82.0 million during the same period were primarily driven by new stores.
We estimate that retail sales during the thirteen weeks ended March 27, 2025 were approximately 50% from homeowners and 50% from Pros compared to approximately 55% from homeowners and 45% from Pros during the thirteen weeks ended March 28, 2024.
Gross Profit and Gross Margin
Gross profit during the thirteen weeks ended March 27, 2025 increased $38.1 million, or 8.1%, compared to the corresponding prior year period. The increase in gross profit was primarily driven by the 5.8% increase in net sales and an increase in gross margin to 43.8%, up approximately 100 basis points from 42.8% in the same period a year ago primarily driven by a decrease in supply chain costs.

Selling and Store Operating Expenses
Selling and store operating expenses during the thirteen weeks ended March 27, 2025 increased $34.5 million, or 10.3%, compared to the corresponding prior year period. The increase in selling and store operating expenses was primarily driven by $38.5 million for new stores, partially offset by a decrease of $5.0 million at our comparable stores. As a percentage of net sales, selling and store operating expenses increased by approximately 130 basis points to 31.8% from 30.5% in the corresponding prior year period. The increase in selling and store operating expenses in total and as a percentage of net sales was primarily attributable to the addition of new stores and deleverage from a decrease in comparable store sales.
General and Administrative Expenses
General and administrative expenses during the thirteen weeks ended March 27, 2025 increased $2.4 million, or 3.5%, compared to the corresponding prior year period. The increase in general and administrative expenses was primarily driven by an increase of $2.9 million in personnel expenses. Our general and administrative expenses as a percentage of net sales decreased by approximately 10 basis points to 6.0% from 6.1% in the corresponding prior year period.
Pre-Opening Expenses
Pre-opening expenses during the thirteen weeks ended March 27, 2025 decreased $3.6 million, or 37.5%, compared to the corresponding prior year period. The decrease in pre-opening expenses during the thirteen weeks ended March 27, 2025 primarily resulted from a decrease in the number of future stores that we were preparing to open compared to the corresponding prior year period.
Interest Expense, Net
Net interest expense during the thirteen weeks ended March 27, 2025 decreased $0.4 million, or 20.8%, compared to the corresponding prior year period due to lower average interest rates and lower average outstanding borrowings.
Income Tax Expense
Income tax expense was $13.8 million during the thirteen weeks ended March 27, 2025 compared to $7.3 million during the thirteen weeks ended March 28, 2024. The effective tax rate was 22.0% for the thirteen weeks ended March 27, 2025 compared to 12.8% in the corresponding prior year period. The effective tax rate increase during the thirteen weeks ended March 27, 2025 was primarily due to a decrease in excess tax benefits related to stock-based compensation awards.
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
For the periods presented, the following table reconciles EBITDA and Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP:

	Thirteen Weeks Ended
in thousands	March 27, 2025	March 28, 2024
Net income	$48,878	$50,032
Depreciation and amortization (1)	59,387	55,879
Interest expense, net	1,548	1,955
Income tax expense	13,803	7,324
EBITDA	123,616	115,190
Stock-based compensation expense (2)	6,580	7,232
Other (3)	(375)	576
Adjusted EBITDA	$129,821	$122,998
(1) Excludes amortization of deferred financing costs, which is included as part of interest expense, net.
(2) Represents non-cash charges related to stock-based compensation programs, which vary from period to period depending on the timing of awards and forfeitures.
(3) Other adjustments include amounts management does not consider indicative of our core operating performance. Amounts for both the thirteen weeks ended March 27, 2025 and March 28, 2024 relate to changes in the fair value of contingent earn-out liabilities.
Liquidity and Capital Resources
Liquidity is provided primarily by cash flows from operations and our $800.0 million ABL Facility. Unrestricted liquidity as of March 27, 2025 was $949.8 million, consisting of $186.9 million in cash and cash equivalents and $762.9 million immediately available for borrowing under the ABL Facility without violating any covenants thereunder. Our liquidity is generally not seasonal.
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

Total capital expenditures in fiscal 2025 are planned to be between approximately $310 million to $360 million and are expected to be funded primarily by cash generated from operations and borrowings under the ABL Facility. Our capital needs may change in the future due to changes in our business, new opportunities that we choose to pursue, or other factors. We currently expect the following for capital expenditures in fiscal 2025 (projected amounts are based on the gross costs that we expect to accrue for these investments on the Condensed Consolidated Balance Sheets in fiscal 2025, which may include amounts incurred but not yet settled in cash during the period):
•invest approximately $200 million to $235 million to open 20 warehouse-format stores, relocate stores, and begin construction on stores opening after fiscal 2025;
•invest approximately $20 million to $25 million in new distribution centers near Seattle and Baltimore;
•invest approximately $50 million to $55 million in existing stores and distribution centers; and
•invest approximately $40 million to $45 million in information technology infrastructure, e-commerce, and other store support center initiatives.
Cash Flow Analysis
A summary of our operating, investing, and financing activities is shown in the following table:

	Thirteen Weeks Ended
in thousands	March 27, 2025	March 28, 2024
Net cash provided by operating activities	$71,164	$147,510
Net cash used in investing activities	(66,728)	(111,688)
Net cash used in financing activities	(5,175)	(12,778)
Net (decrease) increase in cash and cash equivalents	$(739)	$23,044
Net Cash Provided by Operating Activities
Cash provided by operating activities consists primarily of (i) net income adjusted for non-cash items, including depreciation and amortization, stock-based compensation, deferred income taxes, and changes in the fair values of contingent earn-out liabilities and (ii) changes in working capital.
Net cash provided by operating activities during the thirteen weeks ended March 27, 2025 and March 28, 2024 was $71.2 million and $147.5 million, respectively. The decrease in net cash provided by operating activities was primarily driven by the change in inventory, which was partially offset by an increase in trade accounts payable.
Net Cash Used in Investing Activities
Investing activities typically consist primarily of capital expenditures for new store openings and existing store remodels, including leasehold improvements, racking, fixtures, vignettes, design centers, and new infrastructure and information systems. Cash payments to acquire businesses are also included in investing activities.
Net cash used in investing activities during the thirteen weeks ended March 27, 2025 and March 28, 2024 was $66.7 million and $111.7 million, respectively. The decrease in net cash used in investing activities was due to a decrease in capital expenditures driven by a decrease in new stores under construction compared to the corresponding prior year period.
Net Cash Used in Financing Activities
Financing activities consist primarily of borrowings and related repayments under our Credit Facilities, tax payments related to the vesting or exercise of stock-based compensation awards, proceeds from the exercise of stock options and our employee share purchase program, and payments of contingent earn-out consideration.
Net cash used in financing activities during the thirteen weeks ended March 27, 2025 and March 28, 2024 was $5.2 million and $12.8 million, respectively. The decrease in net cash used in financing activities was primarily driven by a decrease in payments of contingent earn-out liabilities and tax payments for stock-based compensation awards.

Our Credit Facilities
As of March 27, 2025, total Term Loan Facility debt outstanding was $199.8 million, and no amounts were outstanding under our ABL Facility. For additional information regarding our Term Loan Facility and ABL Facility, including applicable covenants and other details, please refer to Note 3, “Debt” to our condensed consolidated financial statements included in this Quarterly Report.
Credit Ratings
Our credit ratings are periodically reviewed by rating agencies. As of March 27, 2025, our Standard & Poor’s issuer credit rating of BB with a stable outlook and Moody’s issuer credit rating of Ba3 with a stable outlook remain unchanged from December 26, 2024. These ratings and our current credit condition affect, among other things, our ability to access new capital. Negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be lowered or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, financial condition, results of operations, and liquidity. In particular, a weakening of our financial condition, including an increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, result in a credit rating downgrade or change in outlook, or otherwise increase our cost of borrowing.
U.S. Tariffs and Global Economy
In fiscal 2024, approximately 73% of the products we sold were produced outside of the U.S., including around 18% from China. The current geopolitical environment, particularly related to existing and potential changes in global trade and tariffs, has created uncertainty surrounding the future state of the global economy and related impacts to our supply chain. In early 2025, the U.S. imposed significant additional tariffs on products from most countries where we source products, with further tariffs being considered. Although some of those tariffs were subsequently paused, it is unclear whether the pause will remain in place, and if so, for how long. Additionally, certain countries where we source products, such as China, either have imposed or are considering imposing new tariffs on U.S. products in response, resulting in potentially escalating tariffs from both the U.S. and its trading partners.
As we continue to manage the impact these tariffs may have on our business and the complexities of the various trade policy actions, we continue taking steps to mitigate some of the cost increases through negotiations with our vendors, sourcing from alternative countries, and increasing retail pricing as we deem appropriate. We also intend to continue to significantly decrease the amount of our products that are sourced from China. While we continue to mitigate the overall effect of increased tariffs, these tariffs have increased and will continue to increase our inventory costs and associated cost of sales, which may result in increased retail prices and may adversely impact sales. Furthermore, the broader impact of increased tariffs on the economy may negatively impact consumer demand, which may also have an adverse impact on sales.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of Part II of the Annual Report. While our exposure to market risk has not changed materially since December 26, 2024, uncertainty with respect to the economic effects of declines in economic conditions that affect the residential housing market and consumer spending for hard surface flooring, inflation, global supply chain disruptions, regulatory and political conditions, trade policy, and geopolitical instability, among other factors, have introduced significant volatility in the financial markets, including interest rates and foreign currency exchange rates. See further discussion in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details.

Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our Credit Facilities, which have variable interest rates. Based on the $199.8 million total outstanding principal balance of our Credit Facilities as of March 27, 2025, a 1.0% increase in the effective interest rate of this debt would cause an increase in interest expense of approximately $2.0 million over the next twelve months, excluding the impact of our interest rate cap agreement. To lessen our exposure to interest rate risk, we entered into an interest rate cap agreement in January 2024 with a notional value of $150.0 million. The interest rate cap agreement effectively caps SOFR-based interest payments on a portion of the Company’s Term Loan Facility at 5.50% beginning in May 2024 and will continue until the agreement expires in April 2026. For additional information related to the Company’s Credit Facilities, refer to Note 3, “Debt” to our condensed consolidated financial statements included in this Quarterly Report.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in reports filed or submitted under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, have reviewed the effectiveness of the Company’s disclosure controls and procedures as of March 27, 2025 and, based on their evaluation, have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. The condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the fiscal quarter ended March 27, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Company has begun a multi-year implementation of portions of our enterprise resource planning (ERP) system, which will replace our existing core financial and merchandising systems. The implementation is expected to occur in phases through 2027. As the phased implementation occurs, it may result in changes to our processes and procedures, which may result in changes to our internal controls over financial reporting. As such changes occur, we will evaluate quarterly whether they materially affect our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
See the information under the “Litigation” caption in Note 5, “Commitments and Contingencies” to our condensed consolidated financial statements included in this Quarterly Report, which we incorporate here by reference.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors described in Part I, Item 1A, “Risk Factors” in our Annual Report, which could materially affect our business, financial condition, and/or operating results. Except as discussed under the heading “U.S. Tariffs and Global Economy” in Part II, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report, there have been no material changes to the risk factors in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the fiscal quarter ended March 27, 2025, the Company did not engage in any unregistered sales of any of its equity securities.
Issuer Purchases of Equity Securities
The following table presents the number and average price of the Company’s common shares repurchased in each fiscal month of the first quarter of fiscal 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
December 27, 2024 - January 23, 2025	—	$—	N/A	N/A
January 24, 2025 - February 20, 2025	—	—	N/A	N/A
February 21, 2025 - March 27, 2025	1,480	96.63	N/A	N/A
Total	1,480	$96.63	N/A	N/A
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
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 27, 2025, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Incorporated by Reference
Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended & Restated Certificate of Incorporation of Floor & Decor Holdings, Inc.	10-Q	001-38070	3.1	8/5/2021
3.2	Third Amended and Restated Bylaws of Floor & Decor Holdings, Inc.	10-Q	001-38070	3.2	11/2/2023
10.1	Employment Agreement, dated February 12, 2025, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc., and Bradley S. Paulsen#*
10.2	Form of Non-CEO Performance Stock Unit Agreement under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan#*
10.3	Form of CEO Performance Stock Unit Agreement under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan#*
10.4	Form of Restricted Stock Unit Agreement for Non-employee Directors under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan#*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*

#	Denotes a management contract or compensatory plan or arrangement.
*	Filed herewith.
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

FLOOR & DECOR HOLDINGS, INC.

Dated: May 1, 2025	By:	/s/ Thomas V. Taylor
Thomas V. Taylor
Chief Executive Officer
(Principal Executive Officer)

Dated: May 1, 2025	By:	/s/ Bryan H. Langley
Bryan H. Langley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)