Form 10-Q
period 2025-06-26
Floor & Decor Holdings, Inc.
filed 2025-07-31
CIK 1507079

74

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2025
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2025
Class A common stock, $0.001 par value per share	107,691,475

Forward-Looking Statements
The discussion in this Form 10-Q for the quarterly period ended June 26, 2025 (the “Quarterly Report”), including under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I and Item 1A, “Risk Factors” of Part II, contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical fact contained in this Quarterly Report, including statements regarding our future operating results and financial position, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “seeks,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “budget,” “potential,” or “continue” or the negative of these terms or other similar expressions.
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
•any disruption in our distribution capabilities, supply chain, and our related planning and control processes, including carrier capacity constraints, blocked trade lanes, port congestion, strike, or shut down, and other supply chain costs or product shortages;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

in thousands, except for share and per share data	June 26, 2025	December 26, 2024
Assets
Current assets:
Cash and cash equivalents	$176,876	$187,669
Income taxes receivable	7,439	21,735
Receivables, net	105,392	101,486
Inventories, net	1,211,431	1,132,599
Prepaid expenses and other current assets	52,026	48,896
Total current assets	1,553,164	1,492,385
Fixed assets, net	1,820,215	1,786,587
Right-of-use assets	1,587,560	1,331,238
Intangible assets, net	148,369	150,203
Goodwill	257,940	257,940
Deferred income tax assets, net	18,658	17,082
Other assets	25,341	15,043
Total long-term assets	3,858,083	3,558,093
Total assets	$5,411,247	$5,050,478
Liabilities and stockholders’ equity
Current liabilities:
Current portion of term loan	$2,103	$2,103
Current portion of lease liabilities	148,871	138,646
Trade accounts payable	777,082	794,855
Accrued expenses and other current liabilities	295,628	295,425
Deferred revenue	14,097	13,163
Total current liabilities	1,237,781	1,244,192
Term loan	194,321	194,527
Lease liabilities	1,606,545	1,351,282
Deferred income tax liabilities, net	53,872	67,832
Other liabilities	24,386	22,487
Total long-term liabilities	1,879,124	1,636,128
Total liabilities	3,116,905	2,880,320
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at June 26, 2025 and December 26, 2024	—	—
Common stock Class A, $0.001 par value; 450,000,000 shares authorized; 107,637,510 shares issued and outstanding at June 26, 2025 and 107,356,999 issued and outstanding at December 26, 2024	108	107
Additional paid-in capital	559,934	547,818
Accumulated other comprehensive income (loss), net	(29)	(40)
Retained earnings	1,734,329	1,622,273
Total stockholders’ equity	2,294,342	2,170,158
Total liabilities and stockholders’ equity	$5,411,247	$5,050,478
See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
in thousands, except for per share data	June 26, 2025	June 27, 2024	June 26, 2025	June 27, 2024
Net sales	$1,214,150	$1,133,139	$2,374,890	$2,230,428
Cost of sales	681,462	642,105	1,334,034	1,269,368
Gross profit	532,688	491,034	1,040,856	961,060
Operating expenses:
Selling and store operating	376,240	341,408	745,045	675,753
General and administrative	69,430	67,671	138,571	134,448
Pre-opening	5,124	10,627	11,117	20,220
Total operating expenses	450,794	419,706	894,733	830,421
Operating income	81,894	71,328	146,123	130,639
Interest expense, net	1,076	663	2,624	2,618
Income before income taxes	80,818	70,665	143,499	128,021
Income tax expense	17,640	13,999	31,443	21,323
Net income	$63,178	$56,666	$112,056	$106,698
Change in fair value of hedge instruments, net of tax	21	(346)	11	(1,316)
Total comprehensive income	$63,199	$56,320	$112,067	$105,382
Basic earnings per share	$0.59	$0.53	$1.04	$1.00
Diluted earnings per share	$0.58	$0.52	$1.03	$0.99
See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Common Stock Class A
in thousands	Shares	Amount
Balance, December 27, 2024	107,357	$107	$547,818	$(40)	$1,622,273	$2,170,158
Stock-based compensation expense	—	—	6,580	—	—	6,580
Exercise of stock options	50	—	1,288	—	—	1,288
Issuance of common stock upon vesting of restricted stock units	247	1	(1)	—	—	—
Shares issued under employee stock purchase plan	36	—	3,081	—	—	3,081
Common stock redeemed for tax liability	(84)	—	(8,212)	—	—	(8,212)
Other comprehensive loss, net of tax	—	—	—	(10)	—	(10)
Net income	—	—	—	—	48,878	48,878
Balance, March 27, 2025	107,606	$108	$550,554	$(50)	$1,671,151	$2,221,763
Stock-based compensation expense	—	—	8,922	—	—	8,922
Exercise of stock options	23	—	754	—	—	754
Issuance of common stock upon vesting of restricted stock units	12	—	—	—	—	—
Common stock redeemed for tax liability	(3)	—	(296)	—	—	(296)
Other comprehensive gain, net of tax	—	—	—	21	—	21
Net income	—	—	—	—	63,178	63,178
Balance, June 26, 2025	107,638	$108	$559,934	$(29)	$1,734,329	$2,294,342

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Common Stock Class A
in thousands	Shares	Amount
Balance, December 29, 2023	106,738	$107	$513,060	$1,422	$1,416,401	$1,930,990
Stock-based compensation expense	—	—	7,232	—	—	7,232
Exercise of stock options	171	—	3,854	—	—	3,854
Issuance of common stock upon vesting of restricted stock units	184	—	—	—	—	—
Shares issued under employee stock purchase plan	28	—	2,720	—	—	2,720
Common stock redeemed for tax liability	(110)	—	(13,057)	—	—	(13,057)
Other comprehensive loss, net of tax	—	—	—	(970)	—	(970)
Net income	—	—	—	—	50,032	50,032
Balance, March 28, 2024	107,011	$107	$513,809	$452	$1,466,433	$1,980,801
Stock-based compensation expense	—	—	8,355	—	—	8,355
Exercise of stock options	112	—	1,588	—	—	1,588
Issuance of common stock upon vesting of restricted stock units	13	—	—	—	—	—
Common stock redeemed for tax liability	(3)	—	(470)	—	—	(470)
Other comprehensive loss, net of tax	—	—	—	(346)	—	(346)
Net income	—	—	—	—	56,666	56,666
Balance, June 27, 2024	107,133	$107	$523,282	$106	$1,523,099	$2,046,594
See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Twenty-six Weeks Ended
in thousands	June 26, 2025	June 27, 2024
Operating activities
Net income	$112,056	$106,698
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	119,953	114,807
Deferred income taxes	(15,523)	(13,770)
Stock-based compensation expense	15,502	15,587
Change in fair value of contingent earn-out liabilities	(375)	(87)
Loss on asset impairments and disposals, net	61	1,511
Changes in operating assets and liabilities:
Receivables, net	(3,906)	(9,821)
Inventories, net	(78,832)	68,866
Trade accounts payable	(16,642)	19,136
Accrued expenses and other current liabilities	12,728	18,969
Income taxes	14,973	24,390
Deferred revenue	934	2,045
Other, net	(5,653)	(6,851)
Net cash provided by operating activities	155,276	341,480
Investing activities
Purchases of fixed assets	(160,827)	(225,614)
Net cash used in investing activities	(160,827)	(225,614)
Financing activities
Payments on term loan	(1,051)	(1,051)
Borrowings on revolving line of credit	—	258,600
Payments on revolving line of credit	—	(258,600)
Payments of contingent earn-out liabilities	(806)	(5,769)
Proceeds from exercise of stock options	2,042	5,442
Proceeds from employee stock purchase plan	3,081	2,720
Tax payments for stock-based compensation awards	(8,508)	(13,527)
Net cash used in financing activities	(5,242)	(12,185)
Net (decrease) increase in cash and cash equivalents	(10,793)	103,681
Cash and cash equivalents, beginning of the period	187,669	34,382
Cash and cash equivalents, end of the period	$176,876	$138,063
Supplemental disclosures of cash flow information
Buildings and equipment acquired under operating leases	$334,363	$128,008
Cash paid for interest, net of capitalized interest	$5,125	$2,121
Cash paid for income taxes, net of refunds	$31,716	$10,699
Fixed assets accrued at the end of the period	$52,036	$93,506
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
As of June 26, 2025, the Company, through its wholly owned subsidiary, Floor and Decor Outlets of America, Inc. (“Outlets”), operates 257 warehouse-format stores, which average 76,000 square feet, and five small-format standalone design studios in 38 states, as well as four distribution centers, an e-commerce site, FloorandDecor.com, and a commercial surfaces business through its subsidiary, Spartan Surfaces, LLC (“Spartan”). Substantially all of the Company’s operating assets and liabilities are held by Outlets.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. The Condensed Consolidated Balance Sheet as of December 26, 2024 has been derived from the audited Consolidated Balance Sheet for the fiscal year then ended. The interim condensed consolidated financial statements should be read together with the audited consolidated financial statements and related footnote disclosures included in the Company’s Annual Report on Form 10-K for fiscal 2024, filed with the SEC on February 20, 2025 (the “Annual Report”). Management believes the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments considered necessary for a fair statement of results for the interim periods presented. Results of operations for the thirteen and twenty-six weeks ended June 26, 2025 are not necessarily indicative of the results to be expected for the full year.
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
Contract liabilities within the Condensed Consolidated Balance Sheets as of June 26, 2025 and December 26, 2024 primarily consisted of deferred revenue as well as unredeemed gift cards in accrued expenses and other current liabilities. As of June 26, 2025, contract liabilities totaled $21.3 million and included $14.1 million of deferred revenue and $7.2 million of unredeemed gift cards. As of December 26, 2024, contract liabilities totaled $20.2 million and included $13.2 million of deferred revenue and $7.0 million of unredeemed gift cards. Of the contract liabilities outstanding as of December 26, 2024, approximately $16.9 million was recognized in revenue during the twenty-six weeks ended June 26, 2025.
Disaggregated Revenue
The Company has one reportable segment. The following tables present the net sales of each major product category:

	Thirteen Weeks Ended
	June 26, 2025		June 27, 2024
dollars in thousands	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Laminate and vinyl	$284,164	23%	$271,995	24%
Tile	276,044	23	262,430	23
Installation materials and tools	252,504	21	232,409	21
Decorative accessories and wall tile	201,876	17	195,516	17
Wood	85,214	7	66,390	6
Natural stone	53,523	4	53,431	5
Adjacent categories	29,942	2	25,053	2
Other (1)	30,883	3	25,915	2
Total	$1,214,150	100%	$1,133,139	100%

	Twenty-six Weeks Ended
	June 26, 2025		June 27, 2024
dollars in thousands	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Laminate and vinyl	$570,324	24%	$537,388	24%
Tile	537,290	23	518,816	23
Installation materials and tools	489,848	21	451,896	20
Decorative accessories and wall tile	399,301	17	389,384	18
Wood	166,864	7	134,130	6
Natural stone	104,029	4	103,423	5
Adjacent categories	60,550	2	48,111	2
Other (1)	46,684	2	47,280	2
Total	$2,374,890	100%	$2,230,428	100%
(1) Other includes delivery, sample, and other product revenue and adjustments for deferred revenue, sales returns reserves, and other revenue related adjustments that are not allocated on a product-category basis.

3. Debt
The following table summarizes the Company’s long-term debt as of June 26, 2025 and December 26, 2024:

in thousands	Maturity Date	Interest Rate Per Annum at June 26, 2025		June 26, 2025	December 26, 2024
Credit Facilities:
Term Loan Facility (1)	February 14, 2027	6.33%	Variable	$199,242	$200,293
Asset-based Loan Facility (“ABL Facility”)	August 4, 2027	5.57%	Variable	—	—
Total secured debt at par value				199,242	200,293
Less: current maturities				2,103	2,103
Long-term debt maturities				197,139	198,190
Less: unamortized discount and debt issuance costs				2,818	3,663
Total long-term debt				$194,321	$194,527
(1) The applicable interest rate for the Term Loan Facility as presented herein does not include the effect of the interest rate cap contract. Refer to Note 8, “Fair Value Measurements” for additional details related to the Company’s interest rate cap contract.
The following table summarizes scheduled maturities of the Company’s debt as of June 26, 2025:

in thousands	Amount
Twenty-six weeks ending December 25, 2025	$1,052
2026	2,629
2027	195,561
Total minimum debt payments	$199,242
Components of interest expense are as follows for the periods presented:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
in thousands	June 26, 2025	June 27, 2024	June 26, 2025	June 27, 2024
Total interest expense, net of interest income (1)	$2,270	$3,002	$5,015	$6,804
Less: interest capitalized	1,194	2,339	2,391	4,186
Interest expense, net	$1,076	$663	$2,624	$2,618
(1)Total interest expense, net of interest income includes interest income related to the Company’s cash on hand and interest rate cap contracts. The Company recognized interest income of $1.9 million and $1.6 million for the thirteen weeks ended June 26, 2025 and June 27, 2024, respectively, and $3.5 million and $3.2 million for the twenty-six weeks ended June 26, 2025 and June 27, 2024, respectively. Refer to Note 8, “Fair Value Measurements” for additional details related to the Company’s interest rate cap contract.
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

ABL Facility
As of June 26, 2025, the Company’s ABL Facility had a maximum availability of $800.0 million with actual available borrowings limited to the sum, at the time of calculation, of (a) eligible credit card receivables multiplied by the credit card advance rate, plus (b) the cost of eligible inventory, net of inventory reserves, multiplied by the applicable appraisal percentage, plus (c) 85% of eligible net trade receivables, plus (d) all eligible cash on hand, plus (e) 100% of the amount for which any eligible letter of credit must be honored after giving effect to any draws, minus certain Availability Reserves (each component as defined in the ABL Facility). The ABL Facility is available for issuance of letters of credit and contains a sublimit of $50.0 million for standby letters of credit and commercial letters of credit combined. Available borrowings under the facility are reduced by the face amount of outstanding letters of credit. The Company’s ABL Facility allows for the Company, under certain circumstances, to increase the size of the facility by an additional amount up to $200.0 million.
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
As of June 26, 2025, net availability under the ABL Facility was $700.0 million as reduced by letters of credit of $37.1 million.
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
Fair Value of Debt
Market risk associated with the Company’s long-term debt relates to the potential change in fair value and negative impact to future earnings, respectively, from a change in interest rates. The aggregate fair value of debt is based primarily on the Company’s estimates of interest rates, maturities, credit risk, and underlying collateral. The estimated fair value and classification within the fair value hierarchy of the Term Loan Facility was as follows as of June 26, 2025 and December 26, 2024:

in thousands	Fair Value Hierarchy Classification	June 26, 2025	December 26, 2024
Term Loan Facility	Level 3	$198,993	$199,542
The Term Loan Facility fair value is classified as Level 3 within the fair value hierarchy due to the use of unobservable inputs significant to the valuation, including indicative pricing from counterparties and discounted cash flow methods. No amounts were outstanding under the ABL Facility as of June 26, 2025 and December 26, 2024.
4. Income Taxes
Effective tax rates for the thirteen and twenty-six weeks ended June 26, 2025 and June 27, 2024 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within each period. The Company’s effective income tax rate was 21.8% and 19.8% for the thirteen weeks ended June 26, 2025 and June 27, 2024, respectively, and 21.9% and 16.7% for the twenty-six weeks ended June 26, 2025 and June 27, 2024, respectively. For the thirteen and twenty-six weeks ended June 26, 2025, the effective income tax rates were higher than the statutory federal income tax rate of 21.0% primarily due to state income taxes that were partially offset by federal tax credits. For the thirteen and twenty-six weeks ended June 27, 2024, the effective income tax rates were lower than the statutory federal income tax rate of 21.0% primarily due to excess tax benefits related to stock-based compensation awards.

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
When readily determinable, the rate implicit in the lease is used to discount lease payments to present value; however, substantially all of the Company’s leases do not provide a readily determinable implicit rate. If the rate implicit in the lease is not readily determinable, the Company uses a third party to assist in the determination of a secured incremental borrowing rate, determined on a collateralized basis, to discount lease payments based on information available at lease commencement. The secured incremental borrowing rate is estimated based on yields obtained from Bloomberg for U.S. consumers with a BB credit rating and is adjusted for collateralization as well as inflation. As of June 26, 2025 and June 27, 2024, the Company’s weighted average discount rate was 6.0% and 5.8%, respectively. As of both June 26, 2025 and June 27, 2024, the weighted average remaining lease term of the Company’s leases was approximately 12 years.
Lease Costs
The table below presents components of lease expense for operating leases within the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income:

		Thirteen Weeks Ended		Twenty-six Weeks Ended
in thousands		June 26, 2025	June 27, 2024	June 26, 2025	June 27, 2024
Fixed operating lease cost:	Selling and store operating	$47,324	$43,840	$94,601	$86,575
	Cost of sales	13,693	6,461	23,920	12,913
	Pre-opening	1,724	4,151	3,255	7,214
	General and administrative	1,135	1,031	2,264	2,060
Total fixed operating lease cost		$63,876	$55,483	$124,040	$108,762

Variable lease cost (1):	Selling and store operating	$20,836	$17,999	$42,427	$36,091
	Cost of sales	2,076	1,067	3,727	2,350
	Pre-opening	125	162	286	335
	General and administrative	447	578	796	1,157
Total variable lease cost		$23,484	$19,806	$47,236	$39,933

Sublease income	Cost of sales	(875)	(680)	(1,630)	(1,362)

Total operating lease cost (2)		$86,485	$74,609	$169,646	$147,333
(1) Includes variable costs for common area maintenance, property taxes, and insurance on leased real estate.
(2) Excludes short-term lease costs, which were immaterial for the thirteen and twenty-six weeks ended June 26, 2025 and June 27, 2024.

Undiscounted Cash Flows
Future minimum lease payments under non-cancelable operating leases as of June 26, 2025 were as follows:

in thousands	Amount
Twenty-six weeks ending December 25, 2025	$121,692
2026	249,904
2027	239,690
2028	219,532
2029	207,159
Thereafter	1,542,698
Total minimum lease payments (1) (2)	2,580,675
Less: amount of lease payments representing interest	825,259
Present value of future minimum lease payments	1,755,416
Less: current obligations under leases	148,871
Long-term lease obligations	$1,606,545
(1) Future lease payments exclude approximately $64.7 million of legally binding minimum lease payments for operating leases signed but not yet commenced.
(2) Operating lease payments include $283.4 million related to options to extend lease terms that are reasonably certain of being exercised.
For the twenty-six weeks ended June 26, 2025 and June 27, 2024, cash paid for amounts included in the measurement of operating lease liabilities was $121.3 million and $103.5 million, respectively.
Litigation
On November 15, 2021, the Company was added as a defendant in a wrongful death lawsuit, Nguyen v. Inspections Now, Inc., No. 21-DCV-287142, pending in the 434th Judicial District Court of Fort Bend County, Texas. Bestview International Company (“Bestview International”) is also named as a defendant in the case; former defendants Inspections Now, Inc., Jason Post Homes, LLC and Bestview (Fuzhou) Import & Export Co. LTD have been dismissed. Plaintiff’s petition alleges that “wood paneling” allegedly purchased from the Company was installed in the vicinity of plaintiff’s fireplace and caught fire while the fireplace was lit. The fire consumed plaintiff’s home and resulted in injuries to plaintiff and another occupant and the death of plaintiff’s three children and mother. Plaintiff alleges product defect and failure to warn claims against the Company and product defect, failure to warn, and strict liability claims against Bestview International. Plaintiff’s petition seeks damages in excess of $1.0 million for property damage, personal injury, and wrongful death. The petition also seeks exemplary damages. Plaintiff’s ex-husband, brother, and the additional occupant have since intervened as plaintiffs in the lawsuit. Intervenors allege the same claims against the Company and Bestview International and collectively seek damages in excess of $11.0 million for property damage, personal injury (as to the other occupant), wrongful death, and exemplary damages. The Company has answered all petitions, denying the allegations. The case is currently set for trial in the fourth quarter of fiscal 2025.
The Company maintains insurance that may cover liability arising out of the above-referenced litigation up to the policy limits and subject to meeting certain deductibles and to other terms and conditions thereof. Estimating an amount or range of possible losses resulting from litigation proceedings is inherently difficult, particularly where the matters involve indeterminate claims for monetary damages and are in the stages of the proceedings where key factual and legal issues have not been resolved. For these reasons, the Company is currently unable to predict the ultimate timing or outcome of or reasonably estimate the possible losses or a range of possible losses that may result from the above-referenced litigation.
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

6. Stock-based Compensation
In accordance with ASC 718, Compensation – Stock Compensation, the Company measures compensation cost for all stock-based awards at fair value on the date of grant and recognizes compensation expense, net of forfeitures, using the straight-line method over the requisite service period of awards expected to vest, which for each of the awards is the service vesting period. Stock-based compensation expense within the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income for the twenty-six weeks ended June 26, 2025 and June 27, 2024 was $15.5 million and $15.6 million, respectively.
Stock Options
The table below summarizes stock option activity for the twenty-six weeks ended June 26, 2025:

	Options	Weighted Average Exercise Price
Outstanding at December 27, 2024	1,147,400	$30.93
Exercised	(73,485)	$27.78
Forfeited or expired	(2,725)	$95.09
Outstanding at June 26, 2025	1,071,190	$30.99
Vested and exercisable at June 26, 2025	1,071,190	$30.99
Restricted Stock Units
The Company periodically grants restricted stock units (“RSUs”), each of which represents an unfunded, unsecured right to receive a share of the Company’s Class A common stock upon vesting. During the twenty-six weeks ended June 26, 2025, the Company granted RSUs to certain employees, executive officers, and non-employee directors comprised of service-based RSUs and performance-based RSUs. Service-based RSUs vest based on the grantee’s continued service through the vesting date. The performance-based RSUs cliff vest based on (i) the Company’s achievement of predetermined financial metrics at the end of a three-year performance period and (ii) the grantee’s continued service through the vesting date. Depending on the extent to which the relevant performance goals are achieved, the number of common shares earned upon vesting may range from 0% to 200% of the award granted. The Company assesses the probability of achieving all performance goals on a quarterly basis. The service period for RSUs granted during the period varies by grantee and is one year from the grant date for non-employee directors and two to three years from the grant date for employees and executive officers. The grant-date fair value of service-based RSUs and performance-based RSUs is based on the closing market price of the Company’s Class A common stock on the date of grant.
The following table summarizes RSU activity during the twenty-six weeks ended June 26, 2025:

	Restricted Stock Units
	Service-based		Performance-based		Total shareholder return
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at December 27, 2024	589,061	$101.03	224,168	$96.09	54,650	$104.67
Granted	341,986	$95.12	101,483	$91.73	—	$—
Vested	(258,613)	$99.95	—	$—	—	$—
Forfeited	(53,185)	$98.07	(56,113)	$94.50	(16,815)	$104.67
Unvested at June 26, 2025	619,249	$98.47	269,538	$94.78	37,835	$104.67

Restricted Stock Awards
The following table summarizes restricted stock award activity during the twenty-six weeks ended June 26, 2025:

	Service-based Restricted Stock Awards
	Shares	Weighted Average Grant Date Fair Value
Unvested at December 27, 2024	3,499	$95.68
Vested	(3,499)	$95.68
Unvested at June 26, 2025	—	$—
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
The following table shows the computation of basic and diluted earnings per share for the periods presented:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
in thousands, except per share data	June 26, 2025	June 27, 2024	June 26, 2025	June 27, 2024
Net income	$63,178	$56,666	$112,056	$106,698
Basic weighted average shares outstanding	107,622	107,046	107,539	106,908
Dilutive effect of share-based awards	702	1,228	842	1,358
Diluted weighted average shares outstanding	108,324	108,274	108,381	108,266
Basic earnings per share	$0.59	$0.53	$1.04	$1.00
Diluted earnings per share	$0.58	$0.52	$1.03	$0.99
The following potentially dilutive securities were excluded from the computation of diluted earnings per share as a result of their anti-dilutive effect:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
in thousands	June 26, 2025	June 27, 2024	June 26, 2025	June 27, 2024
Stock options	44	1	37	2
Restricted stock units	437	—	433	—
8. Fair Value Measurements
As of June 26, 2025 and December 26, 2024, the Company had certain financial assets and liabilities on its Condensed Consolidated Balance Sheets that were required to be measured at fair value on a recurring or non-recurring basis. The estimated fair values of financial assets and liabilities such as cash and cash equivalents, receivables, prepaid expenses and other current assets, other assets, accounts payable, and accrued expenses and other current liabilities approximate their respective carrying values as reported within the Condensed Consolidated Balance Sheets. See Note 3, “Debt” for discussion of the fair value of the Company’s debt.
Contingent Earn-out Liabilities
As of June 26, 2025, the Company’s contingent earn-out liability had an aggregate estimated fair value of $0.8 million, which is included in accrued expenses and other current liabilities within the Condensed Consolidated Balance Sheets. The contingent earn-out liability is classified as Level 3 within the fair value hierarchy due to the use of unobservable inputs that are significant to the valuation.

The table below summarizes changes in contingent earn-out liabilities during the twenty-six weeks ended June 26, 2025:

in thousands	Contingent Earn-out Liabilities
Balance at December 26, 2024	$4,502
Fair value adjustment	(375)
Payments	(3,377)
Balance at June 26, 2025	$750
The $0.4 million decrease in the fair value of the contingent earn-out liability during the twenty-six weeks ended June 26, 2025 was recognized as a benefit in general and administrative expense within the Condensed Consolidated Statements of Operations and Comprehensive Income.
Interest Rate Cap Contract
Changes in interest rates impact the Company’s results of operations. In an effort to manage exposure to this risk, the Company enters into derivative contracts and may adjust its derivative portfolio as market conditions change.
As of June 26, 2025, the Company’s outstanding interest rate cap contract was designated as a cash flow hedge. The contract has a notional value of $150.0 million and effectively caps SOFR-based interest payments on a portion of the Company’s Term Loan Facility at 5.50% beginning in May 2024 and will continue until the interest rate cap contract expires in April 2026. The effective portion of the gain or loss on effective cash flow hedges is reported as a component of accumulated other comprehensive income (“AOCI”) and reclassified into earnings in the same period in which the hedged transaction affects earnings. The effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item. To the extent the change in the fair value of the hedge does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the hedge is immediately recognized in earnings.
The Company’s outstanding interest rate cap contract as of June 26, 2025 and December 26, 2024 was valued primarily using Level 2 inputs based on data readily observable in public markets. The Company’s interest rate cap contract was negotiated with counterparties without going through a public exchange. Accordingly, the Company’s fair value assessment for the derivative contract gave consideration to the risk of counterparty default as well as the Company’s own credit risk. As of June 26, 2025, the fair value of the interest rate cap was less than $0.1 million and is included in prepaid expenses and other current assets within the Condensed Consolidated Balance Sheets. As of December 26, 2024, the fair value of the interest rate cap was $0.1 million, of which less than $0.1 million is included in prepaid expenses and other current assets and less than $0.1 million is included in other assets within the Condensed Consolidated Balance Sheets.
No interest income was reclassified from AOCI into earnings related to the interest rate cap contract during both the thirteen and twenty-six weeks ended June 26, 2025. During the thirteen and twenty-six weeks ended June 27, 2024, the Company reclassified $0.5 million and $1.9 million, respectively, of interest income from AOCI into earnings related to the interest rate cap contracts.
9. Supply Chain Finance
The Company facilitates supply chain finance programs through financial intermediaries, which provide certain suppliers the option to be paid by the financial intermediaries earlier than the due date on the applicable invoice. When a supplier utilizes one of the supply chain finance programs and receives an early payment from a financial intermediary, the supplier takes a discount on the invoice. The Company then pays the financial intermediary the full amount of the invoice on the original due date. The Company does not reimburse suppliers for any costs they incur for participation in the program. Supplier participation is voluntary, and there are no assets pledged as security or other forms of guarantees provided for the committed payment to the financial intermediaries. As a result, all amounts owed to the financial intermediaries are presented as trade accounts payable in the Condensed Consolidated Balance Sheets. Amounts due to the financial intermediaries reflected in trade accounts payable at June 26, 2025 and December 26, 2024 were $157.1 million and $167.7 million, respectively.

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
The Company does not report capital expenditures or assets at the segment level as that information is not regularly provided to the CODM. The Company does not have intersegment sales.
The following tables show the Company’s segment information for the periods presented:

	Thirteen Weeks Ended
	June 26, 2025			June 27, 2024
in thousands	Retail	Other (1)	Consolidated	Retail	Other (1)	Consolidated
Net sales	$1,150,986	$63,164	$1,214,150	$1,073,918	$59,221	$1,133,139
Less:
Cost of sales	638,419			601,682
Personnel expense (2)	195,086			176,248
Property cost (3)	141,133			132,878
Other segment items (4)	99,298			97,599
Operating income (5)	77,050	4,844	81,894	65,511	5,817	71,328
Interest expense, net			1,076			663
Income before income taxes			$80,818			$70,665

	Twenty-six Weeks Ended
	June 26, 2025			June 27, 2024
in thousands	Retail	Other (1)	Consolidated	Retail	Other (1)	Consolidated
Net sales	$2,257,029	$117,861	$2,374,890	$2,118,490	$111,938	$2,230,428
Less:
Cost of sales	1,254,508			1,192,178
Personnel expense (2)	388,532			351,260
Property cost (3)	282,935			261,731
Other segment items (4)	192,075			190,760
Operating income (5)	138,979	7,144	146,123	122,561	8,078	130,639
Interest expense, net			2,624			2,618
Income before income taxes			$143,499			$128,021
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
(5)Includes depreciation and amortization expense of $58.1 million and $56.7 million for the thirteen weeks ended June 26, 2025 and June 27, 2024, respectively, and $116.3 million and $111.5 million for the twenty-six weeks ended June 26, 2025 and June 27, 2024, respectively, in our Retail segment.

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
Overview
Founded in 2000, Floor & Decor is a high-growth, differentiated, multi-channel specialty retailer of hard surface flooring and related accessories and seller of commercial surfaces with 257 warehouse-format stores and five small-format standalone design studios across 38 states as of June 26, 2025. We believe our unique approach to selling hard surface flooring and our consistent and disciplined culture of innovation and reinvestment create a differentiated business model in the hard surface flooring category. We believe that we offer the broadest in-stock assortment of laminate and vinyl, tile, wood, and natural stone flooring and installation materials and decorative accessories, as well as adjacent categories, at everyday low prices. This positions us as the one-stop destination for our customers’ entire hard surface flooring needs. We appeal to a variety of customers, including Pros and homeowners, which are comprised of DIY and BIY customers.
During the twenty-six weeks ended June 26, 2025, we opened seven new warehouse-format stores and closed one warehouse-format store, ending the quarter with 257 warehouse-format stores and five design studios.
We operate on a 52- or 53-week fiscal year ending the Thursday on or preceding December 31. The following discussion contains references to the thirteen and twenty-six weeks ended June 26, 2025 and June 27, 2024, respectively.
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
Results of Operations
Results of operations for any period should not be considered indicative of future results. See Part II, Item 1A, “Risk Factors” for information about the potential impacts that risks, such as declines in economic conditions that affect the residential housing market and consumer spending for hard surface flooring, interest rates, inflation, global supply chain disruptions, regulatory and political conditions, tariffs and trade policy, and geopolitical instability, among others, may have on our results of operations and overall financial performance for future periods.

The following tables summarize key components of our results of operations for the periods indicated:

	Thirteen Weeks Ended
	June 26, 2025		June 27, 2024		Increase (Decrease)
dollars in thousands	Amount	% of Net Sales	Amount	% of Net Sales	$	%
Net sales	$1,214,150	100.0%	$1,133,139	100.0%	$81,011	7.1%
Cost of sales	681,462	56.1	642,105	56.7	39,357	6.1%
Gross profit	532,688	43.9	491,034	43.3	41,654	8.5%
Operating expenses:
Selling and store operating	376,240	31.0	341,408	30.1	34,832	10.2%
General and administrative	69,430	5.7	67,671	6.0	1,759	2.6%
Pre-opening	5,124	0.4	10,627	0.9	(5,503)	(51.8)%
Total operating expenses	450,794	37.1	419,706	37.0	31,088	7.4%
Operating income	81,894	6.8	71,328	6.3	10,566	14.8%
Interest expense, net	1,076	0.1	663	0.1	413	62.3%
Income before income taxes	80,818	6.7	70,665	6.2	10,153	14.4%
Income tax expense	17,640	1.5	13,999	1.2	3,641	26.0%
Net income	$63,178	5.2%	$56,666	5.0%	$6,512	11.5%

	Twenty-six Weeks Ended
	June 26, 2025		June 27, 2024		Increase (Decrease)
dollars in thousands	Amount	% of Net Sales	Amount	% of Net Sales	$	%
Net sales	$2,374,890	100.0%	$2,230,428	100.0%	$144,462	6.5%
Cost of sales	1,334,034	56.2	1,269,368	56.9	64,666	5.1%
Gross profit	1,040,856	43.8	961,060	43.1	79,796	8.3%
Operating expenses:
Selling and store operating	745,045	31.4	675,753	30.3	69,292	10.3%
General and administrative	138,571	5.8	134,448	6.0	4,123	3.1%
Pre-opening	11,117	0.4	20,220	0.9	(9,103)	(45.0)%
Total operating expenses	894,733	37.6	830,421	37.2	64,312	7.7%
Operating income	146,123	6.2	130,639	5.9	15,484	11.9%
Interest expense, net	2,624	0.2	2,618	0.2	6	0.2%
Income before income taxes	143,499	6.0	128,021	5.7	15,478	12.1%
Income tax expense	31,443	1.3	21,323	0.9	10,120	47.5%
Net income	$112,056	4.7%	$106,698	4.8%	$5,358	5.0%

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26, 2025	June 27, 2024	June 26, 2025	June 27, 2024
Comparable store sales	0.4%	(9.0)%	(0.7)%	(10.3)%
Comparable average ticket	3.8%	(4.3)%	3.0%	(4.3)%
Comparable transactions	(3.3)%	(4.9)%	(3.5)%	(6.3)%
Number of warehouse-format stores	257	230	257	230
Adjusted EBITDA (in thousands) (1)	$150,153	$136,857	$279,974	$259,855
Adjusted EBITDA (% of net sales)	12.4%	12.1%	11.8%	11.7%
(1)Refer to “Non-GAAP Financial Measures” further below for a reconciliation of Adjusted EBITDA to net income.

Net Sales
Net sales during the thirteen weeks ended June 26, 2025 increased $81.0 million, or 7.1%, compared to the corresponding prior year period primarily due to sales from the 28 new warehouse-format stores that we opened since June 27, 2024 and an increase in comparable store sales of 0.4%. The comparable store sales increase during the period of 0.4%, or $4.5 million, was due to a 3.8% increase in comparable average ticket, partially offset by a 3.3% decrease in comparable transactions. Non-comparable sales increased $76.5 million from the corresponding prior year period primarily driven by new stores.
Net sales during the twenty-six weeks ended June 26, 2025 increased $144.5 million, or 6.5%, compared to the corresponding prior year period primarily due to sales from the 28 new warehouse-format stores that we opened since June 27, 2024, partially offset by a decrease in comparable store sales of 0.7%. The comparable store sales decline during the period of 0.7%, or $14.0 million, was due to a 3.5% decrease in comparable transactions, partially offset by a 3.0% increase in comparable average ticket. Non-comparable sales increased $158.5 million from the corresponding prior year period primarily driven by new stores.
We believe the decreases in comparable transactions during the thirteen and twenty-six weeks ended June 26, 2025 were largely driven by the impact of lower existing home sales. The increases in comparable average ticket during the thirteen and twenty-six weeks ended June 26, 2025 were primarily due to changes in sales mix.
We estimate that retail sales during both the thirteen weeks ended June 26, 2025 and June 27, 2024 were approximately 50% from homeowners and 50% from Pros. We estimate that retail sales during the twenty-six weeks ended June 26, 2025 were approximately 50% from homeowners and 50% from Pros compared to approximately 55% from homeowners and 45% from Pros during the twenty-six weeks ended June 27, 2024.
Gross Profit and Gross Margin
Gross profit during the thirteen weeks ended June 26, 2025 increased $41.7 million, or 8.5%, compared to the corresponding prior year period. The increase in gross profit was primarily driven by the 7.1% increase in net sales and an increase in gross margin to 43.9%, up approximately 60 basis points from 43.3% in the corresponding prior year period.
Gross profit during the twenty-six weeks ended June 26, 2025 increased $79.8 million, or 8.3%, compared to the corresponding prior year period. The increase in gross profit was primarily driven by the 6.5% increase in net sales and an increase in gross margin to 43.8%, up approximately 70 basis points from 43.1% in the corresponding prior year period.
The increases in gross margin during the thirteen and twenty-six weeks ended June 26, 2025 were primarily driven by a decrease in supply chain costs.
Selling and Store Operating Expenses
Selling and store operating expenses during the thirteen weeks ended June 26, 2025 increased $34.8 million, or 10.2%, compared to the corresponding prior year period. The increase in selling and store operating expenses was primarily driven by $33.8 million for new stores. As a percentage of net sales, selling and store operating expenses increased by approximately 90 basis points to 31.0% from 30.1% in the corresponding prior year period. The increase in selling and store operating expenses in total and as a percentage of net sales was primarily attributable to the addition of new stores.
Selling and store operating expenses during the twenty-six weeks ended June 26, 2025 increased $69.3 million, or 10.3%, compared to the corresponding prior year period. The increase in selling and store operating expenses was primarily driven by $72.3 million for new stores, partially offset by a decrease of $4.4 million at our comparable stores. As a percentage of net sales, selling and store operating expenses increased by approximately 110 basis points to 31.4% from 30.3% in the corresponding prior year period. The increase in selling and store operating expenses in total and as a percentage of net sales was primarily attributable to the addition of new stores and deleverage from a decrease in comparable store sales.
General and Administrative Expenses
General and administrative expenses during the thirteen weeks ended June 26, 2025 increased $1.8 million, or 2.6%, compared to the corresponding prior year period. Our general and administrative expenses as a percentage of net sales decreased by approximately 30 basis points to 5.7% from 6.0% in the corresponding prior year period.

General and administrative expenses during the twenty-six weeks ended June 26, 2025 increased $4.1 million, or 3.1%, compared to the corresponding prior year period. Our general and administrative expenses as a percentage of net sales decreased by approximately 20 basis points to 5.8% from 6.0% in the corresponding prior year period.
The increases in general and administrative expenses in total for the thirteen and twenty-six weeks ended June 26, 2025 were primarily driven by an increase of $3.5 million and $6.5 million, respectively, in personnel expenses, partially offset by a decrease of $2.1 million and $1.7 million, respectively, in other operating expenses. The decreases in general and administrative expenses as a percentage of net sales for the thirteen and twenty-six weeks ended June 26, 2025 were primarily driven by decreases in other operating expenses and leverage of our general and administrative costs on higher net sales.
Pre-Opening Expenses
Pre-opening expenses during the thirteen weeks ended June 26, 2025 decreased $5.5 million, or 51.8%, compared to the corresponding prior year period.
Pre-opening expenses during the twenty-six weeks ended June 26, 2025 decreased $9.1 million, or 45.0%, compared to the corresponding prior year period.
The decreases in pre-opening expenses during the thirteen and twenty-six weeks ended June 26, 2025 primarily resulted from decreases in the number of stores that we opened and were preparing to open compared to the corresponding prior year period.
Interest Expense, Net
Net interest expense during the thirteen weeks ended June 26, 2025 increased $0.4 million, or 62.3%, compared to the corresponding prior year period primarily due to a decrease in interest capitalized, partially offset by higher interest income as a result of higher cash balances.
Net interest expense during the twenty-six weeks ended June 26, 2025 was relatively flat compared to the corresponding prior year period.
Income Tax Expense
Income tax expense was $17.6 million during the thirteen weeks ended June 26, 2025 compared to $14.0 million during the thirteen weeks ended June 27, 2024. The effective tax rate was 21.8% for the thirteen weeks ended June 26, 2025 compared to 19.8% in the corresponding prior year period.
Income tax expense was $31.4 million during the twenty-six weeks ended June 26, 2025 compared to $21.3 million during the twenty-six weeks ended June 27, 2024. The effective tax rate was 21.9% for the twenty-six weeks ended June 26, 2025 compared to 16.7% in the corresponding prior year period.
The effective tax rate increases during the thirteen and twenty-six weeks ended June 26, 2025 were primarily due to decreases in excess tax benefits related to stock-based compensation awards.
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
For the periods presented, the following table reconciles EBITDA and Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
in thousands	June 26, 2025	June 27, 2024	June 26, 2025	June 27, 2024
Net income	$63,178	$56,666	$112,056	$106,698
Depreciation and amortization (1)	59,337	57,837	118,724	113,716
Interest expense, net	1,076	663	2,624	2,618
Income tax expense	17,640	13,999	31,443	21,323
EBITDA	141,231	129,165	264,847	244,355
Stock-based compensation expense (2)	8,922	8,355	15,502	15,587
Other (3)	—	(663)	(375)	(87)
Adjusted EBITDA	$150,153	$136,857	$279,974	$259,855
(1) Excludes amortization of deferred financing costs, which is included as part of interest expense, net.
(2) Represents non-cash charges related to stock-based compensation programs, which vary from period to period depending on the timing of awards and forfeitures.
(3) Other adjustments include amounts management does not consider indicative of our core operating performance. Amounts for the twenty-six weeks ended June 26, 2025 and the thirteen and twenty-six weeks ended June 27, 2024 relate to changes in the fair value of contingent earn-out liabilities.
Liquidity and Capital Resources
Liquidity is provided primarily by cash flows from operations and our $800.0 million ABL Facility. Unrestricted liquidity as of June 26, 2025 was $876.9 million, consisting of $176.9 million in cash and cash equivalents and $700.0 million immediately available for borrowing under the ABL Facility without violating any covenants thereunder. Our liquidity is generally not seasonal.
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

Total capital expenditures in fiscal 2025 are planned to be between approximately $280 million to $320 million and are expected to be funded primarily by cash generated from operations and borrowings under the ABL Facility. Our capital needs may change in the future due to changes in our business, new opportunities that we choose to pursue, or other factors. We currently expect the following for capital expenditures in fiscal 2025 (projected amounts are based on the gross costs that we expect to accrue for these investments on the Condensed Consolidated Balance Sheets in fiscal 2025, which may include amounts incurred but not yet settled in cash during the period):
•invest approximately $180 million to $205 million to open 20 warehouse-format stores, relocate stores, and begin construction on stores opening after fiscal 2025;
•invest approximately $20 million to $25 million in new distribution centers near Seattle and Baltimore;
•invest approximately $45 million to $50 million in existing stores and distribution centers; and
•invest approximately $35 million to $40 million in information technology infrastructure, e-commerce, and other store support center initiatives.
Cash Flow Analysis
A summary of our operating, investing, and financing activities is shown in the following table:

	Twenty-six Weeks Ended
in thousands	June 26, 2025	June 27, 2024
Net cash provided by operating activities	$155,276	$341,480
Net cash used in investing activities	(160,827)	(225,614)
Net cash used in financing activities	(5,242)	(12,185)
Net (decrease) increase in cash and cash equivalents	$(10,793)	$103,681
Net Cash Provided by Operating Activities
Cash provided by operating activities consists primarily of (i) net income adjusted for non-cash items, including depreciation and amortization, stock-based compensation, deferred income taxes, and changes in the fair values of contingent earn-out liabilities and (ii) changes in working capital.
Net cash provided by operating activities during the twenty-six weeks ended June 26, 2025 and June 27, 2024 was $155.3 million and $341.5 million, respectively. The decrease in net cash provided by operating activities was primarily driven by changes in inventory and trade accounts payable.
Net Cash Used in Investing Activities
Investing activities typically consist primarily of capital expenditures for new store openings and existing store remodels, including leasehold improvements, racking, fixtures, vignettes, design centers, and new infrastructure and information systems. Cash payments to acquire businesses are also included in investing activities.
Net cash used in investing activities during the twenty-six weeks ended June 26, 2025 and June 27, 2024 was $160.8 million and $225.6 million, respectively. The decrease in net cash used in investing activities was due to a decrease in capital expenditures primarily driven by a decrease in new stores under construction compared to the corresponding prior year period.
Net Cash Used in Financing Activities
Financing activities consist primarily of borrowings and related repayments under our Credit Facilities, tax payments related to the vesting or exercise of stock-based compensation awards, proceeds from the exercise of stock options and our employee stock purchase program, and payments of contingent earn-out consideration.
Net cash used in financing activities during the twenty-six weeks ended June 26, 2025 and June 27, 2024 was $5.2 million and $12.2 million, respectively. The decrease in net cash used in financing activities was primarily driven by a decrease in payments of contingent earn-out liabilities and tax payments for stock-based compensation awards.

Our Credit Facilities
As of June 26, 2025, total Term Loan Facility debt outstanding was $199.2 million, and no amounts were outstanding under our ABL Facility. For additional information regarding our Term Loan Facility and ABL Facility, including applicable covenants and other details, please refer to Note 3, “Debt” to our condensed consolidated financial statements included in this Quarterly Report.
Credit Ratings
Our credit ratings are periodically reviewed by rating agencies. As of June 26, 2025, our Standard & Poor’s issuer credit rating of BB with a stable outlook and Moody’s issuer credit rating of Ba3 with a stable outlook remain unchanged from December 26, 2024. These ratings and our current credit condition affect, among other things, our ability to access new capital. Negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be lowered or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, financial condition, results of operations, and liquidity. In particular, a weakening of our financial condition, including an increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, result in a credit rating downgrade or change in outlook, or otherwise increase our cost of borrowing.
U.S. Tariffs and Global Economy
The current geopolitical environment, particularly related to existing and potential changes in global trade and tariffs, has created uncertainty surrounding the future state of the global economy and related impacts to our supply chain. In early 2025, the U.S. imposed significant additional tariffs on products from most countries where we source products, with further tariffs being considered. Although some of those tariffs were subsequently paused, it is unclear whether the pause will remain in place, and if so, for how long. Additionally, certain countries where we source products either have imposed or are considering imposing new tariffs and other trade measures on U.S. products in response, resulting in potentially escalating tariffs and trade conflict between the U.S. and its trading partners.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of Part II of the Annual Report. While our exposure to market risk has not changed materially since December 26, 2024, uncertainty with respect to the economic effects of declines in economic conditions that affect the residential housing market and consumer spending for hard surface flooring, inflation, global supply chain disruptions, regulatory and political conditions, tariffs and trade policy, and geopolitical instability, among other factors, have introduced significant volatility in the financial markets, including interest rates and foreign currency exchange rates. See further discussion in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details.

Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our Credit Facilities, which have variable interest rates. Based on the $199.2 million total outstanding principal balance of our Credit Facilities as of June 26, 2025, a 1.0% increase in the effective interest rate of this debt would cause an increase in interest expense of approximately $2.0 million over the next twelve months, excluding the impact of our interest rate cap contract. To lessen our exposure to interest rate risk, we entered into an interest rate cap contract in January 2024 with a notional value of $150.0 million. The interest rate cap contract effectively caps SOFR-based interest payments on a portion of the Company’s Term Loan Facility at 5.50% beginning in May 2024 and will continue until the interest rate cap contract expires in April 2026. For additional information related to the Company’s Credit Facilities and the interest rate cap contract, refer to Note 3, “Debt” and Note 8, “Fair Value Measurements,” respectively, to our condensed consolidated financial statements included in this Quarterly Report.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in reports filed or submitted under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, have reviewed the effectiveness of the Company’s disclosure controls and procedures as of June 26, 2025 and, based on their evaluation, have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. The condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the fiscal quarter ended June 26, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the fiscal quarter ended June 26, 2025, the Company did not engage in any unregistered sales of any of its equity securities, and neither the Company nor any of its affiliated purchasers repurchased any of the Company’s equity securities.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 26, 2025, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Incorporated by Reference
Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Floor & Decor Holdings, Inc.	8-K	001-38070	3.1	5/12/2025
3.2	Fourth Amended and Restated Bylaws of Floor & Decor Holdings, Inc.	8-K	001-38070	3.2	5/12/2025
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*

*	Filed herewith.
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

FLOOR & DECOR HOLDINGS, INC.

Dated: July 31, 2025	By:	/s/ Thomas V. Taylor
Thomas V. Taylor
Chief Executive Officer
(Principal Executive Officer)

Dated: July 31, 2025	By:	/s/ Bryan H. Langley
Bryan H. Langley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)