Form 10-Q
period 2025-09-25
Floor & Decor Holdings, Inc.
filed 2025-10-30
CIK 1507079

74

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2025
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2025
Class A common stock, $0.001 par value per share	107,756,127

Forward-Looking Statements
The discussion in this Form 10-Q for the quarterly period ended September 25, 2025 (the “Quarterly Report”), including under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I and Item 1A, “Risk Factors” of Part II, contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical fact contained in this Quarterly Report, including statements regarding our future operating results and financial position, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “seeks,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “budget,” “potential,” or “continue” or the negative of these terms or other similar expressions.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

in thousands, except for share and per share data	September 25, 2025	December 26, 2024
Assets
Current assets:
Cash and cash equivalents	$204,484	$187,669
Income taxes receivable	11,917	21,735
Receivables, net	157,709	101,486
Inventories, net	1,164,161	1,132,599
Prepaid expenses and other current assets	55,932	48,896
Total current assets	1,594,203	1,492,385
Fixed assets, net	1,853,156	1,786,587
Right-of-use assets	1,614,253	1,331,238
Intangible assets, net	147,453	150,203
Goodwill	257,940	257,940
Deferred income tax assets, net	18,404	17,082
Other assets	35,346	15,043
Total long-term assets	3,926,552	3,558,093
Total assets	$5,520,755	$5,050,478
Liabilities and stockholders’ equity
Current liabilities:
Current portion of term loan	$2,103	$2,103
Current portion of lease liabilities	150,560	138,646
Trade accounts payable	724,626	794,855
Accrued expenses and other current liabilities	364,887	295,425
Deferred revenue	12,985	13,163
Total current liabilities	1,255,161	1,244,192
Term loan	194,218	194,527
Lease liabilities	1,638,479	1,351,282
Deferred income tax liabilities, net	45,204	67,832
Other liabilities	25,543	22,487
Total long-term liabilities	1,903,444	1,636,128
Total liabilities	3,158,605	2,880,320
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at September 25, 2025 and December 26, 2024	—	—
Common stock Class A, $0.001 par value; 450,000,000 shares authorized; 107,745,936 shares issued and outstanding at September 25, 2025 and 107,356,999 issued and outstanding at December 26, 2024	108	107
Additional paid-in capital	570,458	547,818
Accumulated other comprehensive income (loss), net	(5)	(40)
Retained earnings	1,791,589	1,622,273
Total stockholders’ equity	2,362,150	2,170,158
Total liabilities and stockholders’ equity	$5,520,755	$5,050,478
See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
in thousands, except for per share data	September 25, 2025	September 26, 2024	September 25, 2025	September 26, 2024
Net sales	$1,179,527	$1,117,926	$3,554,417	$3,348,354
Cost of sales	667,571	632,056	2,001,605	1,901,424
Gross profit	511,956	485,870	1,552,812	1,446,930
Operating expenses:
Selling and store operating	363,751	339,135	1,108,796	1,014,888
General and administrative	67,559	67,687	206,130	202,135
Pre-opening	8,629	12,731	19,746	32,951
Total operating expenses	439,939	419,553	1,334,672	1,249,974
Operating income	72,017	66,317	218,140	196,956
Interest expense, net	591	189	3,215	2,807
Income before income taxes	71,426	66,128	214,925	194,149
Income tax expense	14,166	14,438	45,609	35,761
Net income	$57,260	$51,690	$169,316	$158,388
Change in fair value of hedge instruments, net of tax	24	(185)	35	(1,501)
Total comprehensive income	$57,284	$51,505	$169,351	$156,887
Basic earnings per share	$0.53	$0.48	$1.57	$1.48
Diluted earnings per share	$0.53	$0.48	$1.56	$1.46
See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Common Stock Class A
in thousands	Shares	Amount
Balance, December 27, 2024	107,357	$107	$547,818	$(40)	$1,622,273	$2,170,158
Stock-based compensation expense	—	—	6,580	—	—	6,580
Exercise of stock options	50	—	1,288	—	—	1,288
Issuance of common stock upon vesting of restricted stock units	247	1	(1)	—	—	—
Shares issued under employee stock purchase plan	36	—	3,081	—	—	3,081
Common stock redeemed for tax liability	(84)	—	(8,212)	—	—	(8,212)
Other comprehensive loss, net of tax	—	—	—	(10)	—	(10)
Net income	—	—	—	—	48,878	48,878
Balance, March 27, 2025	107,606	$108	$550,554	$(50)	$1,671,151	$2,221,763
Stock-based compensation expense	—	—	8,922	—	—	8,922
Exercise of stock options	23	—	754	—	—	754
Issuance of common stock upon vesting of restricted stock units	12	—	—	—	—	—
Common stock redeemed for tax liability	(3)	—	(296)	—	—	(296)
Other comprehensive gain, net of tax	—	—	—	21	—	21
Net income	—	—	—	—	63,178	63,178
Balance, June 26, 2025	107,638	$108	$559,934	$(29)	$1,734,329	$2,294,342
Stock-based compensation expense	—	—	6,870	—	—	6,870
Exercise of stock options	60	—	1,019	—	—	1,019
Issuance of common stock upon vesting of restricted stock units	10	—	—	—	—	—
Shares issued under employee stock purchase plan	42	—	2,889	—	—	2,889
Common stock redeemed for tax liability	(4)	—	(254)	—	—	(254)
Other comprehensive gain, net of tax	—	—	—	24	—	24
Net income	—	—	—	—	57,260	57,260
Balance, September 25, 2025	107,746	$108	$570,458	$(5)	$1,791,589	$2,362,150
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

Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Thirty-nine Weeks Ended
in thousands	September 25, 2025	September 26, 2024
Operating activities
Net income	$169,316	$158,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	180,492	172,690
Deferred income taxes	(23,937)	(15,813)
Stock-based compensation expense	22,372	25,618
Change in fair value of contingent earn-out liabilities	(375)	(866)
Loss on asset impairments and disposals, net	64	1,511
Changes in operating assets and liabilities:
Receivables, net	(4,223)	(4,838)
Inventories, net	(31,562)	60,143
Trade accounts payable	(73,765)	60,747
Accrued expenses and other current liabilities	22,908	21,939
Income taxes	9,431	24,840
Deferred revenue	(178)	1,195
Other, net	(12,775)	(3,786)
Net cash provided by operating activities	257,768	501,768
Investing activities
Purchases of fixed assets	(238,839)	(349,360)
Net cash used in investing activities	(238,839)	(349,360)
Financing activities
Payments on term loan	(1,577)	(1,577)
Borrowings on revolving line of credit	—	258,600
Payments on revolving line of credit	—	(258,600)
Payments of contingent earn-out liabilities	(806)	(2,002)
Proceeds from exercise of stock options	3,061	6,211
Proceeds from employee stock purchase plan	5,970	5,459
Tax payments for stock-based compensation awards	(8,762)	(14,110)
Net cash used in financing activities	(2,114)	(6,019)
Net increase in cash and cash equivalents	16,815	146,389
Cash and cash equivalents, beginning of the period	187,669	34,382
Cash and cash equivalents, end of the period	$204,484	$180,771
Supplemental disclosures of cash flow information
Buildings and equipment acquired under operating leases	$399,656	$167,135
Cash paid for interest, net of capitalized interest	$7,084	$3,959
Cash paid for income taxes, net of refunds	$59,846	$26,728
Fixed assets accrued at the end of the period	$64,846	$89,090
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
As of September 25, 2025, the Company, through its wholly owned subsidiary, Floor and Decor Outlets of America, Inc. (“Outlets”), operates 262 warehouse-format stores, which average 76,000 square feet, and five small-format standalone design studios in 38 states, as well as five distribution centers, an e-commerce site, FloorandDecor.com, and a commercial surfaces business through its subsidiary, Spartan Surfaces, LLC (“Spartan”). Substantially all of the Company’s operating assets and liabilities are held by Outlets.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. The Condensed Consolidated Balance Sheet as of December 26, 2024 has been derived from the audited Consolidated Balance Sheet for the fiscal year then ended. The interim condensed consolidated financial statements should be read together with the audited consolidated financial statements and related footnote disclosures included in the Company’s Annual Report on Form 10-K for fiscal 2024, filed with the SEC on February 20, 2025 (the “Annual Report”). Management believes the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments considered necessary for a fair statement of results for the interim periods presented. Results of operations for the thirteen and thirty-nine weeks ended September 25, 2025 are not necessarily indicative of the results to be expected for the full year.
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

Recently Issued Accounting Pronouncements
Internal-Use Software. In September 2025, the FASB issued ASU No. 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40).” ASU 2025-06 modernizes the guidance for accounting for internal-use software costs by removing references to project stages and clarifying the threshold applied to begin capitalizing costs. The guidance in ASU 2025-06 is effective for fiscal years beginning after December 15, 2027 and interim periods within those fiscal years, and can be applied prospectively, retrospectively, or using a modified transition approach. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-06 on the Company’s consolidated financial statements and related disclosures.
Except as discussed above, there were no significant changes in the recently issued accounting pronouncements from those disclosed in Note 1, “Summary of Significant Accounting Policies” in Part II, Item 8, “Financial Statements and Supplementary Data” of our Annual Report. Recently issued accounting pronouncements not disclosed in this Quarterly Report or in the Annual Report are either not applicable to the Company or are not expected to have a material impact to the Company.
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
Contract liabilities within the Condensed Consolidated Balance Sheet as of September 25, 2025 primarily consisted of deferred revenue as well as amounts in accrued expenses and other current liabilities related to the Pro Premier Rewards loyalty program and unredeemed gift cards. During the third quarter of fiscal 2025, the Company modified its loyalty program to include a redemption option that allows customers to redeem earned points for gift cards. As of September 25, 2025, contract liabilities totaled $81.4 million and included $60.0 million of loyalty program liabilities, $13.0 million of deferred revenue, and $8.4 million of unredeemed gift cards. As of December 26, 2024, contract liabilities totaled $20.2 million and included $13.2 million of deferred revenue and $7.0 million of unredeemed gift cards. Of the contract liabilities outstanding as of December 26, 2024, approximately $15.2 million was recognized in revenue during the thirty-nine weeks ended September 25, 2025.

Disaggregated Revenue
The Company has one reportable segment. The following tables present the net sales of each major product category:

	Thirteen Weeks Ended
	September 25, 2025		September 26, 2024
dollars in thousands	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Laminate and vinyl	$274,113	23%	$271,210	24%
Tile	268,517	23	255,202	23
Installation materials and tools	248,930	21	231,400	21
Decorative accessories and wall tile	193,678	17	188,537	17
Wood	82,685	7	67,016	6
Natural stone	51,111	4	50,704	5
Adjacent categories	28,551	2	27,852	2
Other (1)	31,942	3	26,005	2
Total	$1,179,527	100%	$1,117,926	100%

	Thirty-nine Weeks Ended
	September 25, 2025		September 26, 2024
dollars in thousands	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Laminate and vinyl	$844,437	24%	$808,598	24%
Tile	805,807	23	774,018	23
Installation materials and tools	738,778	21	683,296	21
Decorative accessories and wall tile	592,979	17	577,921	17
Wood	249,549	7	201,146	6
Natural stone	155,140	4	154,127	5
Adjacent categories	89,101	2	75,963	2
Other (1)	78,626	2	73,285	2
Total	$3,554,417	100%	$3,348,354	100%
(1)Other includes delivery, sample, and other product revenue and adjustments for deferred revenue, sales returns reserves, and other revenue related adjustments that are not allocated on a product-category basis.
3. Debt
The following table summarizes the Company’s long-term debt as of September 25, 2025 and December 26, 2024:

in thousands	Maturity Date	Interest Rate Per Annum at September 25, 2025		September 25, 2025	December 26, 2024
Credit Facilities:
Term Loan Facility (1)	February 14, 2027	6.32%	Variable	$198,716	$200,293
Asset-based Loan Facility (“ABL Facility”)	August 4, 2027	5.41%	Variable	—	—
Total secured debt at par value				198,716	200,293
Less: current maturities				2,103	2,103
Long-term debt maturities				196,613	198,190
Less: unamortized discount and debt issuance costs				2,395	3,663
Total long-term debt				$194,218	$194,527
(1)The applicable interest rate for the Term Loan Facility as presented herein does not include the effect of the interest rate cap contract. Refer to Note 8, “Fair Value Measurements” for additional details related to the Company’s interest rate cap contract.

The following table summarizes scheduled maturities of the Company’s debt as of September 25, 2025:

in thousands	Amount
Thirteen weeks ending December 25, 2025	$526
2026	2,629
2027	195,561
Total minimum debt payments	$198,716
Components of interest expense are as follows for the periods presented:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
in thousands	September 25, 2025	September 26, 2024	September 25, 2025	September 26, 2024
Total interest expense, net of interest income (1)	$2,359	$2,849	$7,374	$9,653
Less: interest capitalized	1,768	2,660	4,159	6,846
Interest expense, net	$591	$189	$3,215	$2,807
(1)Total interest expense, net of interest income includes interest income related to the Company’s cash on hand and interest rate cap contracts. The Company recognized interest income of $2.0 million for both the thirteen weeks ended September 25, 2025 and September 26, 2024 and $5.5 million and $5.2 million for the thirty-nine weeks ended September 25, 2025 and September 26, 2024, respectively. Refer to Note 8, “Fair Value Measurements” for additional details related to the Company’s interest rate cap contract.
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
ABL Facility
As of September 25, 2025, the Company’s ABL Facility had a maximum availability of $800.0 million with actual available borrowings limited to the sum, at the time of calculation, of (a) eligible credit card receivables multiplied by the credit card advance rate, plus (b) the cost of eligible inventory, net of inventory reserves, multiplied by the applicable appraisal percentage, plus (c) 85% of eligible net trade receivables, plus (d) all eligible cash on hand, plus (e) 100% of the amount for which any eligible letter of credit must be honored after giving effect to any draws, minus certain Availability Reserves (each component as defined in the ABL Facility). The ABL Facility is available for issuance of letters of credit and contains a sublimit of $50.0 million for standby letters of credit and commercial letters of credit combined. Available borrowings under the facility are reduced by the face amount of outstanding letters of credit. The Company’s ABL Facility allows for the Company, under certain circumstances, to increase the size of the facility by an additional amount up to $200.0 million.
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
As of September 25, 2025, net availability under the ABL Facility was $689.0 million as reduced by letters of credit of $37.1 million.

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
Fair Value of Debt
Market risk associated with the Company’s long-term debt relates to the potential change in fair value and negative impact to future earnings, respectively, from a change in interest rates. The aggregate fair value of debt is based primarily on the Company’s estimates of interest rates, maturities, credit risk, and underlying collateral. The estimated fair value and classification within the fair value hierarchy of the Term Loan Facility was as follows as of September 25, 2025 and December 26, 2024:

in thousands	Fair Value Hierarchy Classification	September 25, 2025	December 26, 2024
Term Loan Facility	Level 3	$198,468	$199,542
The Term Loan Facility fair value is classified as Level 3 within the fair value hierarchy due to the use of unobservable inputs significant to the valuation, including indicative pricing from counterparties and discounted cash flow methods. No amounts were outstanding under the ABL Facility as of September 25, 2025 and December 26, 2024.
4. Income Taxes
Effective tax rates for the thirteen and thirty-nine weeks ended September 25, 2025 and September 26, 2024 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within each period. The Company’s effective income tax rate was 19.8% and 21.8% for the thirteen weeks ended September 25, 2025 and September 26, 2024, respectively, and 21.2% and 18.4% for the thirty-nine weeks ended September 25, 2025 and September 26, 2024, respectively. For the thirteen weeks ended September 25, 2025, the effective income tax rate was lower than the statutory federal income tax rate of 21.0% primarily due to federal tax credits. For the thirty-nine weeks ended September 25, 2025, the effective income tax rate was higher than the statutory federal income tax rate of 21.0% primarily due to state income taxes that were partially offset by federal tax credits. For the thirteen weeks ended September 26, 2024, the effective income tax rate was higher than the statutory federal income tax rate of 21.0% primarily due to state income taxes that were partially offset by excess tax benefits related to stock-based compensation awards. For the thirty-nine weeks ended September 26, 2024, the effective income tax rate was lower than the statutory federal income tax rate of 21.0% primarily due to excess tax benefits related to stock-based compensation awards.
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

When readily determinable, the rate implicit in the lease is used to discount lease payments to present value; however, substantially all of the Company’s leases do not provide a readily determinable implicit rate. If the rate implicit in the lease is not readily determinable, the Company uses a third party to assist in the determination of a secured incremental borrowing rate, determined on a collateralized basis, to discount lease payments based on information available at lease commencement. The secured incremental borrowing rate is estimated based on yields obtained from Bloomberg for U.S. consumers with a BB credit rating and is adjusted for collateralization as well as inflation. As of September 25, 2025 and September 26, 2024, the Company’s weighted average discount rate was 6.0% and 5.8%, respectively. As of both September 25, 2025 and September 26, 2024, the weighted average remaining lease term of the Company’s leases was approximately 12 years.
Lease Costs
The table below presents components of lease expense for operating leases within the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income:

		Thirteen Weeks Ended		Thirty-nine Weeks Ended
in thousands		September 25, 2025	September 26, 2024	September 25, 2025	September 26, 2024
Fixed operating lease cost:	Selling and store operating	$48,082	$44,648	$142,683	$131,223
	Cost of sales	13,457	6,551	37,377	19,464
	Pre-opening	2,429	3,988	5,684	11,202
	General and administrative	1,153	1,029	3,417	3,089
Total fixed operating lease cost		$65,121	$56,216	$189,161	$164,978

Variable lease cost (1):	Selling and store operating	$19,132	$17,170	$61,559	$53,261
	Cost of sales	1,986	764	5,713	3,114
	Pre-opening	300	108	586	443
	General and administrative	541	718	1,337	1,875
Total variable lease cost		$21,959	$18,760	$69,195	$58,693

Sublease income	Cost of sales	(333)	(691)	(1,963)	(2,053)

Total operating lease cost (2)		$86,747	$74,285	$256,393	$221,618
(1)Includes variable costs for common area maintenance, property taxes, and insurance on leased real estate.
(2)Excludes short-term lease costs, which were immaterial for the thirteen and thirty-nine weeks ended September 25, 2025 and September 26, 2024.

Undiscounted Cash Flows
Future minimum lease payments under non-cancelable operating leases as of September 25, 2025 were as follows:

in thousands	Amount
Thirteen weeks ending December 25, 2025	$58,202
2026	257,438
2027	248,753
2028	229,016
2029	216,656
Thereafter	1,615,652
Total minimum lease payments (1) (2)	2,625,717
Less: amount of lease payments representing interest	836,678
Present value of future minimum lease payments	1,789,039
Less: current obligations under leases	150,560
Long-term lease obligations	$1,638,479
(1)Future lease payments exclude approximately $26.3 million of legally binding minimum lease payments for operating leases signed but not yet commenced.
(2)Operating lease payments include $288.7 million related to options to extend lease terms that are reasonably certain of being exercised.
For the thirty-nine weeks ended September 25, 2025 and September 26, 2024, cash paid for amounts included in the measurement of operating lease liabilities was $184.8 million and $157.8 million, respectively.
Litigation
As previously disclosed, including in our Annual Report under “Litigation” in Note 9, “Commitments and Contingencies” of the notes to our consolidated financial statements included therein, on November 15, 2021, the Company was added as a defendant in a wrongful death lawsuit, Nguyen v. Inspections Now, Inc., No. 21-DCV-287142, pending in the 434th Judicial District Court of Fort Bend County, Texas. Bestview International Company (“Bestview International”) was also named as a defendant in the case. The Company maintained insurance to cover liability arising out of this lawsuit up to the policy limits and subject to meeting certain deductibles and to other terms and conditions thereof. In 2022, the Company exhausted its deductible for this lawsuit. In September 2025, the Company and the plaintiff and intervenors agreed to settle the case and resolve all claims related to the lawsuit. The entire settlement amount was within our coverage limits, and our insurance carriers have committed to fully fund the settlement. The Company recognized a liability and a corresponding receivable as of September 25, 2025 for the settlement amount. Accordingly, there is no loss related to this settlement.
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
6. Stock-based Compensation
In accordance with ASC 718, Compensation – Stock Compensation, the Company measures compensation cost for all stock-based awards at fair value on the date of grant and recognizes compensation expense, net of forfeitures, using the straight-line method over the requisite service period of awards expected to vest, which for each of the awards is the service vesting period. Stock-based compensation expense within the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income for the thirty-nine weeks ended September 25, 2025 and September 26, 2024 was $22.4 million and $25.6 million, respectively.

Stock Options
The table below summarizes stock option activity for the thirty-nine weeks ended September 25, 2025:

	Options	Weighted Average Exercise Price
Outstanding at December 27, 2024	1,147,400	$30.93
Exercised	(132,665)	$23.07
Forfeited or expired	(2,725)	$95.09
Outstanding at September 25, 2025	1,012,010	$31.79
Vested and exercisable at September 25, 2025	1,012,010	$31.79
Restricted Stock Units
The Company periodically grants restricted stock units (“RSUs”), each of which represents an unfunded, unsecured right to receive a share of the Company’s Class A common stock upon vesting. During the thirty-nine weeks ended September 25, 2025, the Company granted RSUs to certain employees, executive officers, and non-employee directors comprised of service-based RSUs and performance-based RSUs. Service-based RSUs vest based on the grantee’s continued service through the vesting date. The performance-based RSUs cliff vest based on (i) the Company’s achievement of predetermined financial metrics at the end of a three-year performance period and (ii) the grantee’s continued service through the vesting date. Depending on the extent to which the relevant performance goals are achieved, the number of common shares earned upon vesting may range from 0% to 200% of the award granted. The Company assesses the probability of achieving all performance goals on a quarterly basis. The service period for RSUs granted during the period varies by grantee and is one year from the grant date for non-employee directors and two to three years from the grant date for employees and executive officers. The grant-date fair value of service-based RSUs and performance-based RSUs is based on the closing market price of the Company’s Class A common stock on the date of grant.
The following table summarizes RSU activity during the thirty-nine weeks ended September 25, 2025:

	Restricted Stock Units
	Service-based		Performance-based		Total shareholder return
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at December 27, 2024	589,061	$101.03	224,168	$96.09	54,650	$104.67
Granted	351,620	$94.74	101,483	$91.73	—	$—
Vested	(268,746)	$99.93	—	$—	—	$—
Forfeited	(64,884)	$98.63	(56,113)	$94.50	(16,815)	$104.67
Unvested at September 25, 2025	607,051	$98.14	269,538	$94.78	37,835	$104.67
Restricted Stock Awards
The following table summarizes restricted stock award activity during the thirty-nine weeks ended September 25, 2025:

	Service-based Restricted Stock Awards
	Shares	Weighted Average Grant Date Fair Value
Unvested at December 27, 2024	3,499	$95.68
Vested	(3,499)	$95.68
Unvested at September 25, 2025	—	$—

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
The following table shows the computation of basic and diluted earnings per share for the periods presented:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
in thousands, except per share data	September 25, 2025	September 26, 2024	September 25, 2025	September 26, 2024
Net income	$57,260	$51,690	$169,316	$158,388
Basic weighted average shares outstanding	107,714	107,185	107,597	107,000
Dilutive effect of share-based awards	754	1,107	815	1,282
Diluted weighted average shares outstanding	108,468	108,292	108,412	108,282
Basic earnings per share	$0.53	$0.48	$1.57	$1.48
Diluted earnings per share	$0.53	$0.48	$1.56	$1.46
The following potentially dilutive securities were excluded from the computation of diluted earnings per share as a result of their anti-dilutive effect:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
in thousands	September 25, 2025	September 26, 2024	September 25, 2025	September 26, 2024
Stock options	37	4	37	3
Restricted stock units	406	4	410	4
8. Fair Value Measurements
As of September 25, 2025 and December 26, 2024, the Company had certain financial assets and liabilities on its Condensed Consolidated Balance Sheets that were required to be measured at fair value on a recurring or non-recurring basis. The estimated fair values of financial assets and liabilities such as cash and cash equivalents, receivables, prepaid expenses and other current assets, other assets, accounts payable, and accrued expenses and other current liabilities approximate their respective carrying values as reported within the Condensed Consolidated Balance Sheets. See Note 3, “Debt” for discussion of the fair value of the Company’s debt.
Contingent Earn-out Liabilities
As of September 25, 2025, the Company’s contingent earn-out liability had an aggregate estimated fair value of $0.8 million, which is included in accrued expenses and other current liabilities within the Condensed Consolidated Balance Sheets. The contingent earn-out liability is classified as Level 3 within the fair value hierarchy due to the use of unobservable inputs that are significant to the valuation.
The table below summarizes changes in contingent earn-out liabilities during the thirty-nine weeks ended September 25, 2025:

in thousands	Contingent Earn-out Liabilities
Balance at December 26, 2024	$4,502
Fair value adjustment	(375)
Payments	(3,377)
Balance at September 25, 2025	$750
The $0.4 million decrease in the fair value of the contingent earn-out liability during the thirty-nine weeks ended September 25, 2025 was recognized as a benefit in general and administrative expenses within the Condensed Consolidated Statements of Operations and Comprehensive Income.

Interest Rate Cap Contract
Changes in interest rates impact the Company’s results of operations. In an effort to manage exposure to this risk, the Company enters into derivative contracts and may adjust its derivative portfolio as market conditions change.
As of September 25, 2025, the Company’s outstanding interest rate cap contract was designated as a cash flow hedge. The contract has a notional value of $150.0 million and effectively caps SOFR-based interest payments on a portion of the Company’s Term Loan Facility at 5.50% beginning in May 2024 and will continue until the interest rate cap contract expires in April 2026. The effective portion of the gain or loss on effective cash flow hedges is reported as a component of accumulated other comprehensive income (“AOCI”) and reclassified into earnings in the same period in which the hedged transaction affects earnings. The effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item. To the extent the change in the fair value of the hedge does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the hedge is immediately recognized in earnings.
The Company’s outstanding interest rate cap contract as of September 25, 2025 and December 26, 2024 was valued primarily using Level 2 inputs based on data readily observable in public markets. The Company’s interest rate cap contract was negotiated with counterparties without going through a public exchange. Accordingly, the Company’s fair value assessment for the derivative contract gave consideration to the risk of counterparty default as well as the Company’s own credit risk. As of September 25, 2025, the fair value of the interest rate cap was less than $0.1 million and is included in prepaid expenses and other current assets within the Condensed Consolidated Balance Sheets. As of December 26, 2024, the fair value of the interest rate cap was $0.1 million, of which less than $0.1 million is included in prepaid expenses and other current assets and less than $0.1 million is included in other assets within the Condensed Consolidated Balance Sheets.
No interest income was reclassified from AOCI into earnings related to the interest rate cap contract during the thirteen weeks ended September 25, 2025 and September 26, 2024 and the thirty-nine weeks ended September 25, 2025. During the thirty-nine weeks ended September 26, 2024, the Company reclassified $1.9 million of interest income from AOCI into earnings related to the interest rate cap contracts.
9. Supply Chain Finance
The Company facilitates supply chain finance programs through financial intermediaries, which provide certain suppliers the option to be paid by the financial intermediaries earlier than the due date on the applicable invoice. When a supplier utilizes one of the supply chain finance programs and receives an early payment from a financial intermediary, the supplier takes a discount on the invoice. The Company then pays the financial intermediary the full amount of the invoice on the original due date. The Company does not reimburse suppliers for any costs they incur for participation in the program. Supplier participation is voluntary, and there are no assets pledged as security or other forms of guarantees provided for the committed payment to the financial intermediaries. As a result, all amounts owed to the financial intermediaries are presented as trade accounts payable in the Condensed Consolidated Balance Sheets. Amounts due to the financial intermediaries reflected in trade accounts payable at September 25, 2025 and December 26, 2024 were $149.4 million and $167.7 million, respectively.
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

The following tables show the Company’s segment information for the periods presented:

	Thirteen Weeks Ended
	September 25, 2025			September 26, 2024
in thousands	Retail	Other (1)	Consolidated	Retail	Other (1)	Consolidated
Net sales	$1,118,570	$60,957	$1,179,527	$1,064,102	$53,824	$1,117,926
Less:
Cost of sales	625,690			595,424
Personnel expense (2)	189,176			178,501
Property cost (3)	142,795			134,927
Other segment items (4)	92,159			92,306
Operating income (5)	68,750	3,267	72,017	62,944	3,373	66,317
Interest expense, net			591			189
Income before income taxes			$71,426			$66,128

	Thirty-nine Weeks Ended
	September 25, 2025			September 26, 2024
in thousands	Retail	Other (1)	Consolidated	Retail	Other (1)	Consolidated
Net sales	$3,375,600	$178,817	$3,554,417	$3,182,592	$165,762	$3,348,354
Less:
Cost of sales	1,880,198			1,787,602
Personnel expense (2)	577,708			529,762
Property cost (3)	425,729			396,659
Other segment items (4)	284,236			283,064
Operating income (5)	207,729	10,411	218,140	185,505	11,451	196,956
Interest expense, net			3,215			2,807
Income before income taxes			$214,925			$194,149
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
(5)Includes depreciation and amortization expense of $58.5 million and $56.2 million for the thirteen weeks ended September 25, 2025 and September 26, 2024, respectively, and $174.8 million and $167.7 million for the thirty-nine weeks ended September 25, 2025 and September 26, 2024, respectively, in our Retail segment.

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
Overview
Founded in 2000, Floor & Decor is a high-growth, differentiated, multi-channel specialty retailer of hard surface flooring and related accessories and seller of commercial surfaces with 262 warehouse-format stores and five small-format standalone design studios across 38 states as of September 25, 2025. We believe our unique approach to selling hard surface flooring and our consistent and disciplined culture of innovation and reinvestment create a differentiated business model in the hard surface flooring category. We believe that we offer the broadest in-stock assortment of laminate and vinyl, tile, wood, and natural stone flooring and installation materials and decorative accessories, as well as adjacent categories, at everyday low prices. This positions us as the one-stop destination for our customers’ entire hard surface flooring needs. We appeal to a variety of customers, including Pros and homeowners, which are comprised of DIY and BIY customers.
During the thirty-nine weeks ended September 25, 2025, we opened 12 new warehouse-format stores and closed one warehouse-format store. Additionally, we opened a new distribution center near Seattle, Washington, ending the quarter with five distribution centers.
We operate on a 52- or 53-week fiscal year ending the Thursday on or preceding December 31. The following discussion contains references to the thirteen and thirty-nine weeks ended September 25, 2025 and September 26, 2024, respectively.
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

The following tables summarize key components of our results of operations for the periods indicated:

	Thirteen Weeks Ended
	September 25, 2025		September 26, 2024		Increase (Decrease)
dollars in thousands	Amount	% of Net Sales	Amount	% of Net Sales	$	%
Net sales	$1,179,527	100.0%	$1,117,926	100.0%	$61,601	5.5%
Cost of sales	667,571	56.6	632,056	56.5	35,515	5.6%
Gross profit	511,956	43.4	485,870	43.5	26,086	5.4%
Operating expenses:
Selling and store operating	363,751	30.8	339,135	30.3	24,616	7.3%
General and administrative	67,559	5.7	67,687	6.1	(128)	(0.2)%
Pre-opening	8,629	0.8	12,731	1.2	(4,102)	(32.2)%
Total operating expenses	439,939	37.3	419,553	37.6	20,386	4.9%
Operating income	72,017	6.1	66,317	5.9	5,700	8.6%
Interest expense, net	591	—	189	—	402	212.7%
Income before income taxes	71,426	6.1	66,128	5.9	5,298	8.0%
Income tax expense	14,166	1.2	14,438	1.3	(272)	(1.9)%
Net income	$57,260	4.9%	$51,690	4.6%	$5,570	10.8%

	Thirty-nine Weeks Ended
	September 25, 2025		September 26, 2024		Increase (Decrease)
dollars in thousands	Amount	% of Net Sales	Amount	% of Net Sales	$	%
Net sales	$3,554,417	100.0%	$3,348,354	100.0%	$206,063	6.2%
Cost of sales	2,001,605	56.3	1,901,424	56.8	100,181	5.3%
Gross profit	1,552,812	43.7	1,446,930	43.2	105,882	7.3%
Operating expenses:
Selling and store operating	1,108,796	31.2	1,014,888	30.3	93,908	9.3%
General and administrative	206,130	5.8	202,135	6.0	3,995	2.0%
Pre-opening	19,746	0.6	32,951	1.0	(13,205)	(40.1)%
Total operating expenses	1,334,672	37.6	1,249,974	37.3	84,698	6.8%
Operating income	218,140	6.1	196,956	5.9	21,184	10.8%
Interest expense, net	3,215	0.1	2,807	0.1	408	14.5%
Income before income taxes	214,925	6.0	194,149	5.8	20,776	10.7%
Income tax expense	45,609	1.2	35,761	1.1	9,848	27.5%
Net income	$169,316	4.8%	$158,388	4.7%	$10,928	6.9%

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 25, 2025	September 26, 2024	September 25, 2025	September 26, 2024
Comparable store sales	(1.2)%	(6.4)%	(0.8)%	(9.0)%
Comparable average ticket	1.8%	(2.4)%	2.6%	(3.7)%
Comparable transactions	(3.0)%	(4.1)%	(3.3)%	(5.6)%
Number of warehouse-format stores	262	241	262	241
Adjusted EBITDA (in thousands) (1)	$138,764	$132,897	$418,738	$392,752
Adjusted EBITDA (% of net sales)	11.8%	11.9%	11.8%	11.7%
(1)Refer to “Non-GAAP Financial Measures” further below for a reconciliation of Adjusted EBITDA to net income.

Net Sales
Net sales during the thirteen weeks ended September 25, 2025 increased $61.6 million, or 5.5%, compared to the corresponding prior year period primarily due to sales from the 22 new warehouse-format stores that we opened since September 26, 2024, partially offset by a decrease in comparable store sales of 1.2%. The comparable store sales decline during the period of 1.2%, or $12.4 million, was due to a 3.0% decrease in comparable transactions, partially offset by a 1.8% increase in comparable average ticket. Non-comparable sales increased $74.0 million from the corresponding prior year period primarily driven by new stores.
Net sales during the thirty-nine weeks ended September 25, 2025 increased $206.1 million, or 6.2%, compared to the corresponding prior year period primarily due to sales from the 22 new warehouse-format stores that we opened since September 26, 2024, partially offset by a decrease in comparable store sales of 0.8%. The comparable store sales decline during the period of 0.8%, or $26.4 million, was due to a 3.3% decrease in comparable transactions, partially offset by a 2.6% increase in comparable average ticket. Non-comparable sales increased $232.5 million from the corresponding prior year period primarily driven by new stores.
We believe the decreases in comparable transactions during the thirteen and thirty-nine weeks ended September 25, 2025 were largely driven by the continued impact of low existing home sales. The increases in comparable average ticket during the thirteen and thirty-nine weeks ended September 25, 2025 were primarily due to changes in sales mix.
We estimate that retail sales during both the thirteen and thirty-nine weeks ended September 25, 2025 and September 26, 2024 were approximately 50% from homeowners and 50% from Pros.
Gross Profit and Gross Margin
Gross profit during the thirteen weeks ended September 25, 2025 increased $26.1 million, or 5.4%, compared to the corresponding prior year period. The increase in gross profit was primarily driven by the 5.5% increase in net sales, partially offset by a decrease in gross margin to 43.4%, down approximately 10 basis points from 43.5% in the corresponding prior year period. The decrease in gross margin was primarily driven by an increase in distribution center costs, partially offset by favorable product margin.
Gross profit during the thirty-nine weeks ended September 25, 2025 increased $105.9 million, or 7.3%, compared to the corresponding prior year period. The increase in gross profit was primarily driven by the 6.2% increase in net sales and an increase in gross margin to 43.7%, up approximately 50 basis points from 43.2% in the corresponding prior year period. The increase in gross margin was primarily driven by a decrease in supply chain costs, partially offset by an increase in distribution center costs.
Selling and Store Operating Expenses
Selling and store operating expenses during the thirteen weeks ended September 25, 2025 increased $24.6 million, or 7.3%, compared to the corresponding prior year period. The increase in selling and store operating expenses was primarily driven by $30.1 million for non-comparable stores. As a percentage of net sales, selling and store operating expenses increased by approximately 50 basis points to 30.8% from 30.3% in the corresponding prior year period.
Selling and store operating expenses during the thirty-nine weeks ended September 25, 2025 increased $93.9 million, or 9.3%, compared to the corresponding prior year period. The increase in selling and store operating expenses was primarily driven by $102.4 million for non-comparable stores. As a percentage of net sales, selling and store operating expenses increased by approximately 90 basis points to 31.2% from 30.3% in the corresponding prior year period.
The increases in selling and store operating expenses as a percentage of net sales during the thirteen and thirty-nine weeks ended September 25, 2025 were primarily attributable to the addition of new stores and deleverage from a decrease in comparable store sales.
General and Administrative Expenses
General and administrative expenses during the thirteen weeks ended September 25, 2025 decreased $0.1 million, or 0.2%, compared to the corresponding prior year period. Our general and administrative expenses as a percentage of net sales decreased by approximately 40 basis points to 5.7% from 6.1% in the corresponding prior year period.

General and administrative expenses during the thirty-nine weeks ended September 25, 2025 increased $4.0 million, or 2.0%, compared to the corresponding prior year period. Our general and administrative expenses as a percentage of net sales decreased by approximately 20 basis points to 5.8% from 6.0% in the corresponding prior year period. The increase in general and administrative expenses in total was primarily driven by an increase of $5.3 million in personnel expenses, partially offset by a decrease of $1.5 million in other operating expenses.
The decreases in general and administrative expenses as a percentage of net sales for the thirteen and thirty-nine weeks ended September 25, 2025 were primarily driven by leverage of our general and administrative costs on higher net sales.
Pre-Opening Expenses
Pre-opening expenses during the thirteen weeks ended September 25, 2025 decreased $4.1 million, or 32.2%, compared to the corresponding prior year period.
Pre-opening expenses during the thirty-nine weeks ended September 25, 2025 decreased $13.2 million, or 40.1%, compared to the corresponding prior year period.
The decreases in pre-opening expenses during the thirteen and thirty-nine weeks ended September 25, 2025 primarily resulted from decreases in the number of stores that we opened and lower relocation expenses compared to the corresponding prior year period.
Interest Expense, Net
Net interest expense during the thirteen weeks ended September 25, 2025 increased $0.4 million, or 212.7%, compared to the corresponding prior year period primarily due to a decrease in interest capitalized, partially offset by lower average interest rates and lower average outstanding borrowings.
Net interest expense during the thirty-nine weeks ended September 25, 2025 increased $0.4 million, or 14.5%, compared to the corresponding prior year period primarily due to a decrease in interest capitalized, partially offset by higher interest income as a result of higher cash balances.
Income Tax Expense
Income tax expense was $14.2 million during the thirteen weeks ended September 25, 2025 compared to $14.4 million during the thirteen weeks ended September 26, 2024. The effective tax rate was 19.8% for the thirteen weeks ended September 25, 2025 compared to 21.8% in the corresponding prior year period. The effective tax rate decrease during the thirteen weeks ended September 25, 2025 was primarily due to a decrease in state income taxes and an increase in federal tax credits.
Income tax expense was $45.6 million during the thirty-nine weeks ended September 25, 2025 compared to $35.8 million during the thirty-nine weeks ended September 26, 2024. The effective tax rate was 21.2% for the thirty-nine weeks ended September 25, 2025 compared to 18.4% in the corresponding prior year period. The effective tax rate increase during the thirty-nine weeks ended September 25, 2025 was primarily due to a decrease in excess tax benefits related to stock-based compensation awards.
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
For the periods presented, the following table reconciles EBITDA and Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
in thousands	September 25, 2025	September 26, 2024	September 25, 2025	September 26, 2024
Net income	$57,260	$51,690	$169,316	$158,388
Depreciation and amortization (1)	59,877	57,328	178,601	171,044
Interest expense, net	591	189	3,215	2,807
Income tax expense	14,166	14,438	45,609	35,761
EBITDA	131,894	123,645	396,741	368,000
Stock-based compensation expense (2)	6,870	10,031	22,372	25,618
Other (3)	—	(779)	(375)	(866)
Adjusted EBITDA	$138,764	$132,897	$418,738	$392,752
(1)Excludes amortization of deferred financing costs, which is included as part of interest expense, net.
(2)Represents non-cash charges related to stock-based compensation programs, which vary from period to period depending on the timing of awards and forfeitures.
(3)Other adjustments include amounts management does not consider indicative of our core operating performance. Amounts for the thirty-nine weeks ended September 25, 2025 and the thirteen and thirty-nine weeks ended September 26, 2024 relate to changes in the fair value of contingent earn-out liabilities.
Liquidity and Capital Resources
Liquidity is provided primarily by cash flows from operations and our $800.0 million ABL Facility. Unrestricted liquidity as of September 25, 2025 was $893.5 million, consisting of $204.5 million in cash and cash equivalents and $689.0 million immediately available for borrowing under the ABL Facility without violating any covenants thereunder. Our liquidity is generally not seasonal.
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

Total capital expenditures in fiscal 2025 are planned to be between approximately $280 million to $300 million and are expected to be funded primarily by cash generated from operations. Our capital needs may change in the future due to changes in our business, new opportunities that we choose to pursue, or other factors. We currently expect the following for capital expenditures in fiscal 2025 (projected amounts are based on the gross costs that we expect to accrue for these investments on the Condensed Consolidated Balance Sheets in fiscal 2025, which may include amounts incurred but not yet settled in cash during the period):
•invest approximately $180 million to $200 million to open 20 warehouse-format stores, relocate stores, and begin construction on stores opening after fiscal 2025;
•invest approximately $20 million in new distribution centers near Seattle and Baltimore;
•invest approximately $45 million in existing stores and distribution centers; and
•invest approximately $35 million in information technology infrastructure, e-commerce, and other store support center initiatives.
Cash Flow Analysis
A summary of our operating, investing, and financing activities is shown in the following table:

	Thirty-nine Weeks Ended
in thousands	September 25, 2025	September 26, 2024
Net cash provided by operating activities	$257,768	$501,768
Net cash used in investing activities	(238,839)	(349,360)
Net cash used in financing activities	(2,114)	(6,019)
Net increase in cash and cash equivalents	$16,815	$146,389
Net Cash Provided by Operating Activities
Cash provided by operating activities consists primarily of (i) net income adjusted for non-cash items, including depreciation and amortization, stock-based compensation, deferred income taxes, and changes in the fair values of contingent earn-out liabilities and (ii) changes in working capital.
Net cash provided by operating activities during the thirty-nine weeks ended September 25, 2025 and September 26, 2024 was $257.8 million and $501.8 million, respectively. The decrease in net cash provided by operating activities was primarily driven by changes in inventory and trade accounts payable.
Net Cash Used in Investing Activities
Investing activities typically consist primarily of capital expenditures for new store openings and existing store remodels, including leasehold improvements, racking, fixtures, vignettes, design centers, and new infrastructure and information systems. Cash payments to acquire businesses are also included in investing activities.
Net cash used in investing activities during the thirty-nine weeks ended September 25, 2025 and September 26, 2024 was $238.8 million and $349.4 million, respectively. The decrease in net cash used in investing activities was due to a decrease in capital expenditures primarily driven by a decrease in new stores under construction compared to the corresponding prior year period.
Net Cash Used in Financing Activities
Financing activities consist primarily of borrowings and related repayments under our Credit Facilities, tax payments related to the vesting or exercise of stock-based compensation awards, proceeds from the exercise of stock options and our employee stock purchase program, and payments of contingent earn-out consideration.
Net cash used in financing activities during the thirty-nine weeks ended September 25, 2025 and September 26, 2024 was $2.1 million and $6.0 million, respectively. The decrease in net cash used in financing activities was primarily driven by a decrease in tax payments for stock-based compensation awards.

Our Credit Facilities
As of September 25, 2025, total Term Loan Facility debt outstanding was $198.7 million, and no amounts were outstanding under our ABL Facility. For additional information regarding our Term Loan Facility and ABL Facility, including applicable covenants and other details, please refer to Note 3, “Debt” to our condensed consolidated financial statements included in this Quarterly Report.
Credit Ratings
Our credit ratings are periodically reviewed by rating agencies. As of September 25, 2025, our Standard & Poor’s issuer credit rating of BB with a stable outlook and Moody’s issuer credit rating of Ba3 with a stable outlook remain unchanged from December 26, 2024. These ratings and our current credit condition affect, among other things, our ability to access new capital. Negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be lowered or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, financial condition, results of operations, and liquidity. In particular, a weakening of our financial condition, including an increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, result in a credit rating downgrade or change in outlook, or otherwise increase our cost of borrowing.
U.S. Tariffs and Global Economy
The current geopolitical environment, particularly related to existing and potential changes in global trade and tariffs, has created uncertainty surrounding the future state of the global economy and related impacts to our supply chain. In 2025, the U.S. has imposed significant additional tariffs on products from most countries where we source products, with further tariffs being considered. Although some tariffs were subsequently paused, it is unclear whether the pauses will remain in place, and if so, for how long. Additionally, certain countries where we source products either have imposed or are considering imposing new tariffs and other trade measures on the U.S. in response, resulting in potentially escalating tariffs and trade conflict between the U.S. and its trading partners.
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

Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our Credit Facilities, which have variable interest rates. Based on the $198.7 million total outstanding principal balance of our Credit Facilities as of September 25, 2025, a 1.0% increase in the effective interest rate of this debt would cause an increase in interest expense of approximately $2.0 million over the next twelve months, excluding the impact of our interest rate cap contract. To lessen our exposure to interest rate risk, we entered into an interest rate cap contract in January 2024 with a notional value of $150.0 million. The interest rate cap contract effectively caps SOFR-based interest payments on a portion of the Company’s Term Loan Facility at 5.50% beginning in May 2024 and will continue until the interest rate cap contract expires in April 2026. For additional information related to the Company’s Credit Facilities and the interest rate cap contract, refer to Note 3, “Debt” and Note 8, “Fair Value Measurements,” respectively, to our condensed consolidated financial statements included in this Quarterly Report.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in reports filed or submitted under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, have reviewed the effectiveness of the Company’s disclosure controls and procedures as of September 25, 2025 and, based on their evaluation, have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. The condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the fiscal quarter ended September 25, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
See the information under the “Litigation” caption in Note 5, “Commitments and Contingencies” to our condensed consolidated financial statements included in this Quarterly Report, which we incorporate herein by reference.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the fiscal quarter ended September 25, 2025, the Company did not engage in any unregistered sales of any of its equity securities, and neither the Company nor any of its affiliated purchasers repurchased any of the Company’s equity securities.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 25, 2025, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

FLOOR & DECOR HOLDINGS, INC.

Dated: October 30, 2025	By:	/s/ Thomas V. Taylor
Thomas V. Taylor
Chief Executive Officer
(Principal Executive Officer)

Dated: October 30, 2025	By:	/s/ Bryan H. Langley
Bryan H. Langley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)