Form 10-K
period 2025-12-25
Floor & Decor Holdings, Inc.
filed 2026-02-19
CIK 1507079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The aggregate market value of the Registrant’s Common Stock held by non-affiliates as of June 26, 2025, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $8.2 billion. There were 107,875,310 shares of Common Stock outstanding as of February 16, 2026.
Documents Incorporated by Reference:
Portions of the Registrant’s proxy statement for the Annual Meeting of Shareholders to be filed pursuant to Regulation 14A of the Exchange Act on or before April 24, 2026, are incorporated by reference into Part III of this Form 10-K. Except as expressly incorporated by reference, the Registrant’s proxy statement shall not be deemed to be part of this report.

FORWARD-LOOKING STATEMENTS.
The discussion in this Form 10-K for the fiscal year ended December 25, 2025 (the “Annual Report”), including under Item 1A, “Risk Factors” of Part I and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II, contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical fact contained in this Annual Report, including statements regarding our future operating results and financial position, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “seeks,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “budget,” “potential,” or “continue” or the negative of these terms or other similar expressions.
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
Although we believe that the expectations reflected in the forward-looking statements in this Annual Report are reasonable, we cannot guarantee future events, results, performance, or achievements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements in this Annual Report, including, without limitation, those factors described in Item 1A, “Risk Factors” of Part I of this Annual Report, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of this Annual Report, and elsewhere in the Company’s filings with the Securities and Exchange Commission (the “SEC”). Some of the key factors that could cause actual results to differ from our expectations include the following:
•macroeconomic headwinds, including high interest rates and weak home sales;
•our failure to successfully manage new store growth or higher than expected costs;
•our ability to manage our comparable store sales;
•our inability to lease or acquire new store locations on acceptable terms, renew or replace our current store leases, or make payments under our leases;
•our failure to maintain and enhance our brand image and awareness;
•our failure to successfully anticipate and manage trends, consumer preferences, and demand;
•our inability to successfully manage increased competition;
•adverse changes in global trade policies, tariffs, or import enforcement actions, any of which could impact our ability to import from foreign suppliers, raise our costs, or disrupt our supply chain;
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
•personal injury, product liability and warranty claims and related governmental investigations;

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
•payments-related risks;
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
Our fiscal year is the 52- or 53-week period ending on the Thursday on or preceding December 31. The following discussion contains references to fiscal 2026, fiscal 2025, fiscal 2024, fiscal 2023, fiscal 2022, and fiscal 2021, which represent our fiscal years ended or ending, respectively, December 31, 2026, December 25, 2025, December 26, 2024, December 28, 2023, December 29, 2022, and December 30, 2021. Fiscal years 2025, 2024, 2023, 2022 and 2021 are 52-week periods, and fiscal 2026 is a 53-week period. When a 53-week fiscal year occurs, the Company reports the additional week at the end of the fiscal fourth quarter.
Our Company
Founded in 2000, Floor & Decor is a high-growth, differentiated, multi-channel specialty retailer of hard surface flooring and related accessories and seller of commercial surfaces. Floor & Decor Holdings, Inc. was incorporated as a Delaware corporation in October 2010 in connection with the acquisition of Floor and Decor Outlets of America, Inc. in November 2010 by our previous sponsor owners. As of December 25, 2025, we operated 270 warehouse-format stores and five small-format design studios across 39 states. We believe that we offer the broadest in-stock assortment of laminate and vinyl, tile, wood, and natural stone flooring and installation materials and decorative accessories, as well as adjacent categories, at everyday low prices. This positions us as the one-stop destination for our customers’ entire hard surface flooring needs. We appeal to a variety of customers, including professional installers and commercial businesses (“Pro”) and homeowners, which are comprised of do-it-yourself customers (“DIY”) and buy-it-yourself customers, who buy our products for professional installation (“BIY”).

Our warehouse-format stores, which average approximately 76,000 square feet, are typically larger than any of our specialty retail flooring competitors’ stores. Other large format home improvement retailers only allocate a small percentage of their floor space to hard surface flooring and accessories. By carrying a deep level of in-stock hard surface flooring inventory and wide range of tools and accessories, we seek to offer our customers immediate availability of everything they need to complete their entire flooring project. In addition to our stores, our website, FloorandDecor.com, showcases our products, offers informational training and design ideas, and provides product availability for in-store pickup or delivery. Our ability to purchase directly from manufacturers through our direct sourcing model enables us to offer our products at everyday low prices and be fast to market with a balanced assortment of best-seller and trend-forward products. We believe these factors create a differentiated value proposition for Floor & Decor and drive customer loyalty with our Pro and homeowner customers in our markets.
Our Competitive Strengths
We believe our strengths, described below, set us apart from our competitors and are the key drivers of our success.
Unparalleled Customer Value Proposition. Our customer value proposition is a critical driver of our business. The key components include:
•Differentiated Assortment Across a Wide Variety of Hard Surface Flooring Categories. We carry a comprehensive in-stock, trend-forward product assortment with on average approximately 4,200 stock keeping units (“SKUs”) in each store, which, based on our market experience, is a far greater in-stock offering than any other flooring retailer. Additionally, we customize our product assortment at the store level for the local preferences of each market. We work with our suppliers to quickly introduce new products and styles in our stores. We appeal to a wide range of customers through our “good/better/best” merchandise selection, our broad range of product styles from classic to modern, and our new trend-forward products. We consistently innovate with proprietary brands.
•Everyday Low Prices. We leverage our ability to source directly from manufacturers and quarries to offer our flooring products and related accessories at everyday low prices throughout the year instead of engaging in frequent promotional activities. We believe this strategy creates trust with our customers because they consistently receive low prices at Floor & Decor without having to wait for a sale or negotiate to obtain the lowest price.
•One-Stop Project Destination with Immediate Availability. We carry an extensive range of products, including flooring and decorative accessories, as well as installation materials and tools, to fulfill a customer’s entire flooring project. In addition, we have adjacent categories such as vanities, bathroom accessories, shower doors, custom countertops, and kitchen cabinets. Our stores carry a large in-stock assortment at job size quantities to differentiate us from our competitors. When a product is not available in the store, our five regional distribution centers and neighboring stores can often quickly ship the product to meet a customer’s needs. Customers also have access to our full catalog of inventory for in-store pickup or delivery through our website.
Unique and Inspiring Shopping Environment. Our stores are typically designed with warehouse features including high ceilings, clear signage, bright lighting, and industrial racking and are staffed with knowledgeable store associates. We offer an easy-to-navigate store layout with clear lines of sight and departments organized by our major product categories. We invest heavily in large, visually inspiring merchandise displays that showcase our assortment as well as marketing throughout our stores to highlight product features, benefits, and design elements. These features educate our customers and enable them to visualize how the product would look in their homes or businesses. Our stores have design centers, with multiple different vignettes showcasing project ideas to further inspire our customers. We employ experienced designers in all of our stores to provide free design consulting. Additionally, we provide a robust online experience for potential customers on our website.
Extensive Service Offerings to Enhance the Pro Customer Experience. We provide an efficient one-stop shopping experience for our Pro customers, offering everyday low prices on a broad selection of high-quality flooring products, deep inventory levels to support immediate availability of our products, credit offerings, free storage for purchased inventory, convenient store hours, and separate entrances for merchandise pick-up. Each store has a dedicated Pro sales force with technology to service our Pro customers more efficiently. We also offer design services through our experienced designers, which helps our Pro customers serve their customers. We have a Pro Premier loyalty program, which rewards Pro customers based on purchases. Rewarding our Pro customers through this program is intended to improve their loyalty to Floor & Decor, and by serving the needs of Pro customers, we drive repeat high-ticket purchases, customer referrals, and brand awareness from this attractive and loyal customer segment.

Decentralized Culture with an Experienced Store-Level Team and Emphasis on Training. We have a decentralized culture that empowers managers at the store and regional levels to make key decisions to maximize the customer experience. Our store managers, who carry the title Chief Executive Merchant (“CEM”), have significant flexibility to localize product mix and customize pricing, marketing, merchandising, visual displays, and other elements in consultation with their regional leaders. We believe this approach differentiates us from our national competitors, who tend to have standardized assortments across markets. Throughout the year, we regularly train our employees on a variety of topics, including product knowledge, sales strategies, leadership, and store operations. Our store managers and store department managers are an integral part of our company, and many have years of relevant industry experience in retail.
Sophisticated, Global Supply Chain. Our merchandising team has developed direct sourcing relationships with more than 240 vendors in the U.S. and around the world and has long-term relationships with many of them. We often collaborate with our vendors to design products to address emerging customer preferences that we observe in our stores and markets. We procure the majority of our products directly from manufacturers, which eliminates additional costs from exporters, importers, wholesalers, and distributors. Direct sourcing is a key competitive advantage, as many of our specialty retail flooring competitors are too small to have the scale or the resources to work directly with suppliers.
Highly Experienced Management Team. Led by our Chief Executive Officer, Brad Paulsen, our management team brings substantial expertise from leading retailers and other companies across various core functions, including store operations, merchandising, marketing, real estate, e-commerce, supply chain management, finance, legal, and information technology. Our management team drives our organization with a focus on strong merchandising, superior customer experience, expanding our store footprint, and fostering a strong, decentralized culture.
Our Growth Strategy
We expect to drive growth in net sales and profitability through the following strategies:
Open Warehouse-Format Stores in New and Existing Markets. Our disciplined approach to new store development integrates an analytical, research-driven site selection methodology with a rigorous real estate review and approval process, incorporating strategic store size optimization based on market-specific conditions. Through our site selection process, we evaluate key market characteristics including age of homes, housing density, home ownership, median income, competitor concentration, and other demographic variables in both new and existing markets. Based on these characteristics, we believe there is a significant opportunity to expand our warehouse-format store base from 270 stores as of December 25, 2025 to at least 500 in the United States over the long-term. We plan to target store openings in new and existing markets across various market sizes. We intend to open a range of store sizes from 50,000 to 75,000 square feet to serve different expected market sales potentials to achieve our desired rate of return over the long-term. When opening new stores, inventory orders are placed several months prior to a new store opening. Substantial investment is made in constructing the site, hiring and training employees, and marketing the new store through pre-opening events. Our historical new store performance, the performance of our more mature stores, and our disciplined real estate expansion strategy in successfully opening retail stores support our belief in the store expansion opportunity.
Increase Comparable Store Sales. We expect to grow comparable store sales over the long-term by continuing to offer our customers a dynamic and expanding selection of compelling, everyday low priced hard surface flooring and accessories while maintaining strong service. Because approximately 50% of our stores have been open for less than five years, we believe they will continue to drive comparable store sales growth as newer stores ramp up to maturity. We believe that we can continue to enhance our customer experience by focusing on service, optimizing sales and marketing strategies, investing in store staff and infrastructure, remodeling existing stores, and improving visual merchandising and the overall aesthetic appeal of our stores. We also believe that growing our Pro, Commercial, and design strategies, further integrating connected customer strategies, and enhancing other key information technology, will contribute to increased comparable store sales. As we increase awareness of Floor & Decor’s brand, we believe there is a significant opportunity to gain additional market share.
Enhance Our “Connected Customer” Experience. Floor & Decor’s online experience allows our customers to discover our product selection, learn more about the products that suit their project, and purchase products either for delivery or pick up in-store. Our online experience also enables an omnichannel experience by providing the customer information about what they will find in their local store, and, once in the store, offers easily accessible product specifications and inspirational design ideas for products they are considering. We continuously invest in our connected customer strategies to help customers discover and engage with our brand and products across the shopping journey.
Continue to Invest in the Pro Customer. We believe our differentiated focus on Pro customers has created a competitive advantage for us and will continue to drive sales growth. We continue to invest in people and technology to gain and retain Pro customers due to their frequent high-ticket purchases, loyalty, and propensity to refer other potential customers. We continually refresh and expand our services to Pros to better facilitate our growing Pro business.

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
Expand Our Sales in Commercial Surfaces. We continue to grow our commercial surfaces business both organically and through acquisitions, applying many of the same strategies that have allowed us to be successful in selling residential retail hard surface flooring, including high quality, trend-forward hard surface flooring sourced at a low cost directly from the manufacturer. In fiscal 2021, we entered the commercial surfaces market by acquiring Spartan Surfaces, LLC (“Spartan”). We intend to continue to focus on both organic and inorganic growth to address the entire commercial surfaces market.
Enhance Margins Through Increased Operating Leverage. Operating margin improvement opportunities will include enhanced product sourcing processes and overall leveraging of our store-level fixed costs, existing infrastructure, supply chain, corporate overhead, and other fixed costs resulting from increased sales productivity, as well as cost reductions due to operational efficiencies and managing expenses. We anticipate that the planned expansion of our store base and improvement in comparable store sales will also support increasing economies of scale over the long-term while still making significant investments in our business.
Our Industry
Floor & Decor operates in the large, growing, and highly fragmented U.S. retail hard surface flooring market and commercial surfaces market. We believe that long-term growth in the hard surface flooring market will continue to be driven by several home remodeling demand drivers. These include existing home sales, aging homes, rising home equity values, and the secular shift from carpet to hard surface flooring. In addition, we believe we have an opportunity to increase our market share as many of our competitors are unable to effectively compete with our combination of price, service, and broad in-stock assortment. The competitive landscape of the hard surface flooring market includes big-box home improvement centers, national and regional specialty flooring retailers, independent flooring retailers, and distributors. We believe we have an opportunity to continue to gain share in the hard surface flooring market with the largest in-stock selection of laminate and vinyl, tile, wood, and natural stone flooring and installation materials and decorative accessories.
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
•Natural stone: Marble, limestone, travertine, slate, and ledger.
•Adjacent categories: Vanities, shower doors, bath accessories, faucets, sinks, custom countertops, bathroom mirrors, bathroom lighting, and kitchen cabinets.
Refer to Note 2, “Revenue” of the notes to our consolidated financial statements included in this Annual Report for our net sales by major product category.
Connected Customer
We aim to elevate the total customer experience through our website FloorandDecor.com. Enhancements to our connected customer experience are critical to our increasingly interconnected customers who often perform extensive online research for their project before or after going to our store. Our website is an important tool for engaging our homeowner customers throughout their process. Our Pro customers use the website and our Pro app to browse our broad product assortment, to continually educate themselves on new techniques and trends, to share our virtual catalog and design ideas with their customers, and to utilize tools such as our calculators to aid with shopping. We designed the website to be a reflection of our stores and to promote our wide selection of high-quality products and everyday low prices. To this end, we believe the website provides not only the same localized product selection that customers can expect in our stores, but also the opportunity to extend our assortment by offering our entire portfolio of products.

In addition to highlighting our broad product selection, our website offers a convenient opportunity for customers to purchase products online and pick them up in our stores or have them delivered. As we continue to grow, we believe connected customer will become an increasingly important part of our strategy.
Marketing and Advertising
We maintain low advertising expenses of approximately 2% to 3% of net sales, while reaching new and repeat customers through a mix of marketing channels and capabilities. Our marketing strategy is designed to optimize our omnichannel experience, which integrates physical stores and digital channels. We measure the effectiveness of our marketing spend with a variety of metrics to most effectively drive awareness, customer acquisition, and sales.
Sourcing
Floor & Decor has a well-developed and geographically diverse supplier base. Our largest supplier, which is multinational, accounted for 10% of our net sales in fiscal 2025, while no other individual supplier accounted for 10% or more of our net sales. We are focused on bypassing importers, exporters, wholesalers, distributors, and other middlemen in our supply chain in order to reduce costs and lead time. Our direct sourcing model and the resulting relationships we have developed with our suppliers are distinct competitive advantages. The cost savings we achieve by directly sourcing our merchandise enable us to offer our customers everyday low prices. Additionally, our close relationships with suppliers allow us to collaborate with them directly to develop and quickly introduce innovative and quality products that meet our customers’ evolving tastes and preferences.
We have an established Global Sourcing and Compliance Department to, among other things, enhance our policies and procedures with respect to addressing compliance with applicable regulatory bodies, including compliance with the requirements of the Lacey Act, the California Air Resources Board, and the Environmental Protection Agency. This department also addresses compliance with Floor & Decor’s supplier compliance policies, such as specifications and packaging of the products we purchase. We utilize third-party consultants and service providers for audits, testing, and surveillance to ensure product safety and compliance. We have invested in technology and personnel to collaborate throughout the entire supply chain process.
Distribution and Order Fulfillment
Merchandise inventory is our most significant working capital asset and is considered “in-transit” or “available for sale,” based on whether we have physically received the products at an individual store location or in one of our five distribution centers. In-transit inventory generally varies due to contractual terms, country of origin, transit times, international holidays, weather patterns, and other factors.
We have invested significant resources to develop and enhance our distribution network. As of December 25, 2025, we have five distribution centers strategically located across the United States in port cities near Savannah, Houston, Los Angeles, Baltimore, and Seattle and a transload facility near Los Angeles. Logistics service providers arrange the shipping of our international and domestic purchases to our distribution centers and stores and bill us for shipping costs in accordance with our service agreements. All of our distribution centers are Company-operated facilities, and we have warehouse management and transportation management systems tailored to our unique needs across all distribution centers. We believe these systems reduce shrink and damage and help us better manage our inventory. We plan to continue to seek further opportunities to enhance our distribution capabilities and align them with our strategic growth initiatives. In particular, we anticipate opening an additional distribution center near Baltimore.
Management Information Systems
Technology plays a crucial role in the continued growth and success of our business. We have sought to integrate technology into all facets of our business, including supply chain, merchandising, store operations, point-of-sale, e-commerce, finance, accounting, and human resources. The integration of technology allows us to analyze the business in real time and react accordingly. Our inventory management system is our primary tool for forecasting and placing orders and managing in-stock inventory. The data-driven platform includes sophisticated forecasting tools based on historical trends in sales, inventory levels, and vendor lead times at the store and distribution center level by SKU, allowing us to support store managers in their localized merchandising efforts. We rely on the forecasting accuracy of our system to maintain the in-stock, job-lot quantities that our customers rely on. In 2024, we began a multi-year implementation of portions of our enterprise resource planning (ERP) system, which will replace our existing core financial and merchandising systems. The implementation is expected to go-live in phases through 2027.

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
Human Capital
We have built a strong team of employees to support our continued success. Each of our stores is led by a CEM and is supported by an operations manager, product category department managers, a design team, a Pro sales and support team, and a number of additional associates. Outside of our stores, we have employees dedicated to store support, infrastructure, e-commerce, customer care, and similar functions as well as support for our distribution centers and sourcing office. We dedicate significant resources to training our employees as they are key to our success. Our Chief Human Resources Officer, supported by the entire executive team, is responsible for developing and executing our human capital strategy. This includes the attraction, development, engagement, safety, and retention of employees and the design of associate compensation and benefits programs.
As of December 25, 2025, we had 13,723 employees, 10,469 of whom were full-time. Of the total employees, 11,790 work in our stores, 1,382 work in our store support center, customer care, or similar functions, 541 work in our distribution centers, and 10 work in our Asia sourcing office in Shanghai, China.
Currently none of our associates are represented by a union.
We look at a variety of measures and objectives related to the attraction, development, engagement, safety, and retention of our employees, including:
•Store Staffing. In order to provide the level of customer service that we expect, it is important that we adequately staff our stores with trained employees. As of December 25, 2025, our stores were staffed at a level that we deem appropriate.
•Training. Training associates is important to ensuring appropriate levels of customer service. We have a Learning Department, and in fiscal 2025, associates engaged in approximately 550,000 hours of training.
•Internal Advancement Opportunities. Our growth opportunities are a critical way to attract and retain employees, and we encourage a promote-from-within environment, with more than 1,450 employees promoted in fiscal 2025.
•Culture. We are mindful of the benefits of associate engagement as they are key to our culture and long-term success. We seek to build a workplace where we can leverage our collective talents, striving to ensure that all associates are treated with dignity and respect.
•Safety. Maintaining a safe working environment is very important to us. Our safety and store operations teams work on safety training and initiatives.
•Rewards. We reward our associates for their hard work and provide a variety of incentives to allow associates to share in the Company’s success, including (i) incentive compensation plans for all associates, (ii) a 401(k) plan with Company-sponsored match for eligible associates, (iii) health care benefits for full-time associates, (iv) an employee stock purchase plan that facilitates purchases of Company stock at a discount by eligible associates, and (v) other benefits such as an employee assistance program.
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
Seasonality
Historically, our business has had very little seasonality on a quarterly basis. Our specialty hard surface flooring product offering makes us less susceptible to holiday shopping seasonal patterns compared to other retailers.
Available Information
We maintain a website at www.FloorandDecor.com. The information on or available through our website is not, and should not be considered, a part of this Annual Report. You may access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as other reports relating to us that are filed with, or furnished to, the Securities and Exchange Commission (the “SEC”) free of charge on the Investor Relations page of our website.
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
Risks Related to Our Business and Industry
Persistent macroeconomic headwinds, including high interest rates and weak home sales, may continue to depress demand for our products.
Our sales are highly sensitive to consumer discretionary spending, which is influenced by factors such as overall economic conditions, interest rates, housing market activity, inflation, employment levels, and consumer confidence. In the past few years, we have faced a challenging environment as mortgage interest rates remain high and existing home sales remain low, which together have reduced home remodeling activity. Many homeowners are staying in their homes rather than moving or undertaking renovations due to factors including high financing costs and home affordability concerns. These conditions have directly contributed to softer demand for hard surface flooring. We have seen pressure on customer traffic and average ticket sizes, resulting in negative comparable store sales and weaker performance from new stores. If interest rates remain elevated or climb further, if housing turnover stays depressed, or if broader economic growth slows, consumers may continue deferring flooring purchases. High inflation over the past two years has also eroded discretionary income and savings, making budget-conscious consumers more hesitant to undertake big ticket projects. Any sustained weakness in consumer demand – whether due to prolonged high borrowing costs, low housing turnover, reduced consumer confidence, or an economic downturn – would adversely affect our sales and profitability. Prolonged macroeconomic headwinds could lead to continued negative same store sales, inventory build-up, and the need for heavier promotions to stimulate demand, which in turn would further pressure our margins and cash flow and could continue to adversely affect our business, financial condition, and operating results.
If we fail to successfully manage our new store growth or encounter higher-than-expected costs, our expansion plans and future profitability could suffer.
We have 270 warehouse-format stores and five small-format standalone design studios located throughout the United States as of December 25, 2025. We plan to continue opening new stores for the next several years. This growth strategy and the investment associated with the development of each new store may cause our operating results to fluctuate and be unpredictable or decrease our profits. We cannot ensure that new store locations will be available to us, or that they will be available on terms acceptable to us. If additional retail store locations are unavailable on acceptable terms, we may not be able to carry out a significant part of our growth strategy or our new stores’ profitability may be lower. Certain of our new store openings are expected to be smaller stores and certain stores will be in smaller markets. We have limited experience executing this strategy, and we cannot guarantee that we will be successful in this strategy. Our future operating results and ability to grow will depend on various other factors, including our ability to successfully select new markets and store locations; drive brand awareness, particularly in new markets; attract, train and retain highly qualified managers and staff; manage store opening costs, including rising construction costs and costs due to delays in obtaining necessary permits and completing construction; manage the impact of cannibalization by new stores on nearby existing store sales; and manage and expand our infrastructure to accommodate growth.

In addition, stores opened more recently have had, and many continue to have, higher construction, occupancy, and operating costs than stores opened in the past, and such stores may have lower profitability than stores opened in the past. Furthermore, laws or regulations may make opening new stores more difficult or cause unexpected delays. As we continue to open new stores, the ultimate cost of future store openings could continue to rise significantly due to delays in obtaining necessary construction and occupancy permits, construction-related costs, or other reasons. We cannot guarantee that any project will be completed on time, and delays in store openings have had, and may continue to have, a negative impact on our business and operating results. In addition, consumers in new markets may be less familiar with our brand, and we may need to increase brand awareness in such markets through additional investments in advertising or higher cost locations with more prominent visibility.
As a result of these factors and other factors that may be outside of our control, newly opened stores may not succeed, may not reach profitability at all, or may be slower to reach profitability than we expect. Future markets and newly opened stores may not be successful and, even if they are successful, our comparable store sales may not increase at historical rates or may decrease. To the extent that we are not able to overcome these various challenges, our operating results and future growth opportunities could be adversely affected. Furthermore, we may incur costs associated with the closure of underperforming stores, and such store closures may adversely impact our revenues.
We may continue to have negative comparable store sales or future comparable store growth lower than we expect, which has had and may continue to have a negative impact on our net sales, business, financial condition, and operating results.
Our comparable store sales decreased 1.8% for the fiscal year ended December 25, 2025 and by 7.1% for the fiscal year ended December 26, 2024, primarily due to decreased consumer demand for the products we sell. This decrease in comparable store sales has had a negative impact on our net sales for the fiscal year ended December 25, 2025, and while future net sales growth will depend substantially on our plans for new store openings, our comparable store sales growth is a significant driver of our net sales, profitability, cash flow, and overall business results. Because numerous factors affect our comparable store sales growth, as discussed in the other risk factors, it is possible that we will not achieve our targeted comparable store sales growth or that the change in comparable store sales could continue to be negative. If this trend continues, it is likely that overall net sales growth would be adversely affected, which could have a negative impact on our business, financial condition, and operating results.
If we are unable to enter into leases or acquire properties for additional stores on acceptable terms or renew or replace our current store leases, or if one or more of our current leases is terminated prior to expiration of its stated term and we cannot find suitable alternate locations, our growth and profitability could be adversely affected.
We currently lease the majority of our real estate, including most of our store locations and distribution centers and our store support center. Our growth strategy largely depends on our ability to identify and open future store locations, which can be difficult because our warehouse-format stores in major metropolitan markets generally require at least 50,000 square feet of floor space.
Our ability to negotiate acceptable lease terms for these store locations, to re-negotiate acceptable terms on expiring leases, or to negotiate acceptable terms for suitable alternate locations depends on conditions in the real estate market, competition for desirable properties, our relationships with current and prospective landlords, and other factors that are not within our control. We are required to use a significant portion of cash generated by our operations to satisfy our fixed lease obligations, which could adversely affect our ability to obtain future financing to support our growth or other operational investments. We will require substantial cash flows from operations to make our payments under our operating leases, all of which provide for periodic increases in rent. If we are not able to make payments under our operating leases, this could trigger defaults under other leases or, in certain circumstances, under our credit facilities, which could cause the counterparties or lenders under those agreements to accelerate the obligations due thereunder. We also intend to continue to purchase the real property for certain new locations, and such strategy may not be successful. Any or all of these factors and conditions could adversely affect our growth and profitability.
Our business largely depends on a strong brand image and awareness, and if we are unable to maintain and enhance our brand image and awareness, particularly in new markets where we have limited brand recognition, we may be unable to increase or maintain our level of sales.
We believe that our brand image and awareness contribute significantly to the success of our business. We rely on our reputation for offering everyday low prices, superior service, and a broad assortment of high-quality, trend-forward, safe products. We also believe that maintaining and enhancing our brand image and awareness, particularly in new markets where we have limited brand recognition, is important to preserving and expanding our customer base and growing sales. Our ability to successfully integrate newly opened stores into our surrounding communities, to expand into new markets, and to maintain the strength and distinctiveness of our brand in our existing markets will be adversely impacted if we fail to connect with our existing or target customers. Maintaining, promoting, and positioning our brand will depend largely on the success of our marketing and merchandising efforts and our ability to provide a consistent, high-quality product and customer experience. These efforts may require us to make substantial investments, which could adversely affect our cash flows and which may ultimately be unsuccessful. Failure to successfully market, maintain and grow our brand image and awareness in new and existing markets could harm our business, results of operations, and financial condition.

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
We operate in the hard surface flooring industry, which is highly fragmented and competitive. We face significant competition from big-box home improvement centers, national and regional specialty flooring retailers, independent flooring retailers, and distributors. Among other things, we compete on the basis of breadth of product assortment, everyday low prices, locations of stores, in-store availability of job-lot quantities, the quality of our products, customer service, and innovation. We face growing competition from omnichannel retailers who may have similar product offerings. In addition, while the hard surface flooring category has a relatively low threat of new internet-only entrants due to the nature of the product, the growth opportunities presented by e-commerce could outweigh these challenges and result in increased competition in this portion of our connected customer strategy. Customers are increasingly able to quickly comparison shop and determine real-time product availability and price using digital tools. We will be at a competitive disadvantage if, over time, our competitors are more effective than us in their utilization and integration of rapidly evolving technologies, including artificial intelligence. Further, as we expand into new and unfamiliar markets, we may experience different competitive conditions than in the past.
Some of our competitors are organizations that are larger, better capitalized, have existed longer, have product offerings that extend beyond hard surface flooring and related accessories, and have a more established market presence with substantially greater financial, marketing, delivery, customer loyalty, personnel, and other resources than we have. Competitors may forecast market developments more accurately than we do, offer similar products at a lower cost, have better delivery offerings, or adapt more quickly to new trends and technologies or evolving customer requirements than we do. Further, because the barriers to entry into the hard surface flooring industry are relatively low, manufacturers and suppliers of flooring and related products, including those whose products we currently sell, could enter the market and start directly competing with us. Intense competitive pressures from any of our present or future competitors could cause price declines, decrease demand for our products, and decrease our market share. Also, as we continue to grow and become more well-known, other companies may change their strategies to present new competitive challenges.
All of these factors may harm us and adversely affect our net sales, market share, and operating results.

Adverse changes in global trade policies, tariffs, or import enforcement actions could increase our costs or disrupt our supply chain.
The current domestic and international political environment, including existing and potential changes in global trade and tariffs, has resulted in uncertainty surrounding the future state of the global economy and related impacts to our supply chain. In 2025, the U.S. imposed significant additional tariffs on products from most countries where we source products. Although the U.S. has agreed to trade deals or frameworks for trade deals with certain countries and continues to negotiate with other countries, the timing of implementation and stability of these trade deals are unclear. Additionally, if the U.S. implements further tariffs, countries where we source products may impose new tariffs and other trade measures on the U.S. in response, resulting in potentially escalating trade conflict between the U.S. and its trading partners. Potential costs and any attendant impact on pricing arising from these tariffs and any further expansion in the types or levels of tariffs implemented could require us to modify our current business practices and could adversely affect our business, financial condition, and results of operations. These tariffs have increased and will continue to increase our inventory costs and associated cost of sales, which have resulted in and in the future may result in increased retail prices and may adversely impact sales. Furthermore, the broader impact of increased tariffs on the economy has and in the future may negatively impact consumer demand for our products, which may also have an adverse impact on sales.
Ongoing geopolitical tensions could adversely affect our business, financial condition, and results of operations. In particular, in recent years, tensions between mainland China and Taiwan have further escalated. In case of a military conflict between China and Taiwan, our ability to import products from Asia could be limited. Similarly, the ongoing war between Russia and Ukraine could impact our ability to import products and result in further increases in energy costs. The uncertain nature, magnitude, and duration of hostilities stemming from such conflicts, including the potential effects of sanctions and countersanctions, and retaliatory cyberattacks on the world economy and markets, have contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic factors that affect our business and operations.
In addition, the U.S. government has imposed import restrictions under withhold release orders for goods from the Xinjiang Uyghur Autonomous Region and under the Uyghur Forced Labor Prevention Act. These restrictions effectively prohibit imports of any goods made either wholly or in part in Xinjiang, which may induce greater supply chain compliance costs and delays to us and to our suppliers. While we do not believe that our suppliers source materials from Xinjiang for the products they sell to us, any detentions, withhold release orders, inquiries, or other policy developments could result in shortages, delays, and/or price increases that could disrupt our own supply chain, adversely affect our relationships with our suppliers, or cause our suppliers to fail to perform their obligations. We have developed multiple supply sources in a variety of countries and believe our vendor compliance program reflects our commitment to a supply chain free of forced labor. Despite these efforts, we could still be adversely affected by increases in our costs, negative publicity related to the industry, or other adverse consequences to our business.
Our operating results may be adversely affected if we do not successfully manage our inventory.
We currently maintain a high level of inventory in order to have a broad assortment of products across a wide variety of hard surface flooring categories in job-lot quantities, with inventory per warehouse-format store consisting of on average approximately 4,200 SKUs and approximately $2.7 million of inventory at cost as of December 25, 2025. We also carried an additional $486.3 million of inventory outside our stores, primarily at our distribution centers and in-transit to our distribution centers, as of December 25, 2025. The investment associated with this high level of inventory is substantial, and as we continue to broaden our supplier base, we may increase the number of SKUs and investments associated with inventory. The success of our business depends in part on our ability to identify shifts in consumer preferences, expectations and needs, as well as broader changes in the macroeconomic environment, and correspondingly forecast necessary inventory levels. If we fail to adequately project the amount or mix of our inventory, we may miss sales opportunities or have to take unanticipated markdowns or hold additional clearance events to sell through excess inventory, which will adversely affect our operating results.
In the past, we have incurred costs associated with inventory markdowns and obsolescence. Due to the likelihood that we will continue to incur such costs in the future, we generally include an allowance for such costs in our projections. However, the costs that we actually incur may be substantially higher than our estimates and may adversely affect our operating results.

Disruptions in our distribution network or supply chain could impair our ability to deliver products to stores and customers on time.
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
Our operating results may be affected by the wholesale prices of hard surface flooring products, installation materials, and the related accessories that we sell. These prices may increase based on a number of factors beyond our control, including the price of raw materials used in the manufacture of our products, transportation costs, energy costs, changes in supply and demand, concerns about inflation, general economic conditions, labor costs, competition, import duties, tariffs, currency exchange rates, government regulation, geopolitical or military conflicts, the impact of natural disasters, including those due to the effects of climate change, and other import costs. A material component of the cost of our products includes transportation costs to move the products from the manufacturer to our stores, and, as we have experienced, these costs could increase due to the factors listed above and in the other risks described in this report, which can have a material impact on inventory and cost of sales. We may not be able to adjust the prices of our products, especially in the short-term, to recover these cost increases, and a continual rise in such costs could adversely affect consumer spending and demand for our products, which could adversely affect our business, financial condition, and operating results.
Our success depends on the continued service of key personnel, and we are undergoing a significant leadership transition.
We believe that our success has historically depended, and will continue to depend, to a significant extent upon the skills, experience, and leadership of our executive officers and other key management personnel. The loss of the services of one or more of these individuals, or any failure to successfully manage leadership transitions, could have a material adverse effect on our business, financial condition, and operating results. Trevor Lang, who initially joined the Company in 2011 and served as our President since 2022, retired effective March 1, 2025. In connection with this transition, we appointed Bradley Paulsen as our new President in March 2025. Subsequently, Mr. Paulsen assumed the role of Chief Executive Officer in fiscal 2026, succeeding Thomas V. Taylor, who became Executive Chairman of the Board of Directors (the “Board”). This represents the first change in our Chief Executive Officer position since 2012.
Although this succession has been carefully planned, including Mr. Taylor’s active involvement and continued service as Executive Chairman, any change in senior leadership entails execution risk. Differences in leadership style or strategic priorities between outgoing and incoming executives could, if not effectively managed, result in confusion or misalignment. Our relationships with customers, suppliers, lenders, and other stakeholders may be impacted during the transition. Additionally, changes at the Chief Executive Officer level may prompt other key management personnel to reevaluate their positions, and there can be no assurance that all will remain with the Company. Failure to successfully execute these transitions or maintain alignment and motivation among our leadership team could materially and adversely affect our business, financial condition, and operating results.

Our success depends upon our ability to attract, hire, train, and retain highly qualified managers and staff.
Our success depends in part on our ability to attract, hire, train, and retain qualified managers and staff. Purchasing hard surface flooring is an infrequent event for consumers, and the typical consumer has limited knowledge of the range, characteristics, and suitability of the products available before starting the purchasing process. Therefore, consumers in the hard surface flooring market expect to have sales associates serving them who are knowledgeable about the entire assortment of products offered by the retailer and the process of choosing and installing hard surface flooring.
Each of our stores is managed by a store manager who has the flexibility, with the support of regional managers, to use knowledge of local market dynamics to customize each store in a way that is most likely to increase net sales and profitability. Our store managers are also expected to anticipate, gauge, and quickly respond to changing consumer demands in these markets. Further, it generally takes a substantial amount of time for our store managers to develop the entrepreneurial skills we expect to make our stores successful.
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
We procure the majority of our products from suppliers located outside of the United States, and as a result, we are subject to risks associated with obtaining products from abroad that have previously and could adversely affect our business, financial condition, and results of operations.
We procure the majority of our products from suppliers located outside of the United States. As a result, we are subject to a number of risks associated with obtaining products from abroad. These risks include the imposition of new or different duties (including antidumping and countervailing duties), tariffs, taxes, and/or other charges on exports or imports, including as a result of errors in the classification of products upon entry or changes in the interpretation or application of rates or regulations relating to the import or export of our products; political unrest, acts of war, terrorism and economic instability resulting in the disruption of trade from foreign countries where our products originate; disruption due to public health crises; currency exchange fluctuations; the imposition of new or more stringent laws and regulations, including those relating to environmental, health and safety matters, climate change issues, labor conditions, quality and safety standards, trade restrictions, and restrictions on funds transfers; the risk that one or more of our suppliers will not adhere to applicable legal requirements, including fair labor standards, the prohibition on child labor, environmental, product safety or manufacturing safety standards, anti-bribery and anti-kickback laws such as the Foreign Corrupt Practices Act (the “FCPA”), and sourcing laws such as the Lacey Act; or disruptions or delays in production, shipments, delivery or processing through ports of entry, including those resulting from strikes, lockouts, work-stoppages or slowdowns, or other forms of labor unrest. These and other factors beyond our control could adversely affect our business, financial condition, and operating results.
We depend on a number of suppliers, and any failure by any of them to supply us with quality products on attractive terms and prices may adversely affect our business, financial condition, and operating results.
We depend on our suppliers to deliver quality products to us on a timely basis at attractive prices. We source our products from over 240 domestic and international suppliers. Although we purchase from a diverse supplier base, purchases from our largest supplier accounted for approximately 10% of our net sales in fiscal 2025. No other singular vendor supplied products representing 10% or more of net sales in fiscal 2025. Our ability to receive adequate quantities of our products from suppliers depends on our ability to identify and develop relationships with qualified suppliers who can satisfy our responsible product sourcing criteria, and can be impacted by economic or political instability, sanctions, tariffs or other trade-related actions, the financial instability of suppliers, supplier noncompliance with applicable law, contract disputes, disruptions in our suppliers’ logistics or supply chain networks or information technology systems, raw material or other shortages, and other factors beyond our control. If we are unable to acquire desired merchandise in sufficient quantities on terms acceptable to us, or if we experience a change in business relationship with any of our major suppliers, it could impair our relationship with our customers, impair our ability to attract new customers, reduce our competitiveness, and adversely affect our business, financial condition, and operating results.

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
The failure of our suppliers to adhere to the quality standards that we set for our products could lead to investigations, litigation, write-offs, recalls, or boycotts of our products, which could damage our reputation and our brand, increase our costs, and otherwise adversely affect our business.
We do not control the operations of our suppliers. Although we conduct due diligence prior to engaging our suppliers, require our suppliers to certify compliance with applicable laws and regulations, and have in place ongoing quality assurance and compliance programs, we cannot guarantee that our suppliers will comply with applicable laws and regulations or operate in a legal, ethical and responsible manner, or otherwise meet our quality assurance requirements. Violation of applicable laws and regulations by our suppliers, or their failure to operate in a legal, ethical or responsible manner, could expose us to legal risks, cause us to violate laws and regulations and reduce demand for our products if, as a result of such violation or failure, we attract negative publicity. In addition, the failure of our suppliers to adhere to the quality standards that we set for our products has led to and could lead to mitigation costs, government investigations, litigation, write-offs and recalls, which could damage our reputation and our brand, increase our costs, and otherwise adversely affect our business.
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
The effects of weather conditions, natural disasters, or other unexpected events, including public health crises, may disrupt our operations and have a negative impact on our business.
The effects of extreme weather conditions and natural disasters occurring more frequently or with more intense effects, or the occurrence of unexpected events including wildfires, tornadoes, hurricanes, earthquakes, floods, tsunamis, and other severe hazards, could adversely affect our business, financial condition, results of operations, and cash flows. Extreme weather, natural disasters, power outages, or other unexpected events have in the past disrupted and could in the future disrupt our operations by, among other things, impacting the availability and cost of materials needed for manufacturing and causing physical damage and partial or complete closure of supplier manufacturing sites, our retail stores, our store support center, or our distribution centers; causing loss of human capital; causing temporary or long-term disruption in the manufacturing and supply of products and services; and causing disruption in our ability to deliver products and services to customers. These events and disruptions could also adversely affect our customers’ and suppliers’ financial condition or ability to operate, resulting in reduced customer demand, delays in payments, or supply chain disruptions, including adverse effects on our ability to stock our stores and deliver products to our customers. Further, these events and disruptions could increase insurance and other operating costs, including impacting our decisions regarding construction of new stores and distribution centers to select areas less prone to climate change risks and natural disasters, which could result in indirect financial risks passed through the supply chain or other price modifications to our products and services.
Public health crises in the U.S. or countries where we source or sell products could adversely affect our operations and financial performance. Further, any national, state, or local government mandates or other orders taken to minimize the spread of a public health crisis could restrict our ability to conduct business as usual, as well as the business activities of our key customers and suppliers, including the potential for labor shortages. In particular, the ultimate extent of the impact of any epidemic, pandemic, or other public health crisis on our business, financial condition, and results of operations will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the duration and severity of such public health crisis, actions taken to contain or prevent its further spread, and the pace of global economic recovery following containment of the spread.

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
Federal, state, or local laws and regulations, or our failure to comply with such laws and regulations, could increase our expenses, restrict our ability to conduct our business and expose us to legal risks.
We are subject to a wide range of general and industry-specific laws and regulations imposed by federal, state, and local authorities in the countries in which we operate, including those related to customs, foreign operations (such as the FCPA), truth-in-advertising, consumer protection (such as the Telephone Consumer Protection Act), privacy, product safety (such as the Formaldehyde Standards in Composite Wood Products Act), the environment (such as the Lacey Act), import and export controls (such as the Uyghur Forced Labor Prevention Act), intellectual property infringement, immigration, the use, storage, generation, transportation, treatment, emission, release and disposal of certain hazardous materials and wastes, zoning and occupancy matters, and the operation of retail stores and distribution facilities. In addition, various federal and state laws govern our relationship with, and other matters pertaining to, our associates, including wage and hour laws, laws governing independent contractor classifications, requirements to provide meal and rest periods or other benefits, paid and unpaid leave mandates, requirements regarding working conditions and accommodations to certain associates, citizenship or work authorization and related requirements, insurance and workers’ compensation rules, and anti-discrimination laws.
In recent years, we and other parties in the flooring industry have been or currently are parties to litigation involving claims that allege violations of these laws and other personal injury claims, including claims related to product safety and patent claims. Similarly, we and other retailers have in recent years experienced an increase in the number of wage and hour class action claims that allege misclassification of overtime eligible workers and/or failure to pay overtime-eligible workers for all hours worked. In addition, if more stringent laws or regulations are adopted in the future, we may have difficulty complying with the new requirements imposed by such laws and regulations, and in turn, our business, financial condition, and operating results could be adversely affected.
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
Our business, like that of most retailers, involves the receipt, use, storage, and transmission of customers’ personal information, consumer preferences and payment card data, as well as other confidential information related to us, our associates, job applicants, our suppliers, and other third parties, some of which is entrusted to third-party service providers and vendors that provide us with technology, systems, and services that we use in connection with the receipt, use, storage, and transmission of such information. Techniques used for cyberattacks designed to gain unauthorized access to these types of sensitive information by breaching or sabotaging critical systems of organizations, including those that use artificial intelligence, are constantly evolving and generally are difficult to recognize and react to effectively. We or our third-party service providers may be unable to anticipate these techniques or to implement adequate preventive or reactive security measures. High profile electronic security breaches leading to unauthorized release of sensitive information have occurred in recent years with increasing frequency at a number of major U.S. companies, including several large retailers, notwithstanding widespread recognition of the cyberattack threat and improved data protection methods.
Despite our security measures and those of third parties with whom we do business, our respective systems and facilities may be vulnerable to criminal cyberattacks or security incidents due to malfeasance, intentional or inadvertent security breaches by associates, or other vulnerabilities such as defects in design or manufacture. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery, or other forms of deception or coercion targeted at our customers, associates, suppliers, and service providers. Any such incidents could compromise our networks, and the information stored there could be accessed, misused, publicly disclosed, lost, or stolen.
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
We rely on our information systems to process transactions, summarize our results of operations and manage our business. In particular, our website is an important part of our integrated connected customer strategy, and customers use our website as an information source on the range of products available to them and as a way to order our products. In addition, we rely on our enterprise resource planning, telecommunications, inventory tracking, billing and other information systems to track transactions, billing, payments, inventory, and a variety of day-to-day business decisions. Therefore, the reliability and capacity of our information systems is critical to our operations and the implementation of our growth initiatives. However, our information systems are subject to damage or interruption from upgrades in technology interfaces, power outages, computer and telecommunications failures, computer viruses, cyberattacks or other security breaches, and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, acts of war or terrorism, and misconduct or usage errors by our associates. Furthermore, not all of our systems are fully redundant, and our disaster recovery planning may not be sufficient, despite our testing, to meet our business needs in the event of a material disruption. If our information systems are damaged or cease to function properly, we may have to make a significant investment to fix or replace them, and we may suffer losses of critical data and/or interruptions or delays in our operations.
Some of our information technology systems are currently outsourced to, or using cloud-based services provided by, third parties. If these third parties are unable, unwilling, or otherwise experience interruptions in their ability to provide services to us or to provide us access to the systems on which we rely, or if these third parties are unable to secure our data from cyberattacks and other cyber incidents, our operations may be disrupted, and we may incur significant costs, harm to our reputation or relationships with our customers, associates, and suppliers, or otherwise experience a material adverse effect on our business, financial condition or operating results. In addition, cybersecurity threat actors are increasingly sophisticated and are targeting employees, contractors, service providers, and third parties through various techniques that involve social engineering and/or misrepresentation (such as phishing attempts and similar techniques). The increased use of associate-owned devices for communications as well as work-from-home arrangements may exacerbate cybersecurity risk, including presenting additional operational risks to our information technology systems and increased risks of cyberattacks.

The cybersecurity threat landscape is vast, and techniques used to obtain unauthorized access, disable, degrade service or sabotage information technology systems evolve frequently, including as a result of artificial intelligence. Cybersecurity threat actors may attempt to intrude, damage, or disrupt our information technology systems through a number of techniques, including via computer viruses or worms, malware (including ransomware), phishing attacks, spyware, and denial of service attacks, among others. Data breaches and other cybersecurity events have become increasingly commonplace, including as a result of emerging technologies, such as artificial intelligence and machine learning. As a result, these techniques may be difficult to detect and are often not recognized until launched against a target. Accordingly, we may be unable to anticipate these techniques or implement adequate countermeasures. To keep pace with changing technology and the increasing risk posed by cybersecurity threat actors, we must continuously implement new information technology systems as well as enhance our existing systems, including an upgrade to our existing core financial and merchandising systems that began in fiscal 2024. Moreover, the successful execution of some of our growth strategies, in particular the expansion of our connected customer and online capabilities, is dependent on the design and implementation of new systems and technologies and/or the enhancement of existing systems. If we encounter implementation or usage problems with these new systems or other related systems and infrastructure, or if the systems do not operate as intended, do not give rise to anticipated benefits, or fail to integrate properly with our other systems or software platforms, then the costs of such new information technology systems may be more than we anticipate. Any material disruption in our information systems, or delays or difficulties in implementing or integrating new systems or enhancing or expanding current systems, could result in our increased vulnerability to cybersecurity events, which could have an adverse effect on our business and our operating results and could lead to reduced net sales and reputational damage.
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
Further, our ability to pay interest on and principal of our debt obligations under our ABL Facility and our $198.2 million senior secured term loan facility (as amended to date, the “Term Loan Facility” and together with the ABL Facility, our “Credit Facilities”) will primarily depend upon our future operating performance. As a result, prevailing economic conditions and financial, business, and other factors, many of which are beyond our control, will affect our ability to make these payments.
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
We accept payments using a variety of methods, including credit cards, debit cards, gift cards, cash, and physical bank checks. These payment options subject us to many compliance requirements, including, but not limited to, compliance with the Payment Card Industry Data Security Standards and compliance with contracts with our third-party processors. These payment options also subject us to potential fraud by criminal elements seeking to discover and take advantage of security vulnerabilities that may exist in some of these payment systems.
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
Any failure to protect our intellectual property rights could reduce the value of our products and brand and harm our business, and we may be involved in disputes relating to our intellectual property and the intellectual property of third parties.
We regard our intellectual property as having significant value, and our brand is an important factor in the marketing of our products. However, the steps we take to protect our trademarks or intellectual property may not be adequate to prevent others from copying or using our trademarks or intellectual property without authorization, which could harm the value of our brand.
In addition, we have been and may in the future become parties to disputes over rights and obligations concerning intellectual property, and we may not prevail in these disputes. Third parties have raised and may raise future claims against us alleging infringement or violation of the intellectual property of such third-party. Some third-party intellectual property rights may be extremely broad, and it may not be possible for us to conduct our operations in such a way as to avoid violating any such intellectual property rights. Any such intellectual property claim, regardless of whether such claim has merit, could subject us to material and costly disputes or litigation and impose a significant strain on our financial resources and management personnel.
We may consider or engage in strategic transactions. Any such strategic transactions would involve risks, which could have an adverse impact on our financial condition and results of operation, and we may not realize the anticipated benefits of these transactions.
We may consider strategic transactions, including mergers, acquisitions, investments, joint ventures, alliances, and other growth and market expansion strategies, with the expectation that these transactions will result in increases in sales, cost savings, synergies, and/or various other benefits. Assessing the viability and realizing the benefits of these transactions is subject to significant uncertainty. Additionally, in connection with evaluating potential strategic transactions and assets, we may incur significant expenses for the evaluation, due diligence investigation, and negotiation of any potential transaction. We have limited experience acquiring companies, and any future acquisitions may not be successful. If we complete an acquisition, we would need to determine the appropriate level of integration of the target company’s products, services, associates, and systems into our business operations, and then successfully manage that integration into our corporate structure. The integration of businesses may create increased complexity in our financial systems, internal controls, technology and cybersecurity systems, and operations, and may make them more difficult to manage. Integration can be a complex and time-consuming process, and if any such integration is not fully successful or is delayed for a material period of time, we may not achieve the anticipated synergies or benefits of the acquisition. Furthermore, even if a target company is successfully integrated, an acquisition may fail to further our business strategy as anticipated, expose us to increased competition or challenges with respect to our products or services, and expose us to additional liabilities. Any impairment of goodwill or other intangible assets acquired in a strategic transaction may reduce our earnings.
We face risks related to our indebtedness.
As of December 25, 2025, the principal amount of our total indebtedness was $198.2 million related to our indebtedness outstanding under the Term Loan Facility. In addition, as of December 25, 2025, we had the ability to access $660.5 million of unused borrowings available under the ABL Facility without violating any covenants thereunder.

Our indebtedness, combined with our lease and other financial obligations and contractual commitments, could adversely affect our business, financial condition, and operating results by making it more difficult for us to satisfy our obligations with respect to our indebtedness, including restrictive covenants and borrowing conditions, which may lead to an event of default under the agreements governing our debt; requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of cash flows to fund current operations and future growth; exposing us to the risk of increased interest rates and increased debt service obligations as our borrowings under our Credit Facilities are at variable rates; restricting us from making strategic acquisitions; requiring us to comply with financial and operational covenants that may restrict us, among other things, from placing liens on our assets, making investments, incurring debt, making payments to our equity or debt holders and engaging in transactions with affiliates; limiting our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, execution of our business and growth strategies or other purposes; and limiting our ability to obtain credit from our suppliers and other financing sources on acceptable terms or at all.
The variable rate indebtedness extended to us uses the Secured Overnight Financing Rate (“SOFR”) as a benchmark for establishing the interest rate. While we believe we will continue to use SOFR, other factors may impact SOFR, including factors causing SOFR to cease to exist, new methods of calculating SOFR to be established, or the use of an alternative reference rate(s). These consequences are not entirely predictable and could have an adverse impact on our financing costs, returns on investments, valuation of derivative contracts, and our financial results.
The credit agreements governing our Credit Facilities contain, and any future indebtedness would likely contain, a number of customary financial, operative, and other restrictive covenants that impose significant operating and financial restrictions, including restrictions on our subsidiaries paying dividends and otherwise transferring cash or other assets to us except in certain limited circumstances, and other restrictions on our ability to engage in acts that may be in our best long-term interests. Such financial, operative, and other restrictive covenants in our current debt agreements and any future financing agreements could adversely affect our ability to finance future operations or capital needs or to engage in other business activities.
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
The continued operation and growth of our business will require substantial funding. Accordingly, we do not currently expect to pay any cash dividends on shares of our common stock. Any determination to pay dividends in the future will be at the discretion of our Board and will depend upon our operating results, financial condition, contractual restrictions, restrictive covenants under our Credit Facilities, restrictions imposed by applicable law and other factors our Board deems relevant. Accordingly, realization of a gain on an investment in our common stock will depend on the appreciation of the price of our common stock, which may not occur. See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for more information.
Certain provisions in our organizational documents and Delaware law could impair a takeover attempt and adversely affect existing stockholders and the market value of our common stock.
Certain provisions of our certificate of incorporation and bylaws and applicable provisions of Delaware law may have the effect of rendering more difficult, delaying or preventing an acquisition or change of control of the Company that stockholders may consider to be favorable. These provisions, among other things authorize the Board to issue “blank check” preferred stock without stockholder approval, which, if issued, would increase the number of outstanding shares of our capital stock, make it more difficult for someone to acquire us, and potentially adversely affect the voting power of the holders of our other classes of voting stock; establish the sole power of a majority of our Board to fix the number of directors; require that certain advance notice procedures be followed for our stockholders to submit nominations of candidates for election to our Board and to bring other proposals before a meeting of the stockholders; provide our Board with the ability to amend our bylaws without stockholder approval; provide that any vacancy on the Board, whether such vacancy occurs as a result of an increase in the number of directors or otherwise, may only be filled by a majority of the Board members still in office; prohibit stockholder action by written consent, thus requiring all stockholder actions to be taken at a meeting of stockholders; and require that, to the fullest extent permitted by law, certain proceedings against or involving us or our directors, officers, or associates be brought exclusively in the Court of Chancery in the State of Delaware.
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
General Risk Factors
We are engaged from time to time in various legal actions, claims and proceedings, and while we cannot predict the outcomes of such proceedings and other contingencies with certainty, some of these outcomes and any potential future proceedings could have an adverse impact on us.
We are engaged in various legal actions, claims and proceedings, including claims related to breach of contract, personal injury, product liabilities, intellectual property matters, and employment-related matters resulting from our business activities. We also have been and may in the future be the target of securities-related litigation. As with most actions such as these, an estimate of any possible and/or ultimate liability cannot always be determined. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. We maintain insurance to mitigate the risks associated with potential claims; however, we are responsible for meeting certain deductibles under such policies, and, in any event, the insurance coverage may not adequately protect us from all claims made against us. Additionally, we cannot guarantee that we will not become engaged in additional legal actions, claims, proceedings, or governmental investigations in the future. Any such action could result in negative publicity, harm our reputation, and adversely affect our business, financial condition, and operating results. See the information disclosed under “Litigation” in Note 9, “Commitments and Contingencies” of the notes to our consolidated financial statements included in this Annual Report for further detail on legal proceedings.
We are subject to risks related to corporate social responsibility.
Certain regulators, customers, investors, associates, and other stakeholders continue to focus on environmental, social, and governance matters and related disclosures. Changing rules, regulations, and stakeholder expectations have resulted in, and may result in, additional obligations, increased general and administrative expenses, and increased management time and attention spent complying with or meeting such regulations and expectations. We risk damage to our brand and reputation for our actions or inactions. Adverse incidents related to these matters could negatively impact the value of our brand, operating costs, and relationships with investors, all of which could adversely affect our business and operating results.
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
We maintain a comprehensive framework of data protection and cybersecurity resources, technologies, and procedures. We regularly evaluate new and emerging risks and ever-changing legal and compliance requirements. We make strategic investments to address these risks and compliance requirements. We also perform annual and ongoing cybersecurity awareness training, which includes regular simulated phishing campaigns. We also run tabletop exercises, including with external advisors, to simulate a response to a cybersecurity incident, and we use the findings to improve our practices, procedures, incident response plan, and technologies. In the event of a cybersecurity incident, we have worked with external advisors to develop an incident response plan, which provides guidelines for responding to an incident and facilitates coordination across multiple parts of our Company. The incident response plan includes a procedure for notifying the CISO and CIO of any incident as well as a procedure for reporting any material incidents to the Audit Committee of our Board (the “Audit Committee”) and Board as appropriate.

Our cybersecurity program is structured according to the National Institute of Standards and Technology (NIST) Cybersecurity Framework. This program includes multiple layers of security controls, including network segmentation, security monitoring, endpoint protection, and identity and access management. The Company annually engages third parties to advise and assess the Company’s cybersecurity programs, including to engage in penetration testing. The results of these assessments are reported to the CISO, and our CISO, in consultation with our CIO and CLO, uses the findings to improve our practices, procedures, and technologies. A summary of our cybersecurity efforts is reported periodically to the Audit Committee, which has primary responsibility for oversight and review of guidelines and policies with respect to risk assessment and risk management, including cybersecurity. Our Board also receives periodic updates relating to information security and cybersecurity risks. We have also purchased cyber liability insurance to provide a level of financial protection against the potential losses arising from a cybersecurity incident. However, there is no assurance that our insurance coverage will cover or be sufficient to cover all losses or claims that may result from a cybersecurity incident.
Our CISO, CIO, and CLO collectively have over 35 years of business experience managing risks from cybersecurity threats and developing and implementing cybersecurity policies and procedures. Team members who support our information security program have relevant educational and industry experience.
During fiscal years 2025, 2024, and 2023, we did not experience a material information security breach, and the expenses we have incurred from information security incidents have been immaterial. We are not currently aware of any cybersecurity risks that are reasonably likely to materially affect our business. However, future incidents could have a material impact on our business strategy, results of operations, or financial condition. For additional discussion of the risks posed by cybersecurity threats that are reasonably likely to materially affect us, refer to Item 1A, “Risk Factors” in Part I of this Annual Report.
ITEM 2.    PROPERTIES.
As of December 25, 2025, we operated 270 warehouse-format stores located in 39 states as shown in the table below:

State	Number of Stores	State	Number of Stores
Alabama	4	Nebraska	1
Arizona	9	Nevada	4
California	30	New Hampshire	1
Colorado	8	New Jersey	12
Connecticut	3	New Mexico	1
Florida	36	New York	11
Georgia	13	North Carolina	7
Idaho	1	Ohio	7
Illinois	11	Oklahoma	2
Indiana	2	Oregon	3
Iowa	1	Pennsylvania	4
Kansas	2	Rhode Island	1
Kentucky	2	South Carolina	5
Louisiana	5	Tennessee	6
Maine	1	Texas	33
Maryland	6	Utah	3
Massachusetts	7	Virginia	9
Michigan	4	Washington	7
Minnesota	3	Wisconsin	2
Missouri	3	Total	270

The following table presents the percentage of our owned versus leased facilities in operation at the end of fiscal 2025 and their total square footage:

square footage in thousands	Owned	Leased	Total Square Footage
Stores	7%	93%	20,473
Distribution centers	17%	83%	7,008
Offices and other	—%	100%	510
Total			27,991
Stores include our 270 warehouse-format stores and five small-format design studios. Distribution centers include our five distribution centers located in or near Houston, Savannah, Los Angeles, Baltimore, and Seattle and our transload facility near Los Angeles. Offices and other include our headquarters, which we refer to as our store support center, our product review center, and our sample fulfillment center, all located in Atlanta, and other administrative, sales, and warehousing facilities supporting our Spartan subsidiary. The property tables above exclude locations where we have taken possession of the premises but are not yet operating. See Note 9, “Commitments and Contingencies” of the notes to our consolidated financial statements included in this Annual Report for additional details related to our leases.
ITEM 3.    LEGAL PROCEEDINGS.
We are engaged in various legal actions, claims and proceedings arising in the ordinary course of business, including claims related to breach of contracts, personal injury, product liabilities, intellectual property matters, and employment-related matters resulting from our business activities. As with most actions such as these, an estimation of any possible and/or ultimate liability cannot always be determined. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. See the information disclosed under “Litigation” in Note 9, “Commitments and Contingencies” of the notes to our consolidated financial statements included in this Annual Report for further detail on legal proceedings.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock has been listed for trading on the New York Stock Exchange under the symbol “FND” since April 27, 2017. On February 16, 2026, there were 15 stockholders of record of our Class A common stock. The actual number of stockholders is greater than the number of record holders stated above, and includes stockholders who are beneficial owners, but whose shares are held in “street name” by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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

Stock Performance Graph
The following graph shows a comparison of cumulative total return to holders of our common stock against the cumulative total return of the S&P 500 Index and the S&P 500 Home Improvement Retail Index for our fiscal years 2021 through 2025. The comparison of the cumulative total returns for each investment assumes that $100 was invested in our Class A common stock and the respective indices on December 31, 2020 (the last trading day of fiscal 2020) through December 25, 2025, including reinvestment of any dividends. Historical share price performance should not be relied upon as an indication of future share price performance.

Fiscal Year Ended	FND	S&P 500 Index	S&P 500 Home Improvement Retail Index
December 31, 2020	$100.00	$100.00	$100.00
December 30, 2021	$139.99	$129.04	$158.85
December 29, 2022	$76.46	$105.66	$127.48
December 28, 2023	$122.66	$133.47	$142.50
December 26, 2024	$108.85	$170.78	$165.12
December 25, 2025	$68.08	$198.60	$152.79
Unregistered Sales of Equity Securities and Use of Proceeds
During fiscal 2025, the Company did not sell any unregistered equity securities.
Issuer Purchases of Equity Securities
During the fiscal quarter ended December 25, 2025, the Company did not repurchase any shares of our common stock.
ITEM 6.    RESERVED.

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
Overview
Founded in 2000, Floor & Decor is a high-growth, differentiated, multi-channel specialty retailer of hard surface flooring and related accessories and seller of commercial surfaces with 270 warehouse-format stores across 39 states as of December 25, 2025. We believe our unique approach to selling hard surface flooring and our consistent and disciplined culture of innovation and reinvestment create a differentiated business model in the hard surface flooring category. We believe that we offer the broadest in-stock assortment of laminate and vinyl, tile, wood, and natural stone flooring and installation materials and decorative accessories, as well as adjacent categories, at everyday low prices. This positions us as the one-stop destination for our customers’ entire hard surface flooring needs. We appeal to a variety of customers, including Pros and homeowners, which are comprised of DIY and BIY customers. Our warehouse-format stores, which average approximately 76,000 square feet, carry on average approximately 4,200 SKUs, approximately 1.0 million square feet of flooring products, and $2.7 million of inventory at cost as of December 25, 2025. We believe that our inspiring design centers and creative and informative visual merchandising also greatly enhance our customers’ renovation experience. In addition to our stores, our website showcases our products.
The following table presents a performance summary of our results of operations for fiscal years 2025 and 2024:

	Fiscal Year Ended
dollars in thousands	December 25, 2025	December 26, 2024
Net sales	$4,684,088	$4,455,770
Net income	$208,647	$205,872
Adjusted EBITDA	$538,171	$512,504
Comparable store sales	(1.8)%	(7.1)%
Number of warehouse-format stores	270	251
During fiscal 2025, we opened 20 new warehouse-format stores and closed one warehouse-format store, ending the year with 270 warehouse-format stores and five design studios. Additionally, we opened a new distribution center near Seattle, ending the year with five distribution centers.
The housing market continued to be impacted by a number of macroeconomic factors during fiscal 2025, including elevated interest rates and higher home prices putting pressure on housing affordability, which resulted in low existing home sales. We believe these factors directly contributed to a slowdown in demand for flooring resulting in a year-over-year decline in our comparable store sales. These factors, coupled with rising construction costs, have made it difficult to achieve new store initial sales and profitability targets compared with those opened in prior years. Consequently, our more recent new store classes are experiencing lower first year sales and initial returns compared to new stores opened in years prior to 2022. To optimize our return on investment, we focus on strategically reducing the construction costs and operating expenses. Despite these macroeconomic challenges, we believe that our continued focus on providing exceptional value to customers through our broad assortment and everyday low price strategy, while remaining disciplined to maintain profitability through cost control and strategic growth investments, have been instrumental in helping us to navigate this challenging housing market. However, the potential significance and duration of these macroeconomic difficulties is uncertain, and further pressures on the housing market could have an adverse impact on our business.
Key Performance Indicators
We consider a variety of performance and financial measures in assessing the performance of our business. The key measures we use to determine how our business is performing are comparable store sales, the number of new store openings, gross profit and gross margin, operating income, and EBITDA and Adjusted EBITDA.

Comparable Store Sales
Our comparable store sales growth is a significant driver of our net sales, profitability, cash flow, and overall business results. We believe that comparable store sales growth is generated by continued focus on providing a dynamic and expanding product assortment in addition to other merchandising initiatives, quality of customer service, enhancing sales and marketing strategies, improving visual merchandising and overall aesthetic appeal of our stores and our website, effectively serving our Pro customers, continued investment in store staff and infrastructure, and further integrating connected customer strategies and other key information technology enhancements.
Comparable store sales refer to period-over-period comparisons of our net sales at the time of sale among the comparable store base. A store is included in the comparable store sales calculation on the first day of the thirteenth full fiscal month following a store’s opening, which is when we believe comparability has been achieved. Changes in our comparable store sales between two periods are based on net sales at the time of sale for stores that were in operation during both of the two periods. Any change in the square footage of an existing comparable store, including for remodels and relocations within the same primary trade area of the existing store being relocated, does not eliminate that store from inclusion in the calculation of comparable store sales. Stores that are closed for a full fiscal month or longer are excluded from the comparable store sales calculation for each full fiscal month that they are closed. Since our e-commerce, regional account manager, and design studio sales are fulfilled by individual stores, they are included in comparable store sales only to the extent the fulfilling store meets the above mentioned store criteria. Sales through our Spartan subsidiary do not involve our stores and are therefore excluded from the comparable store sales calculation. When a fiscal year includes a 53rd week, we exclude the 53rd week of sales from our calculation.
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
Number of New Stores
The number and timing of new store openings, and the costs and fixed lease obligations associated with those openings, have had, and are expected to continue to have, a significant impact on our results of operations. The number of new stores reflects the number of stores opened during a particular reporting period. Before we open new stores, we incur operating expenditures, which are defined as pre-opening expenses. The majority of pre-opening expenses are incurred during the three months before a store opens. A new store’s operating performance is excluded from the comparable store base until the first day of the thirteenth full fiscal month following a store’s opening. Net sales at new stores are generally lower than net sales at our stores that have been open for more than one year. Our ability to open new, profitable stores is important to our long-term sales and profit growth goals.
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
Gross profit is calculated as net sales less cost of sales. Gross profit as a percentage of net sales is referred to as gross margin. Cost of sales consists of merchandise costs, as well as freight costs to transport inventory to our distribution centers and stores, and duty and other costs that are incurred to distribute the merchandise to our stores. Cost of sales also includes costs for shrink, damage, warehousing, sourcing, and compliance. We receive cash consideration from certain vendors related to vendor allowances and volume rebates, which is recorded as a reduction of costs of sales as the inventory is sold or as a reduction of the carrying value of inventory while the inventory is still on hand. Costs associated with arranging and paying for freight to deliver products to customers is included in cost of sales. The components of our cost of sales may not be comparable to the components of cost of sales, or similar measures, of other retailers. As a result, data in this filing regarding our gross profit and gross margin may not be comparable to similar data made available by other retailers.
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

Operating Income, EBITDA, and Adjusted EBITDA
Operating income, EBITDA, and Adjusted EBITDA are key metrics used by management and our Board to assess our financial performance and enterprise value. We believe that operating income is a useful measure as it is an indicator of the productivity of our business and our ability to manage expenses. We also believe that EBITDA and Adjusted EBITDA are useful measures, as they eliminate certain expenses that are not indicative of our core operating performance and facilitate comparisons on a consistent basis from period to period. We also use Adjusted EBITDA as a basis to determine covenant compliance with respect to our Credit Facilities, to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, and to compare our performance against that of other peer companies using similar measures. Operating income, EBITDA, and Adjusted EBITDA are also frequently used by analysts, investors, and other interested parties as performance measures to evaluate companies in our industry.
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
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses consist primarily of store and store support center wages, incentive compensation and benefits, store and store support center occupancy costs, depreciation and amortization, advertising costs, credit card fees, pre-opening costs, information technology costs, and other miscellaneous operating costs. We expect that our SG&A expenses will increase in future periods with future growth. SG&A expenses include variable as well as fixed components, which may not directly correlate with net sales. The components of our SG&A expenses may not be comparable to the components of similar measures of other retailers.
Segments
We have two operating segments and one reportable segment. For additional segment information, refer to Note 14, “Segment Reporting” of the notes to the consolidated financial statements included in this Annual Report.

Results of Operations
The comparison of the fiscal years ended December 26, 2024 and December 28, 2023 can be found in our annual report on Form 10-K for the fiscal year ended December 26, 2024 (the “2024 Annual Report”) located within Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
The following tables summarize key components of our results of operations for the periods indicated:

	Fiscal Year Ended
	December 25, 2025		December 26, 2024		Increase (Decrease)
dollars in thousands	Amount	% of Net Sales	Amount	% of Net Sales	$	%
Net sales	$4,684,088	100.0%	$4,455,770	100.0%	$228,318	5.1%
Cost of sales	2,640,180	56.4	2,527,519	56.7	112,661	4.5%
Gross profit	2,043,908	43.6	1,928,251	43.3	115,657	6.0%
Selling, general and administrative expenses	1,773,838	37.8	1,672,075	37.5	101,763	6.1%
Operating income	270,070	5.8	256,176	5.8	13,894	5.4%
Interest expense, net	3,409	0.1	2,773	0.1	636	22.9%
Income before income taxes	266,661	5.7	253,403	5.7	13,258	5.2%
Income tax expense	58,014	1.2	47,531	1.1	10,483	22.1%
Net income	$208,647	4.5%	$205,872	4.6%	$2,775	1.3%

	Fiscal Year Ended
	December 25, 2025	December 26, 2024
Comparable store sales	(1.8)%	(7.1)%
Comparable average ticket	1.8%	(2.5)%
Comparable transactions	(3.5)%	(4.7)%
Number of warehouse-format stores	270	251
Adjusted EBITDA (in thousands) (1)	$538,171	$512,504
Adjusted EBITDA (% of net sales) (1)	11.5%	11.5%
(1)Refer to “Reconciliation of Non-GAAP Financial Measures” further below for a reconciliation of Adjusted EBITDA to net income.

Net Sales
Net sales during fiscal 2025 increased $228.3 million, or 5.1%, compared to fiscal 2024 primarily due to sales from the 20 new warehouse-format stores that we opened during the year, partially offset by a decrease in comparable store sales of 1.8%. The comparable store sales decline during the period of 1.8%, or $77.4 million, was due to a 3.5% decrease in comparable transactions, partially offset by a 1.8% increase in comparable average ticket. We believe the decrease in comparable transactions was largely driven by the continued impact of low existing home sales. The increase in comparable average ticket was primarily due to changes in sales mix. Non-comparable sales increased $305.7 million compared to fiscal 2024 primarily driven by new stores.
We estimate that retail sales during both fiscal 2025 and fiscal 2024 were approximately 50% from homeowners and 50% from Pros.
Gross Profit and Gross Margin
Gross profit during fiscal 2025 increased $115.7 million, or 6.0%, compared to fiscal 2024. The increase in gross profit was primarily driven by the 5.1% increase in net sales and an increase in gross margin to 43.6%, up approximately 30 basis points from 43.3% in fiscal 2024. The increase in gross margin was primarily driven by favorable product margin due to a decrease in supply chain costs, partially offset by an increase in distribution center costs.
Selling, General and Administrative Expenses
SG&A expenses during fiscal 2025 increased $101.8 million, or 6.1%, compared to fiscal 2024. The increase in SG&A expenses was primarily driven by the 20 new stores that we opened during the year, which increased compensation costs, occupancy costs, and depreciation and amortization expense. SG&A expenses for non-comparable stores increased $126.8 million and for comparable stores decreased $24.8 million. As a percentage of net sales, SG&A expenses increased by approximately 30 basis points to 37.8% from 37.5% in fiscal 2024. This increase was primarily attributable to the addition of new stores and deleverage from a decrease in comparable store sales, partially offset by a decrease in pre-opening expenses.
Interest Expense, Net
Net interest expense during fiscal 2025 increased $0.6 million, or 22.9%, compared to fiscal 2024 primarily due to a decrease in capitalized interest, partially offset by lower average interest rates and lower average outstanding borrowings.
Income Tax Expense
Income tax expense was $58.0 million in fiscal 2025 compared to $47.5 million in fiscal 2024. The effective tax rate was 21.8% for fiscal 2025 compared to 18.8% for fiscal 2024. The effective tax rate increase was primarily due to a decrease in excess tax benefits related to stock-based compensation awards.

Reconciliation of Non-GAAP Financial Measures
EBITDA and Adjusted EBITDA
For the periods presented, the following table reconciles EBITDA and Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP:

	Fiscal Year Ended
in thousands	December 25, 2025	December 26, 2024
Net income	$208,647	$205,872
Depreciation and amortization (1)	238,971	230,293
Interest expense, net	3,409	2,773
Income tax expense	58,014	47,531
EBITDA	509,041	486,469
Stock-based compensation expense (2)	29,505	33,695
Litigation settlement recovery (3)	—	(6,794)
Other (4)	(375)	(866)
Adjusted EBITDA	$538,171	$512,504
(1)Excludes amortization of deferred financing costs, which is included as part of interest expense, net.
(2)Represents non-cash charges related to stock-based compensation programs, which vary from period to period depending on the timing of awards and forfeitures.
(3)Represents net proceeds received related to the derivative litigation settlement in fiscal 2024.
(4)Other adjustments include amounts management does not consider indicative of our core operating performance. Amounts for both fiscal 2025 and fiscal 2024 relate to changes in the fair value of contingent earn-out liabilities.
Liquidity and Capital Resources
Liquidity is provided primarily by cash flows from operations and our $800.0 million ABL Facility. Unrestricted liquidity as of December 25, 2025 was $909.8 million, consisting of $249.3 million in cash and cash equivalents and $660.5 million immediately available for borrowing under the ABL Facility without violating any covenants thereunder. Our liquidity is generally not seasonal.
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
Total capital expenditures in fiscal 2026 are planned to be between approximately $250 million to $300 million and are expected to be funded primarily by cash generated from operations. Our capital needs may change in the future due to changes in our business, new opportunities that we choose to pursue, or other factors. We currently expect the following for capital expenditures in fiscal 2026:
•invest approximately $160 million to $190 million to open 20 warehouse-format stores, relocate stores, and begin construction on stores opening after fiscal 2026;
•invest approximately $60 million to $70 million in existing stores and new and existing distribution centers; and
•invest approximately $30 million to $40 million in information technology infrastructure, e-commerce, and other store support center initiatives.

Cash Flow Analysis
A summary of our operating, investing, and financing activities is shown in the following table:

	Fiscal Year Ended
in thousands	December 25, 2025	December 26, 2024
Net cash provided by operating activities	$381,836	$603,155
Net cash used in investing activities	(317,764)	(446,826)
Net cash used in financing activities	(2,445)	(3,042)
Net increase in cash and cash equivalents	$61,627	$153,287
Net Cash Provided by Operating Activities
Cash provided by operating activities consists primarily of (i) net income adjusted for non-cash items, including depreciation and amortization, stock-based compensation, and deferred income taxes and (ii) changes in working capital.
Net cash provided by operating activities was $381.8 million for fiscal 2025 and $603.2 million for fiscal 2024. The decrease in net cash provided by operating activities was primarily driven by changes in trade accounts payable.
Net Cash Used in Investing Activities
Investing activities typically consist primarily of capital expenditures for new store openings and existing store remodels, including leasehold improvements, racking, fixtures, vignettes, design centers, and new infrastructure and information systems. Cash payments to acquire businesses are also included in investing activities.
Net cash used in investing activities was $317.8 million for fiscal 2025 and $446.8 million for fiscal 2024. The decrease in net cash used in investing activities was due to a decrease in capital expenditures primarily driven by a decrease in new stores under construction.
Net Cash Used in Financing Activities
Financing activities consist primarily of borrowings and related repayments under our Credit Facilities, tax payments related to the vesting or exercise of stock-based compensation awards, proceeds from the exercise of stock options and our employee stock purchase program, and payments of contingent earn-out consideration.
Net cash used in financing activities was $2.4 million for fiscal 2025 and $3.0 million for fiscal 2024.
Our Credit Facilities
As of December 25, 2025, total Term Loan Facility debt outstanding was $198.2 million, and no amounts were outstanding under our ABL Facility. For additional information regarding our Term Loan Facility and ABL Facility, including applicable covenants and other details, please refer to Note 10, “Debt” of the notes to the consolidated financial statements included in this Annual Report.
Credit Ratings
Our credit ratings are periodically reviewed by rating agencies. As of December 25, 2025, our Standard & Poor’s issuer credit rating of BB with a stable outlook and Moody’s issuer credit rating of Ba3 with a stable outlook remain unchanged from December 26, 2024. These ratings and our current credit condition affect, among other things, our ability to access new capital. Negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be lowered or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, financial condition, results of operations, and liquidity. In particular, a weakening of our financial condition, including an increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, result in a credit rating downgrade or change in outlook, or otherwise increase our cost of borrowing.

Material Cash Requirements, including Contractual Obligations to Third Parties
We enter into long-term obligations and commitments in the normal course of business, primarily non-cancelable operating leases and debt obligations. Our material cash requirements over the next several periods from known contractual or other obligations as of December 25, 2025 are described below.
Operating Leases. We enter into operating leases during the normal course of business. Most lease arrangements provide us with the option to renew the leases at defined terms. The future operating lease obligations would change if we were to exercise these options or enter into additional operating leases. Refer to Note 9, “Commitments and Contingencies” of the notes to our consolidated financial statements included in this Annual Report for a summary of our operating lease obligations as of December 25, 2025.
Debt. Refer to Note 10, “Debt” of the notes to our consolidated financial statements included in this Annual Report for a summary of our long-term debt obligations as of December 25, 2025.
Purchase Obligations. Purchase obligations include agreements to purchase goods or services that are legally binding and non-cancelable. Our purchase obligations primarily relate to certain software and license commitments, advertising programs, and enterprise resource planning costs. The reported amounts exclude liabilities included in our Consolidated Balance Sheet. As of December 25, 2025, purchase obligations totaled $63.4 million, of which $36.4 million is due within 12 months. We issue inventory purchase orders in the normal course of business, which are typically cancellable by their terms and are excluded from the amounts above.
Performance Guarantees. In the ordinary course of business, we are required to post letters of credit as financial guarantees of our performance. As of December 25, 2025, letters of credit totaled $38.1 million. We do not currently provide cash collateral for outstanding letters of credit. We have negotiated a letter of credit sublimit as part of our ABL Facility. The amount available to be borrowed under our ABL Facility is reduced by the cumulative amount of any outstanding letters of credit.
Off-Balance Sheet Arrangements. For fiscal 2025, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures, or capital resources. We do not have any relationship with unconsolidated entities or financial partnerships for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.
U.S. Tariffs and Global Economy
The current geopolitical environment, particularly related to existing and potential changes in global trade and tariffs, has created uncertainty surrounding the future state of the global economy and related impacts to our supply chain. In 2025, the U.S. imposed significant additional tariffs on products from most countries where we source products. Although the U.S. has agreed to trade deals or frameworks for trade deals with certain countries and continues to negotiate with other countries, the timing of implementation and stability of these trade deals are unclear. Additionally, if the U.S. implements further tariffs, countries where we source products may impose new tariffs and other trade measures on the U.S. in response, resulting in potentially escalating trade conflict between the U.S. and its trading partners.
As we continue to manage the impact these tariffs may have on our business and the complexities of the various trade policy actions, we continue taking steps to mitigate some of the cost increases through negotiations with our vendors, sourcing from alternative countries, and increasing retail pricing as we deem appropriate. While we continue to take steps to mitigate the overall effect of increased tariffs, these tariffs have increased and will continue to increase our inventory costs and associated cost of sales, which have resulted in and in the future may result in increased retail prices and may adversely impact sales. Furthermore, the broader impact of increased tariffs on the economy has and in the future may negatively impact consumer demand for our products, which may also have an adverse impact on sales.
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
Effect if actual results differ from assumptions. A 10% change in our sales returns reserves and related return asset accruals at December 25, 2025 would have had a net impact of approximately $1.4 million on operating income in fiscal 2025. Sales returns reserves and related return asset accruals over the last few years have fluctuated primarily based on changes in sales levels and, to a lesser extent, changes in customer return rates.
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
Judgments and uncertainties involved in the estimate. We provide provisions for losses related to shrink, net realizable value, aged inventory, special order merchandise, and other amounts that are otherwise not expected to be fully recoverable. These provisions are calculated based on historical shrink, selling prices, margins, and current business trends. The estimates have calculations that require management to make assumptions based on the current rate of sales, age, salability and profitability of inventory, historical percentages that can be affected by changes in our merchandising mix, customer preferences, and changes in actual shrink trends.
Effect if actual results differ from assumptions. A 10% change in our inventory valuation and shrink reserves at December 25, 2025 would have affected operating income by approximately $1.8 million in fiscal 2025. Inventory valuation and shrink reserves typically fluctuate in proportion to changes in inventory balances.
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
Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our Credit Facilities, which have variable interest rates. Based on the $198.2 million total outstanding principal balance of our Credit Facilities as of December 25, 2025, a 1.0% increase in the effective interest rate of this debt would cause an increase in interest expense of approximately $2.0 million over the next twelve months, excluding the impact of our interest rate cap contract. To lessen our exposure to interest rate risk, we entered into an interest rate cap contract in January 2024 with a notional value of $150.0 million. The interest rate cap contract effectively caps SOFR-based interest payments on a portion of the Company’s Term Loan Facility at 5.50% beginning in May 2024 and will continue until the interest rate cap contract expires in April 2026. For additional information related to the Company’s Credit Facilities and the interest rate cap contract, refer to Note 10, “Debt” and Note 8, “Derivatives and Risk Management,” respectively, of the notes to the consolidated financial statements included in this Annual Report.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Floor & Decor Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Floor & Decor Holdings, Inc. and subsidiaries (the Company) as of December 25, 2025 and December 26, 2024, the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 25, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 25, 2025 and December 26, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 25, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 25, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2026 expressed an unqualified opinion thereon.
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

Right-of-use assets and lease liabilities

Description of the Matter
As discussed in Notes 1 and 9 to the consolidated financial statements, the Company recognizes right-of-use assets and corresponding lease liabilities for all leases on the balance sheet, excluding short-term leases (leases with terms of 12 months or less) as described under Accounting Standards Codification 842 (“ASC 842”). Because most of the Company’s leases do not provide a determinable implicit rate, the Company used a third party to assist in determining its incremental borrowing rates, which were used to calculate its right-of-use assets and lease liabilities. As of December 25, 2025, the Company’s right-of-use assets were $1,617.8 million and lease liabilities were $1,795.3 million (of which $155.7 million was current and $1,639.6 million was long-term).

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

To test the right-of-use assets and lease liabilities recorded by the Company for new or modified leases entered into during the year ended December 25, 2025, our audit procedures included, among others, evaluating the methodology, the significant assumptions discussed above and underlying data used by the Company. We involved our valuation specialists to assist in evaluating the Company’s methodology to develop the incremental borrowing rates and preparing an independent calculation of the rates, which we compared to management’s estimates.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2011.
Atlanta, Georgia
February 19, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Floor & Decor Holdings, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Floor & Decor Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 25, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Floor & Decor Holdings, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 25, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 25, 2025 and December 26, 2024, the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 25, 2025, and the related notes and our report dated February 19, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Atlanta, Georgia
February 19, 2026

Floor & Decor Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

in thousands, except for share and per share data	December 25, 2025	December 26, 2024
Assets
Current assets:
Cash and cash equivalents	$249,296	$187,669
Income taxes receivable	7,270	21,735
Receivables, net	94,068	101,486
Inventories, net	1,133,083	1,132,599
Prepaid expenses and other current assets	44,214	48,896
Total current assets	1,527,931	1,492,385
Fixed assets, net	1,856,127	1,786,587
Right-of-use assets	1,617,772	1,331,238
Intangible assets, net	146,536	150,203
Goodwill	257,940	257,940
Deferred income tax assets, net	19,298	17,082
Other assets	43,754	15,043
Total long-term assets	3,941,427	3,558,093
Total assets	$5,469,358	$5,050,478
Liabilities and stockholders’ equity
Current liabilities:
Current portion of term loan	$2,629	$2,103
Current portion of lease liabilities	155,661	138,646
Trade accounts payable	683,675	794,855
Accrued expenses and other current liabilities	298,740	295,425
Deferred revenue	10,685	13,163
Total current liabilities	1,151,390	1,244,192
Term loan	193,589	194,527
Lease liabilities	1,639,598	1,351,282
Deferred income tax liabilities, net	49,479	67,832
Other liabilities	26,466	22,487
Total long-term liabilities	1,909,132	1,636,128
Total liabilities	3,060,522	2,880,320
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at December 25, 2025 and December 26, 2024	—	—
Common stock Class A, $0.001 par value; 450,000,000 shares authorized; 107,774,329 shares issued and outstanding at December 25, 2025 and 107,356,999 issued and outstanding at December 26, 2024	108	107
Additional paid-in capital	577,786	547,818
Accumulated other comprehensive income (loss), net	22	(40)
Retained earnings	1,830,920	1,622,273
Total stockholders’ equity	2,408,836	2,170,158
Total liabilities and stockholders’ equity	$5,469,358	$5,050,478
See accompanying notes to consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income

	Fiscal Year Ended
in thousands, except for per share data	December 25, 2025	December 26, 2024	December 28, 2023
Net sales	$4,684,088	$4,455,770	$4,413,884
Cost of sales	2,640,180	2,527,519	2,555,536
Gross profit	2,043,908	1,928,251	1,858,348
Selling, general and administrative expenses	1,773,838	1,672,075	1,536,920
Operating income	270,070	256,176	321,428
Interest expense, net	3,409	2,773	9,897
Income before income taxes	266,661	253,403	311,531
Income tax expense	58,014	47,531	65,551
Net income	$208,647	$205,872	$245,980
Change in fair value of hedge instruments, net of tax	62	(1,462)	(2,915)
Total comprehensive income	$208,709	$204,410	$243,065
Basic earnings per share	$1.94	$1.92	$2.31
Diluted earnings per share	$1.92	$1.90	$2.28
See accompanying notes to consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common Stock Class A		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
in thousands	Shares	Amount
Balance, December 30, 2022	106,151	$106	$482,312	$4,337	$1,170,421	$1,657,176
Stock-based compensation expense	—	—	27,240	—	—	27,240
Exercise of stock options	491	1	10,959	—	—	10,960
Issuance of common stock upon vesting of restricted stock units	151	—	—	—	—	—
Shares issued under employee stock purchase plan	84	—	5,159	—	—	5,159
Common stock redeemed for tax liability	(139)	—	(12,610)	—	—	(12,610)
Other comprehensive loss, net of tax	—	—	—	(2,915)	—	(2,915)
Net income	—	—	—	—	245,980	245,980
Balance, December 28, 2023	106,738	$107	$513,060	$1,422	$1,416,401	$1,930,990
Stock-based compensation expense	—	—	33,695	—	—	33,695
Exercise of stock options	457	—	10,115	—	—	10,115
Issuance of common stock upon vesting of restricted stock units	226	—	—	—	—	—
Shares issued under employee stock purchase plan	59	—	5,459	—	—	5,459
Common stock redeemed for tax liability	(123)	—	(14,511)	—	—	(14,511)
Other comprehensive loss, net of tax	—	—	—	(1,462)	—	(1,462)
Net income	—	—	—	—	205,872	205,872
Balance, December 26, 2024	107,357	$107	$547,818	$(40)	$1,622,273	$2,170,158
Stock-based compensation expense	—	—	29,505	—	—	29,505
Exercise of stock options	153	—	3,453	—	—	3,453
Issuance of common stock upon vesting of restricted stock units	280	1	(1)	—	—	—
Shares issued under employee stock purchase plan	78	—	5,970	—	—	5,970
Common stock redeemed for tax liability	(94)	—	(8,959)	—	—	(8,959)
Other comprehensive gain, net of tax	—	—	—	62	—	62
Net income	—	—	—	—	208,647	208,647
Balance, December 25, 2025	107,774	$108	$577,786	$22	$1,830,920	$2,408,836
See accompanying notes to consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Fiscal Year Ended
in thousands	December 25, 2025	December 26, 2024	December 28, 2023
Operating activities
Net income	$208,647	$205,872	$245,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	241,160	232,473	201,869
Stock-based compensation expense	29,505	33,695	27,240
Deferred income taxes	(20,556)	(1,807)	23,722
Loss on asset impairments and disposals, net	524	2,103	925
Change in fair value of contingent earn-out liabilities	(375)	(866)	2,609
Changes in operating assets and liabilities, net of effects of acquisition:
Receivables, net	7,418	(1,973)	1,151
Inventories, net	(484)	(26,449)	194,890
Trade accounts payable	(115,030)	122,338	96,985
Accrued expenses and other current liabilities	26,002	31,477	7,507
Income taxes	14,133	5,657	(18,413)
Deferred revenue	(2,478)	1,886	1,217
Other, net	(6,630)	(1,251)	17,907
Net cash provided by operating activities	381,836	603,155	803,589
Investing activities
Purchases of fixed assets	(317,764)	(446,826)	(547,613)
Acquisition, net of cash acquired	—	—	(17,353)
Net cash used in investing activities	(317,764)	(446,826)	(564,966)
Financing activities
Payments on term loan	(2,103)	(2,103)	(2,103)
Borrowings on revolving line of credit	—	258,600	518,900
Payments on revolving line of credit	—	(258,600)	(729,100)
Payments of contingent earn-out liabilities	(806)	(2,002)	(5,241)
Proceeds from exercise of stock options	3,453	10,115	10,960
Proceeds from employee stock purchase plan	5,970	5,459	5,159
Tax payments for stock-based compensation awards	(8,959)	(14,511)	(12,610)
Net cash used in financing activities	(2,445)	(3,042)	(214,035)
Net increase in cash and cash equivalents	61,627	153,287	24,588
Cash and cash equivalents, beginning of the period	187,669	34,382	9,794
Cash and cash equivalents, end of the period	$249,296	$187,669	$34,382
Supplemental disclosures of cash flow information
Buildings and equipment acquired under operating leases	$439,745	$186,937	$201,486
Cash paid for interest, net of capitalized interest	$9,123	$5,830	$9,595
Cash paid for income taxes, net of refunds	$63,961	$42,875	$61,027
Fixed assets accrued at the end of the period	$47,864	$65,188	$135,707
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
As of December 25, 2025, the Company, through its wholly owned subsidiary, Floor and Decor Outlets of America, Inc. (“Outlets”), operates 270 warehouse-format stores, which average 76,000 square feet, and five small-format standalone design studios in 39 states, as well as five distribution centers, a website, FloorandDecor.com, and a commercial surfaces business through its subsidiary, Spartan Surfaces, LLC (“Spartan”). Substantially all of the Company’s operating assets and liabilities are held by Outlets.
Fiscal Year
The Company’s fiscal year is the 52- or 53-week period ending on the Thursday on or preceding December 31st. The fiscal years ended December 25, 2025 (“fiscal 2025”), December 26, 2024 (“fiscal 2024”), and December 28, 2023 (“fiscal 2023”) include 52 weeks. 52-week fiscal years consist of thirteen-week periods in each quarter of the fiscal year. When a 53-week fiscal year occurs, the Company reports the additional week at the end of the fiscal fourth quarter.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Certain prior period amounts have been reclassified to conform with the current year presentation.
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
Receivables
Receivables consist primarily of amounts due from credit card companies, vendor receivables, and commercial credit receivables. The Company typically collects its credit card receivables within three to five business days of the underlying sale to the customer, while commercial credit receivables are typically collected within 40 days after the customer takes possession of the goods. The Company has agreements with a majority of its large merchandise vendors that allow for specified rebates based on purchasing volume. Generally, these agreements are on an annual basis, and the Company collects the majority of rebates earned each quarter subsequent to quarter end. Additionally, the Company has agreements with substantially all vendors that allow for the return of certain damaged or defective merchandise throughout the normal course of business. When inventory is identified to return to a vendor, it is removed from inventory and recorded as a receivable on the Consolidated Balance Sheets, and any variance between capitalized inventory cost associated with the return and the expected vendor reimbursement is expensed in cost of sales in the Consolidated Statements of Operations and Comprehensive Income when the inventory is identified to be returned to the vendor. The Company reserves for estimated uncollected receivables based on historical trends, which historically have been immaterial. The allowance for doubtful accounts was $1.7 million and $1.2 million as of December 25, 2025 and December 26, 2024, respectively.

Credit Program
Credit is offered to the Company’s customers through a proprietary credit card underwritten by third-party financial institutions at no recourse to the Company. The Company also offers limited credit to its commercial clients. The Company’s total credit exposure for receivables not insured by a third party at the end of fiscal years 2025 and 2024 was $13.0 million and $11.4 million, respectively.
Merchandise Inventories
Inventories consist of merchandise held for sale and are stated at the lower of cost or net realizable value. If the net realizable value of inventory falls below its cost, the difference is recorded in cost of sales in the Consolidated Statements of Operations and Comprehensive Income in the period in which it occurs. The Company determines inventory costs using the moving weighted average cost method. The Company capitalizes transportation, duties, and other costs to get product to its retail locations. The Company records reserves for estimated losses related to shrink, net realizable value, aged inventory, special order merchandise, and other amounts that are otherwise not expected to be fully recoverable. These reserves are calculated based on historical shrink, selling prices, margins, and current business trends. The estimates have calculations that require management to make assumptions based on the current rate of sales, age, salability, and profitability of inventory, historical percentages that can be affected by changes in the Company’s merchandising mix, customer preferences, and changes in actual shrink trends. These reserves totaled $18.4 million and $19.4 million as of December 25, 2025 and December 26, 2024, respectively.
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
Internal-Use Software Costs
The Company capitalizes certain costs related to the acquisition and development of internal-use software, which are included within fixed assets, net in the Consolidated Balance Sheets. Capitalized internal-use software costs are amortized using the straight-line method over the estimated useful life of the software within selling, general and administrative (“SG&A”) expenses in the Consolidated Statements of Operations and Comprehensive Income. Costs related to internal-use software not meeting the criteria for capitalization are expensed as incurred.

Cloud Computing Arrangements
The Company capitalizes certain costs to implement cloud computing arrangements (“CCA”) that are service contracts hosted by third-party vendors. CCA implementation costs meeting the criteria for capitalization are included within other assets in the Consolidated Balance Sheets and are amortized using the straight-line method over the expected term of the related contract, which may include reasonably certain renewals. Amortization expense for capitalized implementation costs is presented in the Consolidated Statements of Operations and Comprehensive Income within SG&A expenses.
As of December 25, 2025 and December 26, 2024, CCA implementation costs included in other assets were $38.1 million and $7.5 million, respectively.
Goodwill and Other Indefinite-lived Intangible Assets
Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Company does not amortize goodwill and other intangible assets with indefinite lives resulting from business combinations but, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Other, does assess the recoverability of goodwill annually in the fourth quarter of each fiscal year, or more often if events occur or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Such circumstances could include, but are not limited to, a significant adverse change in customer demand or business climate or an adverse action or assessment by a regulator. Each year, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to complete quantitative impairment assessments. The Company has two reporting units, which are Floor & Decor Retail (“Retail”) and Spartan.
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
During the fourth quarter of fiscal 2025, the Company qualitatively assessed whether it was more likely than not that the goodwill and indefinite-lived intangible assets were impaired. Based on these assessments, the Company determined it was more likely than not that its goodwill and other indefinite-lived intangible assets were not impaired as of October 24, 2025. No events or changes in circumstances have occurred since the date of the Company’s most recent annual impairment assessment that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
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
As of December 25, 2025 and December 26, 2024, ARO assets included in fixed assets, net were $12.7 million and $13.6 million, respectively, and ARO liabilities included in other long-term liabilities were $21.6 million and $18.5 million, respectively.

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
Business Combinations
The Company accounts for acquisitions in accordance with ASC 805, Business Combinations (“ASC 805”). The purchase price of an acquisition is measured as the aggregate fair value of the consideration transferred at the date of acquisition. The purchase price is allocated to the fair values of the tangible and intangible assets acquired and liabilities assumed, with any excess recorded as goodwill. These fair value determinations require judgment and may involve the use of significant estimates and assumptions. The purchase price allocation may be provisional during a measurement period of up to one year from the acquisition date to provide reasonable time to obtain the information necessary to identify and measure the assets acquired and liabilities assumed. Only facts and circumstances that existed as of the acquisition date are considered for subsequent adjustment to the purchase price allocation, and any such adjustment will be recognized in the period in which it is determined prior to completion of the measurement period. Transaction costs associated with acquisitions are expensed as incurred.
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
Gift Cards and Merchandise Credits
The Company sells gift cards to customers and also issues merchandise credits in its stores. Gift cards and merchandise credits are accounted for by recognizing a liability at the time the gift card is sold or the merchandise credit is issued. The liability is relieved and revenue is recognized upon redemption. We recognize breakage revenue that is not subject to escheatment based on historical redemption patterns for the portion of gift card values that are not expected to be redeemed. Accordingly, in fiscal years 2025, 2024, and 2023, the Company recognized gift card breakage income related to unredeemed gift cards of $3.3 million, $7.7 million, and $5.1 million, respectively, within net sales in the Consolidated Statements of Operations and Comprehensive Income.
Loyalty Program
Our Pro Premier loyalty program allows customers to earn points through purchases in our stores and our website. Eligible transactions typically earn loyalty points at a rate of one percent of the merchandise selling price. However, our high-volume customers may earn loyalty points at a rate of three percent. The Company defers the estimated standalone selling price of the loyalty points as a reduction to revenue and establishes a corresponding liability. The estimated selling price accounts for the portion of loyalty points expected to be redeemed. The loyalty program represents a material right to the customer as points may be redeemed on future purchases of Company merchandise, as well as goods and services fulfilled by third parties. Breakage for loyalty point rewards is estimated based on historical customer redemption patterns and may change in the future as the program matures.
Sales Returns and Allowances
The Company accrues for estimated sales returns based on historical results. The allowance for sales returns at December 25, 2025 and December 26, 2024, was $29.0 million and $28.4 million, respectively.
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
Selling, General and Administrative Expenses
SG&A expenses consist primarily of store and store support center wages, incentive compensation and benefits, store and store support center occupancy costs, depreciation and amortization, advertising costs, credit card fees, pre-opening costs, information technology costs, and other miscellaneous operating costs.
In the current year, the Company combined selling and store operating expenses, general and administrative expenses, and pre-opening expenses into SG&A expenses within the Consolidated Statements of Operations and Comprehensive Income.

Advertising Expenses
The Company expenses advertising costs as the advertising takes place. Advertising costs incurred during the fiscal years ended December 25, 2025, December 26, 2024, and December 28, 2023 were $103.6 million, $108.2 million, and $112.1 million, respectively, and are included in SG&A expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income.
Pre-Opening Expenses
The Company accounts for operating expenditures incurred prior to opening a new store as SG&A expenses in its Consolidated Statements of Operations and Comprehensive Income.
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
Recently Adopted Accounting Pronouncements
Codification Improvements. In March 2024, the FASB issued Accounting Standards Update (“ASU”) No. 2024-02, “Codification Improvements - Amendments to Remove References to the Concepts Statements.” ASU No. 2024-02 removes references to various FASB Concepts Statements within the Codification. In the first quarter of fiscal 2025, the Company adopted ASU No. 2024-02 on a prospective basis. The adoption of ASU No. 2024-02 did not have a material impact on the Company’s consolidated financial statements or related disclosures.

Income Taxes. In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740).” The amendments in this ASU improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. Additionally, this ASU improves the effectiveness and comparability of disclosures by adding disclosures of pretax income (or loss) and income tax expense (or benefit) to be consistent with SEC Regulation S-X §210.4-08(h) and by removing disclosures that no longer are considered cost beneficial or relevant. In fiscal 2025, the Company adopted ASU No. 2023-09 on a retrospective basis. The adoption did not have a material impact on the Company’s financial position, results of operations, or cash flows as the standard only impacts financial statement footnote disclosures. For additional information, refer to Note 6, “Income Taxes.”
Recently Issued Accounting Pronouncements
Interim Reporting. In December 2025, the FASB issued ASU No. 2025-11, “Interim Reporting (Topic 270).” ASU 2025-11 clarifies interim disclosure requirements and the applicability of Topic 270. This ASU adds a comprehensive list of required interim disclosures, clarifies the form and content of interim financial statements, and requires disclosure of events since the end of the previous annual reporting period that materially affect the entity. The guidance in ASU 2025-11 is effective for interim periods within fiscal years beginning after December 15, 2027, and can be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-11 on the Company’s consolidated financial statements and related disclosures.
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

Contract liabilities within the Consolidated Balance Sheets primarily consisted of deferred revenue as well as amounts in accrued expenses and other current liabilities related to the Pro Premier Rewards loyalty program and unredeemed gift cards. During fiscal 2025, the Company modified its loyalty program to include a redemption option that allows customers to redeem earned points for gift cards. As of December 25, 2025, contract liabilities totaled $77.9 million and included $57.9 million of loyalty program liabilities, $10.7 million of deferred revenue, and $9.3 million of unredeemed gift cards. As of December 26, 2024, contract liabilities totaled $20.2 million and included $13.2 million of deferred revenue and $7.0 million of unredeemed gift cards. Of the contract liabilities outstanding as of December 26, 2024, approximately $15.9 million was recognized in revenue during fiscal 2025.
Disaggregated Revenue
The Company has one reportable segment. The following table presents the net sales of each major product category for each of the last three fiscal years:

	Fiscal Year Ended
	December 25, 2025		December 26, 2024		December 28, 2023
dollars in thousands	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Laminate and vinyl	$1,154,538	25%	$1,104,932	25%	$1,179,027	26%
Tile	1,064,884	23	1,029,946	23	1,035,281	23
Installation materials and tools	957,195	20	893,714	20	820,649	19
Decorative accessories and wall tile	770,005	17	754,255	17	741,846	17
Wood	332,754	7	279,134	6	259,222	6
Natural stone	201,972	4	204,968	5	208,286	5
Adjacent categories	115,661	2	103,797	2	83,525	2
Other (1)	87,079	2	85,024	2	86,048	2
Total	$4,684,088	100%	$4,455,770	100%	$4,413,884	100%
(1)Other includes delivery, sample, and other product revenue and adjustments for deferred revenue, sales returns reserves, and other revenue related adjustments that are not allocated on a product-category basis.
3. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of December 25, 2025 and December 26, 2024 consisted of the following:

in thousands	December 25, 2025	December 26, 2024
Loyalty program liability	$57,944	$54,404
Accrued incentive compensation	33,137	31,844
Wages and payroll taxes payable	31,314	31,899
Insurance reserves	29,243	25,222
Sales returns and allowances	29,041	28,366
Accrued construction in progress	24,291	43,237
Sales taxes payable	24,195	25,288
Unredeemed gift cards	9,300	6,973
Other	60,275	48,192
Accrued expenses and other current liabilities	$298,740	$295,425

4. Fixed Assets
Fixed assets as of December 25, 2025 and December 26, 2024 consisted of the following:

in thousands	December 25, 2025	December 26, 2024
Leasehold improvements	$929,217	$892,485
Buildings and improvements (1)	831,719	718,234
Furniture, fixtures, and equipment	358,603	462,882
Computer software and hardware	186,107	241,870
Land	128,494	123,381
Construction in process	101,972	115,471
Fixed assets, at cost	2,536,112	2,554,323
Less: accumulated depreciation and amortization	679,985	767,736
Fixed assets, net	$1,856,127	$1,786,587
(1)Represents buildings and improvements on land that the Company owns as well as on land that the Company is leasing through ground leases.
Depreciation and amortization on fixed assets for the fiscal years ended December 25, 2025, December 26, 2024, and December 28, 2023 was $233.5 million, $225.9 million, and $195.8 million, respectively.
5. Intangible Assets
There were no changes in the carrying amount of goodwill for the fiscal years ended December 25, 2025 and December 26, 2024.
The gross carrying amount and accumulated amortization of other intangible assets as of December 25, 2025 and December 26, 2024 are as follows:

	December 25, 2025			December 26, 2024
in thousands	Gross carrying amount	Accumulated amortization	Net carrying value	Gross carrying amount	Accumulated amortization	Net carrying value
Amortizable intangible assets:
Customer relationships	$43,216	$(15,349)	$27,867	$43,216	$(11,747)	$31,469
Non-compete agreement	300	(300)	—	300	(235)	65
Total amortizable intangible assets	43,516	(15,649)	27,867	43,516	(11,982)	31,534
Indefinite-lived intangible assets:
Trade names	118,669	—	118,669	118,669	—	118,669
Total intangible assets	$162,185	$(15,649)	$146,536	$162,185	$(11,982)	$150,203
Customer relationships and the non-compete agreement are amortized over their useful lives of 12 years and five years, respectively. Amortization expense related to amortizable intangible assets was $3.7 million, $3.7 million, and $3.5 million for the fiscal years ended December 25, 2025, December 26, 2024, and December 28, 2023, respectively, and was included within SG&A expenses on the Company’s Consolidated Statements of Operations and Comprehensive Income.
As of December 25, 2025, the estimated future amortizable expense related to other intangible assets is $3.6 million for each of 2026, 2027, 2028, 2029, and 2030 and $9.9 million thereafter.

6. Income Taxes
The components of income tax expense are as follows:

	Fiscal Year Ended
in thousands	December 25, 2025	December 26, 2024	December 28, 2023
Current expense:
Federal	$67,320	$40,764	$29,737
State	11,250	8,574	12,092
Total current expense	78,570	49,338	41,829
Deferred expense (benefit):
Federal	(18,160)	1,024	24,792
State	(2,396)	(2,831)	(1,070)
Total deferred (benefit) expense	(20,556)	(1,807)	23,722
Income tax expense	$58,014	$47,531	$65,551
The following is a summary of the differences in amounts and percentages between the federal statutory tax rate of 21% and the Company’s effective tax rate for each of the last three fiscal years:

	Fiscal Year Ended
	December 25, 2025		December 26, 2024		December 28, 2023
dollars in thousands	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$55,999	21.0%	$53,215	21.0%	$65,421	21.0%
State and local income taxes, net of federal income tax effect (1) (2)	6,995	2.6	4,538	1.8	8,824	2.8
Tax credits:
Energy-related tax credits	(4,401)	(1.6)	(248)	(0.1)	(257)	(0.1)
Other tax credits	(1,736)	(0.7)	(2,029)	(0.8)	(1,762)	(0.6)
Nontaxable or nondeductible items:
Share-based payment awards	(1,433)	(0.5)	(10,769)	(4.2)	(8,748)	(2.8)
Other	2,244	0.8	3,013	1.2	1,714	0.6
Changes in unrecognized tax benefits	471	0.2	810	0.3	—	—
Other adjustments	(125)	—	(999)	(0.4)	359	0.1
Effective tax rate	$58,014	21.8%	$47,531	18.8%	$65,551	21.0%
(1)For fiscal 2025, California, New Jersey, and New York contributed to the majority of the tax effect in this category. For fiscal 2024, California and Texas contributed to the majority of the tax effect in this category. For fiscal 2023, California, Georgia, and Illinois contributed to the majority of the tax effect in this category.
(2)Includes state excess tax benefits related to stock-based compensation awards for fiscal years 2025, 2024, and 2023 of $0.3 million, $2.1 million, and $1.8 million, respectively.
Cash paid for income taxes, net of refunds, consisted of the following:

	Fiscal Year Ended
in thousands	December 25, 2025	December 26, 2024	December 28, 2023
Federal	$50,130	$33,100	$45,405
State:
California	2,692	2,313	3,629
Other	11,139	7,462	11,993
Total	$63,961	$42,875	$61,027

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and (liabilities) are presented below:

in thousands	December 25, 2025	December 26, 2024
Deferred tax assets:
Lease liabilities	$454,752	$375,909
Accruals not currently deductible for tax purposes	27,024	24,011
Inventories	11,519	11,552
Stock-based compensation	8,805	7,559
Other intangibles	2,539	8,292
Gift card liability	2,286	1,682
Other	1,832	1,853
Total deferred tax assets	508,757	430,858
Deferred tax liabilities:
Right-of-use assets	(406,371)	(332,596)
Fixed assets	(99,707)	(116,400)
Intangible assets	(27,506)	(27,358)
Other	(5,354)	(5,254)
Total deferred tax liabilities	(538,938)	(481,608)
Net deferred tax liabilities	$(30,181)	$(50,750)
The Company utilized no tax-effected state net operating losses in fiscal years 2025 and 2024. As of December 25, 2025, approximately $0.8 million of tax-effected state net operating losses were available to reduce future income taxes. The state net operating losses expire in various amounts beginning in fiscal 2034.
Pursuant to provisions under the Inflation Reduction Act, the Company purchased transferable federal tax credits during fiscal 2025. These federal tax credits were purchased at negotiated discounts, resulting in an income tax benefit recorded during the fiscal year ended December 25, 2025. Receivables associated with the transferable federal tax credits are recorded as an adjustment to income taxes payable.
In assessing the realization of deferred tax assets, including net operating losses, management considered whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in prior carryback periods, future reversals of existing taxable temporary differences, tax planning strategies, and future taxable income exclusive of reversing temporary differences and carryforwards in making this assessment, and accordingly, has concluded that no valuation allowance is necessary as of December 25, 2025 or December 26, 2024.
The Company files income tax returns with the U.S. Federal government and various state jurisdictions. Prior tax years beginning in fiscal year 2022 remain open to examination by the Internal Revenue Service. Foreign, state, and local income tax returns are generally subject to examination for a period of three to five years after filing of the respective returns.
There was no unrecognized tax benefits activity in fiscal 2023. The following is a reconciliation of the beginning and ending balance of unrecognized tax benefits for the periods presented:

	Fiscal Year Ended
in thousands	December 25, 2025	December 26, 2024
Unrecognized tax benefits balance at beginning of fiscal year	$810	$—
Additions based on tax positions related to the current year	471	334
Additions for tax positions of prior years	—	476
Unrecognized tax benefits balance at end of fiscal year	$1,281	$810

As of December 25, 2025 and December 26, 2024, there were unrecognized tax benefits of $1.3 million and $0.8 million, respectively, that, if recognized, would affect the Company’s effective tax rate. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits in income tax expense. The Company did not recognize interest expense related to unrecognized tax benefits during fiscal years 2025, 2024, or 2023.
One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA contains numerous amendments to federal income tax provisions such as making key elements of the Tax Cuts and Jobs Act permanent, including 100% bonus depreciation and domestic research cost expensing. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented in later years. There was no material impact to the Company’s fiscal 2025 effective tax rate or consolidated financial statements. We have realized a reduction in our fiscal 2025 cash tax payments due to the above mentioned provisions.
7. Fair Value Measurements
As of December 25, 2025 and December 26, 2024, the Company had certain financial assets and liabilities on its Consolidated Balance Sheets that were required to be measured at fair value on a recurring or non-recurring basis. The estimated fair values of financial assets and liabilities such as cash and cash equivalents, receivables, prepaid expenses and other current assets, other assets, accounts payable, and accrued expenses and other current liabilities approximate their respective carrying values as reported within the Consolidated Balance Sheets. Refer to Note 1, “Summary of Significant Accounting Policies” and Note 15, “Acquisition” for a discussion of the valuation of goodwill and intangible assets, respectively. See Note 10, “Debt” for discussion of the fair value of the Company’s debt.
Recurring Fair Value Measurements
As of December 25, 2025, the Company’s contingent earn-out liability had an aggregate estimated fair value of $0.8 million, which is included in accrued expenses and other current liabilities within the Consolidated Balance Sheets. The contingent earn-out liability is classified as Level 3 within the fair value hierarchy due to the use of unobservable inputs that are significant to the valuation. For the fiscal year ended December 25, 2025, $0.4 million was recognized as a benefit in SG&A expenses within the Consolidated Statements of Operations and Comprehensive Income due to a decrease in the fair value of the contingent earn-out liability. The table below summarizes changes in contingent earn-out liabilities during the fiscal year ended December 25, 2025:

in thousands	Contingent Earn-out Liabilities
Balance at December 26, 2024	$4,502
Fair value adjustment	(375)
Payments	(3,377)
Balance at December 25, 2025	$750
In fiscal 2025, the Company adjusted the fair value of the contingent earn-out liability based on actual performance relative to performance period targets. The earn-out related to the fiscal 2025 performance period will be paid in the first quarter of fiscal 2026.
Interest Rate Cap Contract
The Company has an outstanding interest rate cap contract that was valued primarily using Level 2 inputs based on data readily observable in public markets. The Company’s interest rate cap contract was negotiated with a counterparty without going through a public exchange. Accordingly, the Company’s fair value assessment for the derivative contract gave consideration to the risk of counterparty default as well as the Company’s own credit risk. Refer to Note 8, “Derivatives and Risk Management” for additional details related to the Company’s interest rate cap contract.
Non-recurring Fair Value Measurements
Fair value measurements are made in connection with the Company’s acquisitions. Refer to Note 15, “Acquisition,” for additional details. There were no other assets or liabilities as of December 25, 2025 or December 26, 2024 that resulted from fair value measurements made on a non-recurring basis.

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
In an effort to manage exposure to the risk associated with variable interest rate long-term debt, the Company periodically enters into interest rate derivative contracts. These interest rate derivative contracts are used to convert the interest rate exposure on a portion of the Company’s debt portfolio from a floating rate to a capped rate and are designated as cash flow hedges.
Cash Flow Hedge
As of December 25, 2025 and December 26, 2024, the Company’s outstanding interest rate cap contract was designated as a cash flow hedge. The contract has a notional value of $150.0 million and effectively caps Secured Overnight Financing Rate (“SOFR”) based interest payments on a portion of the Company’s Term Loan Facility at 5.50% beginning in May 2024 and will continue until the interest rate cap contract expires in April 2026. The table below presents the location and fair value of the interest rate cap on the Consolidated Balance Sheets as of December 25, 2025 and December 26, 2024:

in thousands	Balance Sheet Location	December 25, 2025	December 26, 2024
Interest rate cap	Prepaid expenses and other current assets	$—	$11
Interest rate cap	Other assets	$—	$42
Effects of the Company’s designated hedge contracts are as follows:

	Effective Portion Reclassified From AOCI to Earnings			Effective Portion Recognized in Other Comprehensive Income
	Fiscal Year Ended			Fiscal Year Ended
in thousands	December 25, 2025	December 26, 2024	December 28, 2023	December 25, 2025	December 26, 2024	December 28, 2023
Interest rate caps (cash flow hedges)	$—	$1,877	$5,069	$62	$415	$2,154
Credit Risk
The counterparty to the Company’s derivative contract is a financial institution with an investment grade credit rating. The Company periodically monitors the credit risk of its counterparty. The impact of credit risk, as well as the ability of each party to fulfill its obligation under the derivative financial instrument, is considered in determining the fair value of the contract. Credit risk has not had a significant effect on the fair value of the Company’s derivative contract. The Company’s derivative financial instrument does not have any credit risk-related contingent features or collateral requirements.
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

When readily determinable, the rate implicit in the lease is used to discount lease payments to present value; however, substantially all of the Company’s leases do not provide a readily determinable implicit rate. If the rate implicit in the lease is not readily determinable, the Company uses a third party to assist in the determination of a secured incremental borrowing rate, determined on a collateralized basis, to discount lease payments based on information available at lease commencement. The secured incremental borrowing rate is estimated based on yields obtained from Bloomberg for U.S. consumers with a BB credit rating and is adjusted for collateralization as well as inflation. As of December 25, 2025 and December 26, 2024, the Company’s weighted average discount rate was 6.0% and 5.8%, respectively. As of both December 25, 2025 and December 26, 2024, the weighted average remaining lease term of the Company’s leases was approximately 12 years.
Lease Costs
The table below presents components of lease expense for operating leases within the Company’s Consolidated Statements of Operations and Comprehensive Income:

		Fiscal Year Ended
in thousands	Classification	December 25, 2025	December 26, 2024	December 28, 2023
Fixed operating lease cost:	Selling, general and administrative expenses	$204,615	$196,141	$176,438
	Cost of sales	49,291	23,197	21,336
Total fixed operating lease cost		253,906	219,338	197,774
Variable lease cost (1):	Selling, general and administrative expenses	80,324	72,483	59,923
	Cost of sales	7,345	4,184	4,009
Total variable lease cost		87,669	76,667	63,932
Total operating lease cost (2)		$341,575	$296,005	$261,706
(1)Includes variable costs for common area maintenance, property taxes, and insurance on leased real estate.
(2)Excludes short-term lease costs, which were immaterial for the fiscal years ended December 25, 2025, December 26, 2024, and December 28, 2023.
Undiscounted Cash Flows
Future minimum lease payments under non-cancelable operating leases as of December 25, 2025 were as follows:

in thousands	Amount
2026	$258,341
2027	255,376
2028	235,656
2029	223,248
2030	203,514
Thereafter	1,442,411
Total minimum lease payments (1) (2)	2,618,546
Less: amount of lease payments representing interest	823,287
Present value of future minimum lease payments	1,795,259
Less: current obligations under leases	155,661
Long-term lease obligations	$1,639,598
(1)Future lease payments exclude approximately $49.1 million of legally binding minimum lease payments for operating leases signed but not yet commenced.
(2)Operating lease payments include $288.7 million related to options to extend lease terms that are reasonably certain of being exercised.
For the fiscal years ended December 25, 2025, December 26, 2024, and December 28, 2023, cash paid for amounts included in the measurement of operating lease liabilities was $248.6 million, $213.6 million, and $194.0 million, respectively.

Litigation
On November 15, 2021, the Company was added as a defendant in a wrongful death lawsuit, Nguyen v. Inspections Now, Inc., No. 21-DCV-287142, in the 434th Judicial District Court of Fort Bend County, Texas. Bestview International Company was also named as a defendant in the case. The Company maintained insurance to cover liability arising out of this lawsuit up to the policy limits and subject to meeting certain deductibles and to other terms and conditions thereof. In 2022, the Company exhausted its deductible for this lawsuit. In the fourth quarter of fiscal 2025, the Company and the plaintiff and intervenors settled the case and resolved all claims related to the lawsuit. The entire settlement amount was within our coverage limits, and our insurance carriers fully funded the settlement. Accordingly, there is no loss related to this settlement.
The Company is also subject to various other legal actions, claims, and proceedings arising in the ordinary course of business, which may include claims related to general liability, workers’ compensation, personal injury, product liability, intellectual property, and employment-related matters resulting from its business activities. As with most actions such as these, an estimation of any possible and/or ultimate liability cannot always be determined. The Company establishes reserves for specific legal proceedings when it determines that the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated. These various other ordinary course proceedings are not expected to have a material impact on the Company’s consolidated financial position, cash flows, or results of operations. Regardless of the outcome, however, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.
10. Debt
The following table summarizes the Company’s long-term debt as of December 25, 2025 and December 26, 2024:

dollars in thousands	Maturity Date	Interest Rate Per Annum at December 25, 2025		December 25, 2025	December 26, 2024
Credit Facilities:
Term Loan Facility (1)	February 14, 2027	5.92%	Variable	$198,190	$200,293
Asset-based Loan Facility (“ABL Facility”)	August 4, 2027	4.98%	Variable	—	—
Total secured debt at par value				198,190	200,293
Less: current maturities				2,629	2,103
Long-term debt maturities				195,561	198,190
Less: unamortized discount and debt issuance costs				1,972	3,663
Total long-term debt				$193,589	$194,527
(1)The applicable interest rate for the Term Loan Facility as presented herein does not include the effect of the interest rate cap contract. Refer to Note 8, “Derivatives and Risk Management” for additional details related to the Company’s interest rate cap contract.
The following table summarizes scheduled maturities of the Company’s debt as of December 25, 2025:

in thousands	Amount
2026	$2,629
2027	195,561
Total minimum debt payments	$198,190
Components of interest expense are as follows for the periods presented:

	Fiscal Year Ended
in thousands	December 25, 2025	December 26, 2024	December 28, 2023
Interest expense	$17,022	$19,357	$23,297
Less:
Interest income (1)	7,858	7,541	6,392
Capitalized interest	5,755	9,043	7,008
Interest expense, net	$3,409	$2,773	$9,897
(1)Includes interest income related to the Company’s cash on hand and interest rate cap contracts. Refer to Note 8, “Derivatives and Risk Management” for additional details related to the Company’s interest rate cap contract.

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
ABL Facility
As of December 25, 2025, the Company’s ABL Facility had a maximum availability of $800.0 million with actual available borrowings limited to the sum, at the time of calculation, of (a) eligible credit card receivables multiplied by the credit card advance rate, plus (b) the cost of eligible inventory, net of inventory reserves, multiplied by the applicable appraisal percentage, plus (c) 85% of eligible net trade receivables, plus (d) all eligible cash on hand, plus (e) 100% of the amount for which any eligible letter of credit must be honored after giving effect to any draws, minus certain Availability Reserves (each component as defined in the ABL Facility). The ABL Facility is available for issuance of letters of credit and contains a sublimit of $50.0 million for standby letters of credit and commercial letters of credit combined. Available borrowings under the facility are reduced by the face amount of outstanding letters of credit. The Company’s ABL Facility allows for the Company, under certain circumstances, to increase the size of the facility by an additional amount up to $200.0 million.
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
As of December 25, 2025, net availability under the ABL Facility was $660.5 million as reduced by letters of credit of $38.1 million.
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
Deferred Debt Issuance Costs and Original Issue Discounts
Deferred debt issuance costs related to the ABL Facility were approximately $0.8 million as of December 25, 2025 and $1.2 million as of December 26, 2024 and are included in other assets on the Consolidated Balance Sheets. Deferred debt issuance costs and original issue discounts related to the Term Loan Facility were $2.0 million as of December 25, 2025 and $3.7 million as of December 26, 2024 and are included in term loan on the Consolidated Balance Sheets. For each of the fiscal years ended December 25, 2025, December 26, 2024, and December 28, 2023, deferred debt issuance and original issue discount amortization expense was $2.2 million and is included in interest expense, net on the Company’s Consolidated Statements of Operations and Comprehensive Income.

Fair Value of Debt
Market risk associated with the Company’s long-term debt relates to the potential change in fair value and negative impact to future earnings, respectively, from a change in interest rates. The aggregate fair value of debt is based primarily on the Company’s estimates of interest rates, maturities, credit risk, and underlying collateral. The estimated fair value and classification within the fair value hierarchy of the Term Loan Facility was as follows as of December 25, 2025 and December 26, 2024:

in thousands	Fair Value Hierarchy Classification	December 25, 2025	December 26, 2024
Term Loan Facility	Level 3	$197,943	$199,542
The Term Loan Facility fair value is classified as Level 3 within the fair value hierarchy due to the use of unobservable inputs significant to the valuation, including indicative pricing from counterparties and discounted cash flow methods. No amounts were outstanding under the ABL Facility as of December 25, 2025 and December 26, 2024.
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
Stock Incentive Plans
On January 13, 2011, the Company adopted the 2011 Stock Option Plan (as amended, restated, supplemented, or otherwise modified from time to time, the “2011 Plan”) to provide for the grant of stock options to employees (including officers), consultants, and non-employee directors of the Company and its subsidiaries. The Company ceased granting awards under the 2011 Plan upon the implementation of the 2017 Plan (as defined below).
On April 13, 2017, the board of directors approved the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan (as amended, restated, supplemented, or otherwise modified from time to time, the “2017 Plan”), which was subsequently approved by the Company’s stockholders. The 2017 Plan authorizes the Company to grant equity awards, including options, restricted stock units, restricted stock awards, and other stock-based awards to eligible employees (including officers), consultants, and non-employee directors up to an aggregate of 9,000,000 shares of Class A common stock. As of December 25, 2025 and December 26, 2024, there were 4,679,225 and 4,952,065 shares available for grant pursuant to awards under the 2017 Plan, respectively.
Stock-based Compensation
In accordance with ASC 718, the Company measures compensation cost for all stock-based awards at fair value on the date of grant and recognizes compensation expense, net of forfeitures, using the straight-line method over the requisite service period of awards expected to vest, which for each of the awards is the service vesting period. Stock-based compensation expense within the Company’s Consolidated Statements of Operations and Comprehensive Income for the fiscal years ended December 25, 2025, December 26, 2024, and December 28, 2023 was $29.5 million, $33.7 million, and $27.2 million, respectively.
Stock Options
Stock options are granted with an exercise price equal to the closing price of the Company’s Class A common stock on the date of grant, as authorized by the Company’s board of directors or compensation committee. Options granted have contractual terms of ten years and vesting provisions ranging from one year to five years. Stock option grants are generally subject to forfeiture if employment terminates prior to vesting. Stock option award grant date fair values were estimated using the Black-Scholes-Merton option pricing model. No stock options were granted during fiscal years 2025, 2024, and 2023.

The table below summarizes stock option activity for the fiscal year ended December 25, 2025:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 27, 2024	1,147,400	$30.93
Exercised	(153,456)	$22.50
Forfeited or expired	(4,973)	$73.60
Outstanding at December 25, 2025	988,971	$32.03	2.2	$32,146
Vested and exercisable at December 25, 2025	988,971	$32.03	2.2	$32,146
The Company had no unrecognized compensation cost related to stock options as of December 25, 2025.
The fair value of stock options vested during the fiscal years ended December 25, 2025, December 26, 2024, and December 28, 2023 was $0.5 million, $1.9 million, and $3.0 million, respectively. The aggregate intrinsic value of stock options exercised was $9.4 million, $42.2 million, and $37.9 million for the fiscal years ended December 25, 2025, December 26, 2024, and December 28, 2023, respectively.
Restricted Stock Units
The Company periodically grants restricted stock units (“RSUs”), each of which represents an unfunded, unsecured right to receive a share of the Company’s Class A common stock upon vesting. During the fiscal years ended December 25, 2025, December 26, 2024, and December 28, 2023, the Company granted RSUs to certain employees, executive officers, and non-employee directors comprised of service-based RSUs, performance-based RSUs, and total shareholder return (“TSR”) awards. Service-based RSUs vest based on the grantee’s continued service through the vesting date. The performance-based RSUs cliff vest based on (i) the Company’s achievement of predetermined financial metrics at the end of a three-year performance period and (ii) the grantee’s continued service through the vesting date. Depending on the performance-based RSU grant and the extent to which the relevant performance goals are achieved, the number of common shares earned upon vesting may range from 0% to 200% of the award granted. The TSR awards cliff vest based on (i) the Company’s relative TSR compared to a specified peer group and (ii) the grantee’s continued service through the vesting date. The number of common shares earned upon vesting of the TSR awards may range from 0% to 150% of the TSR awards granted with no vesting above the target awards amount if the Company’s three-year absolute TSR is negative. The Company assesses the probability of achieving all performance goals on a quarterly basis. The service period for RSUs granted during the period varies by grantee and is one year from the grant date for non-employee directors and ranges between two to four years from the grant date for employees and executive officers.
The following table summarizes RSU activity during the fiscal year ended December 25, 2025:

	Restricted Stock Units
	Service-based		Performance-based		Total shareholder return
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at December 27, 2024	589,061	$101.03	224,168	$96.09	54,650	$104.67
Granted	353,528	$94.55	101,483	$91.73	—	$—
Vested	(279,584)	$99.20	—	$—	—	$—
Forfeited	(101,040)	$99.21	(59,343)	$94.79	(16,815)	$104.67
Unvested at December 25, 2025	561,965	$98.20	266,308	$94.72	37,835	$104.67

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
The total unrecognized compensation cost related to RSUs as of December 25, 2025 was $40.1 million, which is expected to be recognized over a weighted average period of 1.8 years.
The weighted average grant date fair value per share of RSUs granted during the fiscal years ended December 25, 2025, December 26, 2024, and December 28, 2023 was $93.92, $115.08, and $91.86, respectively. The total fair value of RSUs that vested during the fiscal years ended December 25, 2025, December 26, 2024, and December 28, 2023 was $26.7 million, $26.7 million, and $13.7 million, respectively.
Restricted Stock Awards
Restricted stock awards are issued to certain executive officers and non-employee directors. The fair value of service-based restricted stock awards is based on the closing market price of the Company’s Class A common stock on the date of grant. Compensation cost for service-based restricted stock awards is recognized using the straight-line method over the requisite service period, which is the service vesting period, typically three to four years. No restricted stock awards were granted during fiscal years 2025, 2024, and 2023. The following table summarizes restricted stock award activity during the fiscal year ended December 25, 2025:

	Service-based Restricted Stock Awards
	Shares	Weighted Average Grant Date Fair Value
Unvested at December 27, 2024	3,499	$95.68
Vested	(3,499)	$95.68
Unvested at December 25, 2025	—	$—
The Company had no unrecognized compensation cost related to unvested restricted stock awards as of December 25, 2025.
The total fair value of restricted stock awards that vested during the fiscal years ended December 25, 2025, December 26, 2024, and December 28, 2023 was $0.3 million, $12.8 million, and $19.2 million, respectively.
Employee Stock Purchase Plan
The Employee Stock Purchase Plan (the “ESPP”) is a tax-qualified plan under Section 423 of the Internal Revenue Code and permits eligible employees to purchase shares of the Company’s common stock through payroll deductions, subject to certain limitations. The Company has designated a purchase price per share of common stock acquired under the ESPP at the lesser of 90% of the lower of the fair market value of its common stock on either the first or last trading day of each six-month offering period. There are 1,500,000 shares of the Company’s Class A common stock, par value $0.001 per share, approved for issuance under the ESPP, 78,187, 58,665, and 83,686 of which were issued during fiscal years 2025, 2024, and 2023, respectively. During fiscal years 2025, 2024, and 2023, the Company recognized stock-based compensation expense related to the ESPP totaling $1.3 million, $1.4 million, and $1.3 million, respectively.
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

The following table shows the computation of basic and diluted earnings per share for the periods presented:

	Fiscal Year Ended
in thousands, except per share data	December 25, 2025	December 26, 2024	December 28, 2023
Net income	$208,647	$205,872	$245,980
Basic weighted average shares outstanding	107,639	107,075	106,264
Dilutive effect of share-based awards	780	1,244	1,618
Diluted weighted average shares outstanding	108,419	108,319	107,882
Basic earnings per share	$1.94	$1.92	$2.31
Diluted earnings per share	$1.92	$1.90	$2.28
The following potentially dilutive securities were excluded from the computation of diluted earnings per share as a result of their anti-dilutive effect:

	Fiscal Year Ended
in thousands	December 25, 2025	December 26, 2024	December 28, 2023
Stock options	37	1	55
Restricted stock units	411	—	12
13. Supply Chain Finance
The Company facilitates supply chain finance programs through financial intermediaries, which provide certain suppliers the option to be paid by the financial intermediaries earlier than the due date on the applicable invoice. When a supplier utilizes one of the supply chain finance programs and receives an early payment from a financial intermediary, the supplier takes a discount on the invoice. The Company then pays the financial intermediary the full amount of the invoice on the original due date. The Company does not reimburse suppliers for any costs they incur for participation in the program. Supplier participation is voluntary, and there are no assets pledged as security or other forms of guarantees provided for the committed payment to the financial intermediaries. As a result, all amounts owed to the financial intermediaries are presented as trade accounts payable in the Consolidated Balance Sheets. Amounts due to the financial intermediaries reflected in trade accounts payable at December 25, 2025 and December 26, 2024 were $133.2 million and $167.7 million, respectively.
The following table shows a rollforward of obligations confirmed and paid during fiscal years 2025 and 2024:

in thousands	December 25, 2025	December 26, 2024
Confirmed obligations outstanding at the beginning of the year	$167,731	$113,985
Invoices confirmed during the year	483,146	514,430
Confirmed invoices paid during the year	(517,690)	(460,684)
Confirmed obligations outstanding at the end of the year	$133,187	$167,731
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
The following table presents the Company’s segment information for each of the last three fiscal years:

	Fiscal Year Ended
	December 25, 2025			December 26, 2024			December 28, 2023
in thousands	Retail	Other (1)	Consolidated	Retail	Other (1)	Consolidated	Retail	Other (1)	Consolidated
Net sales	$4,440,620	$243,468	$4,684,088	$4,240,556	$215,214	$4,455,770	$4,218,328	$195,556	$4,413,884
Less:
Cost of sales	2,474,615			2,379,694			2,425,472
Personnel expense (2)	769,437			719,360			644,356
Property cost (3)	564,006			532,079			467,388
Other segment items (4)	374,905			367,511			378,801
Operating income (5)	257,657	12,413	270,070	241,912	14,264	256,176	302,311	19,117	321,428
Interest expense, net			3,409			2,773			9,897
Income before income taxes			$266,661			$253,403			$311,531
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
(5)Includes depreciation and amortization expense of $233.9 million, $225.8 million, and $195.7 million for the fiscal years ended December 25, 2025, December 26, 2024, and December 28, 2023, respectively, in our Retail segment.
15. Acquisition
On June 7, 2023, the Company acquired 100% of Salesmaster Associates to expand its commercial surfaces business. The acquisition is accounted for in accordance with ASC 805, and the results of operations, financial position, and cash flows related to the acquisition have been included in the Company’s consolidated financial statements since the acquisition date. The total purchase consideration of $20.1 million was comprised of $17.4 million of cash, net of cash acquired, and $2.8 million of contingent consideration. The Company recorded the following assets and liabilities at their respective estimated acquisition date fair values: $12.1 million of net working capital consisting primarily of inventory and receivables, $6.0 million of lease right-of-use assets and fixed assets, $5.0 million of customer relationships, $2.5 million of goodwill, and $5.5 million of operating lease liabilities. The estimated fair value of the customer relationships was determined with assistance from a third-party valuation specialist using the multi-period excess earnings method and included significant assumptions such as the amount and timing of projected cash flows, growth rates, customer attrition rates, and discount rates, resulting in a Level 3 classification within the fair value hierarchy. Refer to Note 7, “Fair Value Measurements” for additional information regarding the contingent consideration.
During fiscal 2023, the Company recognized business acquisition and integration costs totaling $0.9 million in SG&A expenses within the Consolidated Statements of Operations and Comprehensive Income. The Company incurred no business acquisition and integration costs during fiscal years 2025 and 2024.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 25, 2025, our disclosure controls and procedures were effective.
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
A company’s internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness for future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 25, 2025, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 25, 2025.
Ernst & Young LLP, our independent registered public accounting firm, has issued an unqualified opinion on the effectiveness of internal control over financial reporting as of December 25, 2025, which is included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the fiscal quarter ended December 25, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
The Company has begun a multi-year implementation of portions of our enterprise resource planning (ERP) system, which will replace our existing core financial and merchandising systems. The implementation is expected to go-live in phases through 2027. As the phased implementation occurs, it may result in changes to our processes and procedures, which may result in changes to our internal controls over financial reporting. As such changes occur, we will evaluate quarterly whether they materially affect our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 25, 2025, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item will be contained in our definitive Proxy Statement in connection with our 2026 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 25, 2025 (the “Proxy Statement”), and is incorporated herein by reference, under the captions entitled “Election of Directors,” “Other Board and Corporate Governance Information,” “Executive Officers,” and “Other Matters.”
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
	Reports of Independent Registered Public Accounting Firm
	Consolidated Balance Sheets as of December 25, 2025 and December 26, 2024
	Consolidated Statements of Operations and Comprehensive Income for the fiscal years ended December 25, 2025, December 26, 2024, and December 28, 2023
	Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended December 25, 2025, December 26, 2024, and December 28, 2023
	Consolidated Statements of Cash Flows for the fiscal years ended December 25, 2025, December 26, 2024, and December 28, 2023
	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

There are no Financial Statement Schedules included with this filing for the reason that they are not applicable or are not required or the information is included in the financial statements or notes thereto.

3.	Exhibits:
		Incorporated by Reference
Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Floor & Decor Holdings, Inc.	8-K	001-38070	3.1	5/12/2025
3.2	Fourth Amended and Restated Bylaws of Floor & Decor Holdings, Inc.	8-K	001-38070	3.2	5/12/2025
4.1	Specimen Class A Common Stock Certificate	S-1/A	333-216000	4.1	4/17/2017
4.2	Registration Rights Agreement, dated May 2, 2017, by and among Floor & Decor Holdings, Inc., Ares Corporate Opportunities Fund III, L.P., FS Equity Partners VI, L.P. and the other stockholders party thereto	8-K	001-38070	4.1	5/2/2017
4.3	Description of Securities*
10.1	FDO Holdings, Inc. Amended and Restated 2011 Stock Incentive Plan#	S-1/A	333-216000	10.1	4/7/2017
10.2	First Amendment to FDO Holdings, Inc. Amended and Restated 2011 Stock Incentive Plan#	S-1/A	333-216000	10.2	4/7/2017
10.3	Second Amendment to FDO Holdings, Inc. Amended and Restated 2011 Stock Incentive Plan#	S-1/A	333-216000	10.3	4/7/2017
10.4	Third Amendment to FDO Holdings, Inc. Amended and Restated 2011 Stock Incentive Plan#	S-1/A	333-216000	10.4	4/7/2017
10.5	Fourth Amendment to FDO Holdings, Inc. Amended and Restated 2011 Stock Incentive Plan#	S-1	333-221525	10.5	11/13/2017
10.6	Form of Stock Option Agreement under the FDO Holdings, Inc. Amended and Restated 2011 Stock Incentive Plan#	S-1/A	333-216000	10.5	4/7/2017
10.7	Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan#	8-K	001-38070	10.1	5/2/2017
10.8	Amendment No. 1 to the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan#	8-K	001-38070	10.1	5/12/2023
10.9	Form of Stock Option Agreement under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan#	S-1/A	333-216000	10.7	4/17/2017
10.10	Form of Restricted Stock Agreement under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan#	S-1/A	333-216000	10.8	4/7/2017
10.11	Form of Performance Restricted Stock Agreement under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan#	8-K	001-38070	10.6	2/4/2020
10.12	Form of Non-CEO Restricted Stock Unit Agreement under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan#	10-K	001-38070	10.11	2/23/2023
10.13	Form of CEO Restricted Stock Unit Agreement under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan#	10-K	001-38070	10.12	2/23/2023
10.14	Form of Non-CEO Performance Restricted Stock Unit Agreement under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan#	10-K	001-38070	10.13	2/23/2023
10.15	Form of CEO Performance Restricted Stock Unit Agreement under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan#	10-K	001-38070	10.14	2/23/2023
10.16	Form of Non-CEO Performance Restricted Stock Unit Agreement under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan#	10-Q	001-38070	10.1	5/4/2023
10.17	Form of CEO Performance Restricted Stock Unit Agreement under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan#	10-Q	001-38070	10.2	5/4/2023
10.18	Form of Non-CEO 2023 Special Performance and Service Restricted Stock Unit Agreement under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan#	10-Q	001-38070	10.3	5/4/2023
10.19	Form of CEO 2023 Special Performance and Service Restricted Stock Unit Agreement under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan#	10-Q	001-38070	10.4	5/4/2023
10.20	Form of Non-CEO Performance Stock Unit Agreement under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan#	10-Q	001-38070	10.2	5/1/2025

		Incorporated by Reference
Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.21	Form of CEO Performance Stock Unit Agreement under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan#	10-Q	001-38070	10.3	5/1/2025
10.22	Form of Restricted Stock Unit Agreement for Non-employee Directors under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan#	10-Q	001-38070	10.4	5/1/2025
10.23	Form of Indemnification Agreement by and between Floor & Decor Holdings, Inc. and its directors and officers#	10-K	001-38070	10.11	2/25/2021
10.24	Second Amended and Restated Employment Agreement, dated February 3, 2020, between Floor and Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and Thomas V. Taylor#	8-K	001-38070	10.1	2/4/2020
10.25	Consulting Agreement, dated December 3, 2012, by and between Floor and Decor Outlets of America, Inc., FDO Holdings, Inc. and George Vincent West#	S-1/A	333-216000	10.11	4/7/2017
10.26	First Amendment, dated March 11, 2019, to Consulting Agreement by and between Floor and Decor Outlets of America, Inc., FDO Holdings, Inc., and George Vincent West#	10-Q	001-38070	10.1	5/2/2019
10.27	Second Amended and Restated Employment Agreement, dated February 3, 2020, between Floor and Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and David V. Christopherson#	8-K	001-38070	10.5	2/4/2020
10.28	Addendum to Employment Agreement, dated March 26, 2020, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and Thomas V. Taylor#	10-Q	001-38070	10.9	4/30/2020
10.29	Addendum to Employment Agreement, dated March 26, 2020, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and David V. Christopherson#	10-Q	001-38070	10.10	4/30/2020
10.30	Employment Agreement, dated February 23, 2023, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc., and Bryan Langley#	10-K	001-38070	10.27	2/23/2023
10.31	Employment Agreement, dated February 23, 2023, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc., and Ersan Sayman#	10-K	001-38070	10.31	2/20/2025
10.32	Addendum to Employment Agreement, dated August 1, 2023, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and Thomas V. Taylor#	10-Q	001-38070	10.1	8/3/2023
10.33	Addendum to Employment Agreement, dated August 1, 2023, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and David V. Christopherson#	10-Q	001-38070	10.3	8/3/2023
10.34	Addendum to Employment Agreement, dated August 1, 2023, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and Bryan Langley#	10-Q	001-38070	10.5	8/3/2023
10.35	Addendum to Employment Agreement, dated August 1, 2023, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and Ersan Sayman#	10-K	001-38070	10.36	2/20/2025
10.36	Addendum to Employment Agreement, dated February 22, 2024, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc. and David V. Christopherson#	8-K	001-38070	10.1	2/22/2024
10.37	Employment Agreement, dated February 12, 2025, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc., and Bradley S. Paulsen#	10-Q	001-38070	10.1	5/1/2025
10.38	Addendum to Second Amended and Restated Employment Agreement, dated October 29, 2025, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc., and David V. Christopherson#*
10.39	Addendum to Employment Agreement, dated October 29, 2025, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc., and Bryan Langley#*
10.40	Addendum to Employment Agreement, dated October 29, 2025, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc., and Ersan Sayman#*
10.41	Third Amended and Restated Employment Agreement, dated October 30, 2025, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc., and Thomas V. Taylor#*
10.42	Amended and Restated Employment Agreement, dated October 30, 2025, between Floor & Decor Holdings, Inc., Floor and Decor Outlets of America, Inc., and Bradley S. Paulsen#*
10.43	Floor & Decor Holdings, Inc. Employee Stock Purchase Plan#	DEF 14A	001-38070	Annex A	3/27/2018
10.44	First Amendment to Floor & Decor Holdings, Inc. Employee Stock Purchase Plan#	S-8	333-225092	99.2	5/22/2018
10.45	Second Amendment to Floor & Decor Holdings, Inc. Employee Stock Purchase Plan#	10-Q	001-38070	10.1	11/1/2018
10.46	Amended and Restated Credit Agreement, dated as of September 30, 2016, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., Wells Fargo Bank, National Association, as administrative agent and collateral agent and swing line lender, the lenders from time to time party thereto, Bank of America, N.A. and U.S. Bank National Association, as each as syndication agent, and Wells Fargo Bank, National Association, Bank of America, N.A. and U.S. Bank National Association as joint lead arrangers and joint book managers	S-1/A	333-216000	10.16	4/7/2017
10.47	Amended and Restated Security Agreement, dated as of September 30, 2016, by and among Floor and Decor Outlets of America, Inc., the other borrowers and guarantors from time to time party thereto, Wells Fargo Bank, National Association, as collateral agent	S-1/A	333-216000	10.17	4/7/2017
10.48	Credit Agreement, dated as of September 30, 2016, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., the lenders from time to time party thereto, UBS AG, Stamford Branch, as administrative agent and collateral agent, the lenders from time to time party thereto and UBS Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities LLC, as joint lead arrangers and joint bookrunners	S-1/A	333-216000	10.18	4/7/2017
10.49	Security Agreement, dated as of September 30, 2016, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., the other loan parties from time to time party thereto and UBS AG, Stamford Branch, as collateral agent	S-1/A	333-216000	10.19	4/7/2017
10.50	Guaranty Agreement, dated as of September 30, 2016, by FDO Acquisition Corp. in favor of UBS AG, Stamford Branch, as collateral agent	S-1/A	333-216000	10.20	4/7/2017
10.51	Amendment No. 1 to Credit Agreement, dated as of March 31, 2017, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., the other loan parties party thereto, the lenders party thereto, and UBS AG, Stamford Branch, as administrative agent and collateral agent	S-1/A	333-216000	10.21	4/7/2017

		Incorporated by Reference
Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.52	Amendment No. 2 to Credit Agreement, dated as of November 22, 2017, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., the other loan parties party thereto, the lenders party thereto, and UBS AG, Stamford Branch, as administrative agent and collateral agent	10-K	001-38070	10.23	3/5/2018
10.53	Amendment No. 3 to Credit Agreement and Amendment No. 1 to Security Agreement, dated as of February 14, 2020, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., FD Sales Company, LLC, the lenders party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent	8-K	001-38070	10.1	2/19/2020
10.54	Amendment No. 4 and Incremental Term Loan Agreement to Credit Agreement, dated as of May 18, 2020, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., FD Sales Company, LLC, the lenders party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent	8-K	001-38070	10.1	5/18/2020
10.55	Amendment No. 5 and Incremental Term Loan Agreement to Credit Agreement, dated as of February 9, 2021, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., FD Sales Company LLC, the lenders party thereto, UBS AG, Stamford Branch, as administrative agent and collateral agent and Golub Capital LLC, as additional initial term Loan arranger	8-K	001-38070	10.1	2/9/2021
10.56	Amendment No. 6 to Credit Agreement, dated as of November 15, 2022, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., FD Sales Company LLC and UBS AG Stamford Branch, as administrative agent and collateral agent	8-K	001-38070	10.1	11/15/2022
10.57	Amendment No. 1 to Amended and Restated Credit Agreement and Amendment No. 1 to Amended and Restated Security Agreement, dated as of February 14, 2020, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., FD Sales Company LLC, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent and collateral agent	8-K	001-38070	10.2	2/19/2020
10.58	Amendment No. 2 to Amended and Restated Credit Agreement and Amendment No. 2 to Amended and Restated Security Agreement, dated as of August 4, 2022, by and among Floor and Decor Outlets of America, Inc., FDO Acquisition Corp., FD Sales Company LLC, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent and collateral agent	8-K	001-38070	10.1	8/4/2022
10.59	Floor & Decor Holdings, Inc. Director Nonqualified Excess Plan	10-K	001-38070	10.38	2/25/2021
10.60	Floor & Decor Holdings, Inc., Incentive Compensation Recoupment Policy, effective as of May 2, 2019, as amended and restated as of November 1, 2023#	10-K	001-38070	10.56	2/22/2024
19	Insider Trading Policy	10-K	001-38070	19	2/20/2025
21.1	List of Subsidiaries*
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
97	Dodd-Frank Clawback Policy	10-K	001-38070	97	2/22/2024
101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File- the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

#	Denotes a management contract or compensatory plan or arrangement.
*	Filed herewith.
**
These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

ITEM 16.    FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOOR & DECOR HOLDINGS, INC.

By:	/s/ Bradley S. Paulsen
Bradley S. Paulsen Chief Executive Officer
Date:	February 19, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 19, 2026.

Signature	Title	Date

/s/ Bradley S. Paulsen	Chief Executive Officer (Principal Executive Officer) and Director	February 19, 2026
Bradley S. Paulsen

/s/ Bryan H. Langley	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 19, 2026
Bryan H. Langley

/s/ Thomas V. Taylor	Executive Chairman of the Board	February 19, 2026
Thomas V. Taylor

/s/ Norman H. Axelrod	Lead Director	February 19, 2026
Norman H. Axelrod

/s/ George Vincent West	Vice Chairman of the Board	February 19, 2026
George Vincent West

/s/ Nada A. Aried	Director	February 19, 2026
Nada A. Aried

/s/ William T. Giles	Director	February 19, 2026
William T. Giles

/s/ Dwight L. James	Director	February 19, 2026
Dwight L. James

/s/ Melissa D. Kersey	Director	February 19, 2026
Melissa D. Kersey

/s/ Ryan R. Marshall	Director	February 19, 2026
Ryan R. Marshall

/s/ Richard L. Sullivan	Director	February 19, 2026
Richard L. Sullivan

/s/ Felicia D. Thornton	Director	February 19, 2026
Felicia D. Thornton

/s/ Charles D. Young	Director	February 19, 2026
Charles D. Young