Form 10-Q
period 2026-03-26
Floor & Decor Holdings, Inc.
filed 2026-04-30
CIK 1507079

74

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2026
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2026
Class A common stock, $0.001 par value per share	108,094,150

Forward-Looking Statements
The discussion in this Form 10-Q for the quarterly period ended March 26, 2026 (the “Quarterly Report”), including under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I and Item 1A, “Risk Factors” of Part II, contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical fact contained in this Quarterly Report, including statements regarding our future operating results and financial position, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “seeks,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “budget,” “potential,” or “continue” or the negative of these terms or other similar expressions.
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
•our implementation, continuation, or suspension of share repurchases; and
•our ability to manage risks related to corporate social responsibility.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

in thousands, except for share and per share data	March 26, 2026	December 25, 2025
Assets
Current assets:
Cash and cash equivalents	$293,632	$249,296
Income taxes receivable	8,279	7,270
Receivables, net	104,329	94,068
Inventories, net	1,149,021	1,133,083
Prepaid expenses and other current assets	49,727	44,214
Total current assets	1,604,988	1,527,931
Fixed assets, net	1,867,108	1,856,127
Right-of-use assets	1,630,963	1,617,772
Intangible assets, net	145,636	146,536
Goodwill	257,940	257,940
Deferred income tax assets, net	20,709	19,298
Other assets	48,959	43,754
Total long-term assets	3,971,315	3,941,427
Total assets	$5,576,303	$5,469,358
Liabilities and stockholders’ equity
Current liabilities:
Current portion of term loan	$196,115	$2,629
Current portion of lease liabilities	160,523	155,661
Trade accounts payable	735,394	683,675
Accrued expenses and other current liabilities	284,434	298,740
Deferred revenue	18,627	10,685
Total current liabilities	1,395,093	1,151,390
Term loan	—	193,589
Lease liabilities	1,649,971	1,639,598
Deferred income tax liabilities, net	47,271	49,479
Other liabilities	27,231	26,466
Total long-term liabilities	1,724,473	1,909,132
Total liabilities	3,119,566	3,060,522
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at March 26, 2026 and December 25, 2025	—	—
Common stock Class A, $0.001 par value; 450,000,000 shares authorized; 108,094,150 shares issued and outstanding at March 26, 2026 and 107,774,329 shares issued and outstanding at December 25, 2025	108	108
Additional paid-in capital	585,953	577,786
Accumulated other comprehensive income, net	47	22
Retained earnings	1,870,629	1,830,920
Total stockholders’ equity	2,456,737	2,408,836
Total liabilities and stockholders’ equity	$5,576,303	$5,469,358
See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Thirteen Weeks Ended
in thousands, except for per share data	March 26, 2026	March 27, 2025
Net sales	$1,152,278	$1,160,740
Cost of sales	644,827	652,572
Gross profit	507,451	508,168
Selling, general and administrative expenses	455,055	443,939
Operating income	52,396	64,229
Interest expense, net	1,133	1,548
Income before income taxes	51,263	62,681
Income tax expense	11,554	13,803
Net income	$39,709	$48,878
Change in fair value of hedge instruments, net of tax	25	(10)
Total comprehensive income	$39,734	$48,868
Basic earnings per share	$0.37	$0.45
Diluted earnings per share	$0.37	$0.45
See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Common Stock Class A
in thousands	Shares	Amount
Balance, December 26, 2025	107,774	$108	$577,786	$22	$1,830,920	$2,408,836
Stock-based compensation expense	—	—	8,369	—	—	8,369
Exercise of stock options	100	—	2,534	—	—	2,534
Issuance of common stock upon vesting of restricted stock units	248	—	—	—	—	—
Shares issued under employee stock purchase plan	53	—	2,882	—	—	2,882
Common stock redeemed for tax liability	(81)	—	(5,618)	—	—	(5,618)
Other comprehensive gain, net of tax	—	—	—	25	—	25
Net income	—	—	—	—	39,709	39,709
Balance, March 26, 2026	108,094	$108	$585,953	$47	$1,870,629	$2,456,737

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Common Stock Class A
in thousands	Shares	Amount
Balance, December 27, 2024	107,357	$107	$547,818	$(40)	$1,622,273	$2,170,158
Stock-based compensation expense	—	—	6,580	—	—	6,580
Exercise of stock options	50	—	1,288	—	—	1,288
Issuance of common stock upon vesting of restricted stock units	247	1	(1)	—	—	—
Shares issued under employee stock purchase plan	36	—	3,081	—	—	3,081
Common stock redeemed for tax liability	(84)	—	(8,212)	—	—	(8,212)
Other comprehensive loss, net of tax	—	—	—	(10)	—	(10)
Net income	—	—	—	—	48,878	48,878
Balance, March 27, 2025	107,606	$108	$550,554	$(50)	$1,671,151	$2,221,763
See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Thirteen Weeks Ended
in thousands	March 26, 2026	March 27, 2025
Operating activities
Net income	$39,709	$48,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,329	59,965
Stock-based compensation expense	8,369	6,580
Deferred income taxes	(3,139)	(5,188)
Changes in operating assets and liabilities:
Receivables, net	(10,261)	1,067
Inventories, net	(15,938)	(56,719)
Trade accounts payable	46,478	20,668
Accrued expenses and other current liabilities	(15,430)	(20,344)
Income taxes	(178)	18,125
Deferred revenue	7,942	1,433
Other, net	(9,633)	(3,301)
Net cash provided by operating activities	109,248	71,164
Investing activities
Purchases of fixed assets	(63,434)	(66,728)
Net cash used in investing activities	(63,434)	(66,728)
Financing activities
Payments on term loan	(526)	(526)
Payments of contingent earn-out liabilities	(750)	(806)
Proceeds from exercise of stock options	2,534	1,288
Proceeds from employee stock purchase plan	2,882	3,081
Tax payments for stock-based compensation awards	(5,618)	(8,212)
Net cash used in financing activities	(1,478)	(5,175)
Net increase (decrease) in cash and cash equivalents	44,336	(739)
Cash and cash equivalents, beginning of the period	249,296	187,669
Cash and cash equivalents, end of the period	$293,632	$186,930
Supplemental disclosures of cash flow information
Buildings and equipment acquired under operating leases	$53,520	$303,474
Cash paid for interest, net of capitalized interest	$2,647	$2,595
Cash paid for income taxes, net of refunds	$15,344	$773
Fixed assets accrued at the end of the period	$54,149	$65,635
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
As of March 26, 2026, the Company, through its wholly owned subsidiary, Floor and Decor Outlets of America, Inc. (“Outlets”), operates 276 warehouse-format stores, which average 75,000 square feet, and five small-format standalone design studios in 39 states, as well as five distribution centers, a website, FloorandDecor.com, and a commercial surfaces business through its subsidiary, Spartan Surfaces, LLC (“Spartan”). Substantially all of the Company’s operating assets and liabilities are held by Outlets.
Fiscal Year
The Company’s fiscal year is the 52- or 53-week period ending on the Thursday on or preceding December 31st. The fiscal year ending December 31, 2026 (“fiscal 2026”) includes 53 weeks and the fiscal year ended December 25, 2025 (“fiscal 2025”) included 52 weeks. 52-week fiscal years consist of thirteen-week periods in each quarter of the fiscal year. When a 53-week fiscal year occurs, the Company reports the additional week at the end of the fiscal fourth quarter.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. The Condensed Consolidated Balance Sheet as of December 25, 2025 has been derived from the audited Consolidated Balance Sheet for the fiscal year then ended. The interim condensed consolidated financial statements should be read together with the audited consolidated financial statements and related footnote disclosures included in the Company’s Annual Report on Form 10-K for fiscal 2025, filed with the SEC on February 19, 2026 (the “Annual Report”). Certain prior period amounts have been reclassified to conform with the current period presentation. Management believes the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments considered necessary for a fair statement of results for the interim periods presented. Results of operations for the thirteen weeks ended March 26, 2026 are not necessarily indicative of the results to be expected for the full year.
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
Recently Adopted Accounting Pronouncements
The Company did not adopt any new accounting pronouncements during the thirteen weeks ended March 26, 2026 that had a material impact on the Company’s financial position, results of operations, or cash flows.
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
Contract liabilities within the Condensed Consolidated Balance Sheets primarily consisted of deferred revenue as well as amounts in accrued expenses and other current liabilities related to our Pro Premier Rewards loyalty program and unredeemed gift cards. As of March 26, 2026, contract liabilities totaled $87.9 million and included $57.8 million of loyalty program liabilities, $18.6 million of deferred revenue, and $11.5 million of unredeemed gift cards. As of December 25, 2025, contract liabilities totaled $77.9 million and included $57.9 million of loyalty program liabilities, $10.7 million of deferred revenue, and $9.3 million of unredeemed gift cards. Of the contract liabilities outstanding as of December 25, 2025, approximately $12.2 million was recognized in revenue during the thirteen weeks ended March 26, 2026.
Disaggregated Revenue
The Company has one reportable segment. The following table presents the net sales of each major product category:

	Thirteen Weeks Ended
	March 26, 2026		March 27, 2025
dollars in thousands	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Tile	$275,384	24%	$262,202	23%
Laminate and vinyl	261,129	23	291,303	25
Installation materials and tools	248,406	22	232,107	20
Decorative accessories and wall tile	201,095	17	196,112	17
Wood	83,332	7	82,492	7
Natural stone	50,274	4	50,506	4
Adjacent categories	26,150	2	30,608	3
Other (1)	6,508	1	15,410	1
Total	$1,152,278	100%	$1,160,740	100%
(1)Other includes delivery, sample, and other product revenue and adjustments for deferred revenue, sales returns reserves, and other revenue related adjustments that are not allocated on a product-category basis.
3. Debt
The following table summarizes the Company’s long-term debt as of March 26, 2026 and December 25, 2025:

dollars in thousands	Maturity Date	Interest Rate Per Annum at March 26, 2026		March 26, 2026	December 25, 2025
Credit Facilities:
Term Loan Facility (1)	February 14, 2027	5.67%	Variable	$197,665	$198,190
Asset-based Loan Facility (“ABL Facility”)	August 4, 2027	4.93%	Variable	—	—
Total outstanding borrowings				197,665	198,190
Less: unamortized discount and debt issuance costs				1,550	1,972
Total long-term debt				196,115	196,218
Less: current portion of long-term debt				196,115	2,629
Total long-term debt, less current portion				$—	$193,589
(1)The applicable interest rate for the Term Loan Facility as presented herein does not include the effect of the interest rate cap contract. Refer to Note 8, “Fair Value Measurements” for additional details related to the Company’s interest rate cap contract.

The following table summarizes scheduled maturities of the Company’s debt as of March 26, 2026:

in thousands	Amount
Forty weeks ending December 31, 2026	$2,104
2027	195,561
Total minimum debt payments	$197,665
Components of interest expense are as follows for the periods presented:

	Thirteen Weeks Ended
in thousands	March 26, 2026	March 27, 2025
Interest expense	$3,975	$4,324
Less:
Interest income	2,050	1,579
Capitalized interest	792	1,197
Interest expense, net	$1,133	$1,548
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
ABL Facility
As of March 26, 2026, the Company’s ABL Facility had a maximum availability of $800.0 million with actual available borrowings limited to the sum, at the time of calculation, of (a) eligible credit card receivables multiplied by the credit card advance rate, plus (b) the cost of eligible inventory, net of inventory reserves, multiplied by the applicable appraisal percentage, plus (c) 85% of eligible net trade receivables, plus (d) all eligible cash on hand, plus (e) 100% of the amount for which any eligible letter of credit must be honored after giving effect to any draws, minus certain Availability Reserves (each component as defined in the ABL Facility). The ABL Facility is available for issuance of letters of credit and contains a sublimit of $50.0 million for standby letters of credit and commercial letters of credit combined. Available borrowings under the facility are reduced by the face amount of outstanding letters of credit. The Company’s ABL Facility allows for the Company, under certain circumstances, to increase the size of the facility by an additional amount up to $200.0 million.
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
As of March 26, 2026, net availability under the ABL Facility was $713.6 million as reduced by letters of credit of $36.1 million.

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
Fair Value of Debt
Market risk associated with the Company’s debt relates to the potential change in fair value and negative impact to future earnings, respectively, from a change in interest rates. The aggregate fair value of debt is based primarily on the Company’s estimates of interest rates, maturities, credit risk, and underlying collateral. The estimated fair value and classification within the fair value hierarchy of the Term Loan Facility was as follows as of March 26, 2026 and December 25, 2025:

in thousands	Fair Value Hierarchy Classification	March 26, 2026	December 25, 2025
Term Loan Facility	Level 3	$197,171	$197,943
The Term Loan Facility fair value is classified as Level 3 within the fair value hierarchy due to the use of unobservable inputs significant to the valuation, including indicative pricing from counterparties and discounted cash flow methods. No amounts were outstanding under the ABL Facility as of March 26, 2026 and December 25, 2025.
4. Income Taxes
Effective tax rates for the thirteen weeks ended March 26, 2026 and March 27, 2025 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within each period. The Company’s effective income tax rate was 22.5% and 22.0% for the thirteen weeks ended March 26, 2026 and March 27, 2025, respectively. The effective tax rate increase was primarily due to a decrease in excess tax benefits related to stock-based compensation awards.
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
When readily determinable, the rate implicit in the lease is used to discount lease payments to present value; however, substantially all of the Company’s leases do not provide a readily determinable implicit rate. If the rate implicit in the lease is not readily determinable, the Company uses a third party to assist in the determination of a secured incremental borrowing rate, determined on a collateralized basis, to discount lease payments based on information available at lease commencement. The secured incremental borrowing rate is estimated based on yields obtained from Bloomberg for U.S. consumers with a BB credit rating and is adjusted for collateralization as well as inflation. As of both March 26, 2026 and March 27, 2025, the Company’s weighted average discount rate was 6.0% and the weighted average remaining lease term of the Company’s leases was approximately 12 years.

Lease Costs
The table below presents components of lease expense for operating leases within the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income:

		Thirteen Weeks Ended
in thousands	Classification	March 26, 2026	March 27, 2025
Fixed operating lease cost:	Selling, general and administrative expenses	$53,430	$49,937
	Cost of sales	13,544	9,472
Total fixed operating lease cost		66,974	59,409
Variable lease cost (1):	Selling, general and administrative expenses	21,815	22,101
	Cost of sales	2,232	1,651
Total variable lease cost		24,047	23,752
Total operating lease cost (2)		$91,021	$83,161
(1)Includes variable costs for common area maintenance, property taxes, and insurance on leased real estate.
(2)Excludes short-term lease costs, which were immaterial for the thirteen weeks ended March 26, 2026 and March 27, 2025.
Undiscounted Cash Flows
Future minimum lease payments under non-cancelable operating leases as of March 26, 2026 were as follows:

in thousands	Amount
Forty weeks ending December 31, 2026	$197,965
2027	263,880
2028	244,970
2029	230,877
2030	210,926
Thereafter	1,477,471
Total minimum lease payments (1) (2)	2,626,089
Less: amount of lease payments representing interest	815,595
Present value of future minimum lease payments	1,810,494
Less: current obligations under leases	160,523
Long-term lease obligations	$1,649,971
(1)Future lease payments exclude approximately $22.2 million of legally binding minimum lease payments for operating leases signed but not yet commenced.
(2)Operating lease payments include $288.7 million related to options to extend lease terms that are reasonably certain of being exercised.
For the thirteen weeks ended March 26, 2026 and March 27, 2025, cash paid for amounts included in the measurement of operating lease liabilities was $65.6 million and $60.1 million, respectively.
Litigation
The Company is subject to various legal actions, claims, and proceedings arising in the ordinary course of business, which may include claims related to general liability, workers’ compensation, personal injury, product liability, intellectual property, and employment-related matters resulting from its business activities. As with most actions such as these, an estimation of any possible and/or ultimate liability cannot always be determined. The Company establishes reserves for specific legal proceedings when it determines that the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated. These various ordinary course proceedings are not expected to have a material impact on the Company’s consolidated financial position, cash flows, or results of operations. Regardless of the outcome, however, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.

6. Stock-based Compensation
In accordance with ASC 718, Compensation – Stock Compensation, the Company measures compensation cost for all stock-based awards at fair value on the date of grant and recognizes compensation expense, net of forfeitures, using the straight-line method over the requisite service period of awards expected to vest, which for each of the awards is the service vesting period. Stock-based compensation expense within the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income for the thirteen weeks ended March 26, 2026 and March 27, 2025 was $8.4 million and $6.6 million, respectively.
Stock Options
The table below summarizes stock option activity for the thirteen weeks ended March 26, 2026:

	Stock Options
	Shares	Weighted Average Exercise Price
Outstanding at December 26, 2025	988,971	$32.03
Exercised	(100,471)	$25.22
Forfeited or expired	(2,428)	$93.73
Outstanding at March 26, 2026	886,072	$32.63
Vested and exercisable at March 26, 2026	886,072	$32.63
Restricted Stock Units
The Company periodically grants restricted stock units (“RSUs”), each of which represents an unfunded, unsecured right to receive a share of the Company’s Class A common stock upon vesting. During the thirteen weeks ended March 26, 2026, the Company granted RSUs to certain employees, executive officers, and non-employee directors comprised of service-based RSUs and performance-based RSUs. Service-based RSUs vest based on the grantee’s continued service through the vesting date. The performance-based RSUs cliff vest based on (i) the Company’s achievement of predetermined financial metrics at the end of a three-year performance period and (ii) the grantee’s continued service through the vesting date. Depending on the extent to which the relevant performance goals are achieved, the number of common shares earned upon vesting may range from 0% to 200% of the award granted. The Company assesses the probability of achieving all performance goals on a quarterly basis. The service period for RSUs granted during the period varies by grantee and is one year from the grant date for non-employee directors and three years from the grant date for employees and executive officers. The grant-date fair value of service-based RSUs and performance-based RSUs is based on the closing market price of the Company’s Class A common stock on the date of grant.
The following table summarizes RSU activity during the thirteen weeks ended March 26, 2026:

	Restricted Stock Units
	Service-based		Performance-based		Total shareholder return
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at December 26, 2025	561,965	$98.20	266,308	$94.72	37,835	$104.67
Granted	434,847	$68.34	130,067	$68.34	—	$—
Vested	(247,735)	$99.26	—	$—	—	$—
Forfeited	(11,951)	$90.01	(127,800)	$90.49	(37,835)	$104.67
Unvested at March 26, 2026	737,126	$80.38	268,575	$83.96	—	$—
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

The following table shows the computation of basic and diluted earnings per share for the periods presented:

	Thirteen Weeks Ended
in thousands, except per share data	March 26, 2026	March 27, 2025
Net income	$39,709	$48,878
Basic weighted average shares outstanding	107,932	107,455
Dilutive effect of share-based awards	580	987
Diluted weighted average shares outstanding	108,512	108,442
Basic earnings per share	$0.37	$0.45
Diluted earnings per share	$0.37	$0.45
The following potentially dilutive securities were excluded from the computation of diluted earnings per share as a result of their anti-dilutive effect:

	Thirteen Weeks Ended
in thousands	March 26, 2026	March 27, 2025
Stock options	41	40
Restricted stock units	670	305
8. Fair Value Measurements
As of March 26, 2026 and December 25, 2025, the Company had certain financial assets and liabilities on its Condensed Consolidated Balance Sheets that were required to be measured at fair value on a recurring or non-recurring basis. The estimated fair values of financial assets and liabilities such as cash and cash equivalents, receivables, prepaid expenses and other current assets, other assets, accounts payable, and accrued expenses and other current liabilities approximate their respective carrying values as reported within the Condensed Consolidated Balance Sheets. See Note 3, “Debt” for discussion of the fair value of the Company’s debt.
Contingent Earn-out Liability
As of December 25, 2025, the Company’s remaining contingent earn-out liability was $0.8 million, which was paid during the thirteen weeks ended March 26, 2026.
Interest Rate Cap Contract
Changes in interest rates impact the Company’s results of operations. In an effort to manage exposure to this risk, the Company enters into derivative contracts and may adjust its derivative portfolio as market conditions change.
As of March 26, 2026, the Company’s outstanding interest rate cap contract was designated as a cash flow hedge. The contract has a notional value of $150.0 million and effectively caps SOFR-based interest payments on a portion of the Company’s Term Loan Facility at 5.50% beginning in May 2024 and will continue until the interest rate cap contract expires in April 2026. The effective portion of the gain or loss on the effective cash flow hedge is reported as a component of accumulated other comprehensive income (“AOCI”) and reclassified into earnings in the same period in which the hedged transaction affects earnings. The effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item. To the extent the change in the fair value of the hedge does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the hedge is immediately recognized in earnings.
The Company’s outstanding interest rate cap contract as of March 26, 2026 and December 25, 2025 was valued primarily using Level 2 inputs based on data readily observable in public markets. The Company’s interest rate cap contract was negotiated with a counterparty without going through a public exchange. Accordingly, the Company’s fair value assessment for the derivative contract gave consideration to the risk of counterparty default as well as the Company’s own credit risk. As of both March 26, 2026 and December 25, 2025, the fair value of the interest rate cap was less than $0.1 million and is included in prepaid expenses and other current assets within the Condensed Consolidated Balance Sheets.

9. Supply Chain Finance
The Company facilitates supply chain finance programs through financial intermediaries, which provide certain suppliers the option to be paid by the financial intermediaries earlier than the due date on the applicable invoice. When a supplier utilizes one of the supply chain finance programs and receives an early payment from a financial intermediary, the supplier takes a discount on the invoice. The Company then pays the financial intermediary the full amount of the invoice on the original due date. The Company does not reimburse suppliers for any costs they incur for participation in the program. Supplier participation is voluntary, and there are no assets pledged as security or other forms of guarantees provided for the committed payment to the financial intermediaries. As a result, all amounts owed to the financial intermediaries are presented as trade accounts payable in the Condensed Consolidated Balance Sheets. Amounts due to the financial intermediaries reflected in trade accounts payable at March 26, 2026 and December 25, 2025 were $143.9 million and $133.2 million, respectively.
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
The following table shows the Company’s segment information for the periods presented:

	Thirteen Weeks Ended
	March 26, 2026			March 27, 2025
in thousands	Retail	Other (1)	Consolidated	Retail	Other (1)	Consolidated
Net sales	$1,102,520	$49,758	$1,152,278	$1,106,044	$54,696	$1,160,740
Less:
Cost of sales	609,218			616,089
Personnel expense (2)	198,719			193,446
Property cost (3)	146,043			141,801
Other segment items (4)	93,772			92,779
Operating income (loss) (5)	54,768	(2,372)	52,396	61,929	2,300	64,229
Interest expense, net			1,133			1,548
Income before income taxes			$51,263			$62,681
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
(5)Includes depreciation and amortization expense of $59.4 million and $58.2 million for the thirteen weeks ended March 26, 2026 and March 27, 2025, respectively, in our Retail segment.

11. Subsequent Event
On April 23, 2026, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $400 million of the Company’s common stock. Repurchases will be made at the Company’s discretion and will depend on a variety of factors, including business, economic, and market conditions. The share repurchase program has no expiration date and does not obligate the Company to repurchase any shares under the program.

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
Overview
Founded in 2000, Floor & Decor is a high-growth, differentiated, multi-channel specialty retailer of hard surface flooring and related accessories and seller of commercial surfaces with 276 warehouse-format stores and five small-format standalone design studios across 39 states as of March 26, 2026. We believe our unique approach to selling hard surface flooring and our consistent and disciplined culture of innovation and reinvestment create a differentiated business model in the hard surface flooring category. We believe that we offer the broadest in-stock assortment of laminate and vinyl, tile, wood, and natural stone flooring and installation materials and decorative accessories, as well as adjacent categories, at everyday low prices. This positions us as the one-stop destination for our customers’ entire hard surface flooring needs. We appeal to a variety of customers, including Pros and homeowners, which are comprised of DIY and BIY customers.
During the thirteen weeks ended March 26, 2026, we opened six new warehouse-format stores, ending the quarter with 276 warehouse-format stores and five design studios.
We operate on a 52- or 53-week fiscal year ending the Thursday on or preceding December 31. The following discussion contains references to the thirteen weeks ended March 26, 2026 and March 27, 2025, respectively.
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
Other key financial terms we use include net sales and selling, general and administrative (“SG&A”) expenses. For definitions and a discussion of how we use other key financial terms, see the “Other Key Financial Definitions” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report.
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

The following tables summarize key components of our results of operations for the periods indicated:

	Thirteen Weeks Ended
	March 26, 2026		March 27, 2025		Increase (Decrease)
dollars in thousands	Amount	% of Net Sales	Amount	% of Net Sales	$	%
Net sales	$1,152,278	100.0%	$1,160,740	100.0%	$(8,462)	(0.7)%
Cost of sales	644,827	56.0	652,572	56.2	(7,745)	(1.2)%
Gross profit	507,451	44.0	508,168	43.8	(717)	(0.1)%
Selling, general and administrative expenses	455,055	39.5	443,939	38.3	11,116	2.5%
Operating income	52,396	4.5	64,229	5.5	(11,833)	(18.4)%
Interest expense, net	1,133	0.1	1,548	0.1	(415)	(26.8)%
Income before income taxes	51,263	4.4	62,681	5.4	(11,418)	(18.2)%
Income tax expense	11,554	1.0	13,803	1.2	(2,249)	(16.3)%
Net income	$39,709	3.4%	$48,878	4.2%	$(9,169)	(18.8)%

	Thirteen Weeks Ended
	March 26, 2026	March 27, 2025
Comparable store sales	(3.7)%	(1.8)%
Comparable average ticket	1.9%	2.1%
Comparable transactions	(5.5)%	(3.8)%
Number of warehouse-format stores	276	254
Adjusted EBITDA (in thousands) (1)	$121,493	$129,821
Adjusted EBITDA (% of net sales) (1)	10.5%	11.2%
(1)Refer to “Non-GAAP Financial Measures” further below for a reconciliation of Adjusted EBITDA to net income.
Net Sales
Net sales during the thirteen weeks ended March 26, 2026 decreased $8.5 million, or 0.7%, compared to the corresponding prior year period primarily due to a decrease in comparable store sales of 3.7%, partially offset by sales from the 22 new warehouse-format stores that we opened since March 27, 2025. The comparable store sales decline during the period of 3.7%, or $40.8 million, was due to a 5.5% decrease in comparable transactions, partially offset by a 1.9% increase in comparable average ticket. We believe the decrease in comparable transactions was largely driven by the continued impact of low existing home sales and low consumer sentiment, as well as adverse weather conditions. The increase in comparable average ticket was primarily due to strategic price increases. Non-comparable sales increased $32.3 million from the corresponding prior year period primarily driven by new stores.
We estimate that retail sales during the thirteen weeks ended March 26, 2026 were approximately 45% from homeowners and 55% from Pros compared to approximately 50% from homeowners and 50% from Pros during the thirteen weeks ended March 27, 2025.
Gross Profit and Gross Margin
Gross profit during the thirteen weeks ended March 26, 2026 decreased $0.7 million, or 0.1%, compared to the corresponding prior year period. The decrease in gross profit was primarily driven by the 0.7% decrease in net sales, partially offset by an increase in gross margin to 44.0%, up approximately 20 basis points from 43.8% in the corresponding prior year period. The increase in gross margin was primarily driven by strategic pricing initiatives, partially offset by an increase in supply chain costs.

Selling, General and Administrative Expenses
SG&A expenses during the thirteen weeks ended March 26, 2026 increased $11.1 million, or 2.5%, compared to the corresponding prior year period. The increase in SG&A expenses was primarily driven by the 22 new stores that we opened since March 27, 2025, which increased compensation and occupancy costs. SG&A expenses for non-comparable stores increased $21.4 million and for comparable stores decreased $9.0 million. As a percentage of net sales, SG&A expenses increased by approximately 120 basis points to 39.5% from 38.3% in the corresponding prior year period. This increase was primarily attributable to the addition of new stores and deleverage from a decrease in comparable store sales.
Interest Expense, Net
Net interest expense during the thirteen weeks ended March 26, 2026 decreased $0.4 million, or 26.8%, compared to the corresponding prior year period primarily due to higher interest income as a result of higher cash balances.
Income Tax Expense
Income tax expense was $11.6 million during the thirteen weeks ended March 26, 2026 compared to $13.8 million during the thirteen weeks ended March 27, 2025. The effective tax rate was 22.5% for the thirteen weeks ended March 26, 2026 compared to 22.0% in the corresponding prior year period. The effective tax rate increase during the thirteen weeks ended March 26, 2026 was primarily due to a decrease in excess tax benefits related to stock-based compensation awards.
Non-GAAP Financial Measures
EBITDA and Adjusted EBITDA are key metrics used by management and our Board of Directors to assess our financial performance and enterprise value. We believe that EBITDA and Adjusted EBITDA are useful measures, as they eliminate certain items that are not indicative of our core operating performance and facilitate comparisons on a consistent basis from period to period. We also use Adjusted EBITDA as a basis to determine covenant compliance with respect to our ABL Facility and Term Loan Facility (together, the “Credit Facilities”), to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, and to compare our performance against that of other peer companies using similar measures. EBITDA and Adjusted EBITDA are also frequently used by analysts, investors, and other interested parties as performance measures to evaluate companies in our industry.
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

For the periods presented, the following table reconciles EBITDA and Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP:

	Thirteen Weeks Ended
in thousands	March 26, 2026	March 27, 2025
Net income	$39,709	$48,878
Depreciation and amortization (1)	60,728	59,387
Interest expense, net	1,133	1,548
Income tax expense	11,554	13,803
EBITDA	113,124	123,616
Stock-based compensation expense (2)	8,369	6,580
Other (3)	—	(375)
Adjusted EBITDA	$121,493	$129,821
(1)Excludes amortization of deferred financing costs, which is included as part of interest expense, net.
(2)Represents non-cash charges related to stock-based compensation programs, which vary from period to period depending on the timing of awards and forfeitures.
(3)Other adjustments include amounts management does not consider indicative of our core operating performance. The amount for the thirteen weeks ended March 27, 2025 relates to the change in the fair value of the contingent earn-out liability.
Liquidity and Capital Resources
Liquidity is provided primarily by cash flows from operations and our $800.0 million ABL Facility. Unrestricted liquidity as of March 26, 2026 was $1,007.2 million, consisting of $293.6 million in cash and cash equivalents and $713.6 million immediately available for borrowing under the ABL Facility without violating any covenants thereunder. Our liquidity is generally not seasonal.
Our primary cash needs are for merchandise inventories, payroll, store rent, and other operating expenses and capital expenditures associated with opening new stores and remodeling existing stores as well as information technology, e-commerce, store support center, and distribution center infrastructure. We also use cash for the payment of taxes and interest and, as applicable, share repurchases and acquisitions. We expect that cash generated from operations together with cash on hand, the availability of borrowings under our Credit Facilities, and if necessary, additional funding through other forms of external financing, will be sufficient to meet liquidity requirements, anticipated capital expenditures, and payments due under our Credit Facilities for the next twelve months and the foreseeable future.
Total capital expenditures in fiscal 2026 are planned to be between approximately $250 million to $300 million and are expected to be funded primarily by cash generated from operations. Our capital needs may change in the future due to changes in our business, new opportunities that we choose to pursue, or other factors. We currently expect the following for capital expenditures in fiscal 2026 (projected amounts are based on the gross costs that we expect to accrue for these investments on the Condensed Consolidated Balance Sheets in fiscal 2026, which may include amounts incurred but not yet settled in cash during the period):
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
On April 23, 2026, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $400 million of the Company’s common stock. Repurchases will be made at the Company’s discretion and will depend on a variety of factors, including business, economic, and market conditions. The share repurchase program has no expiration date and does not obligate the Company to repurchase any shares under the program.

Cash Flow Analysis
A summary of our operating, investing, and financing activities is shown in the following table:

	Thirteen Weeks Ended
in thousands	March 26, 2026	March 27, 2025
Net cash provided by operating activities	$109,248	$71,164
Net cash used in investing activities	(63,434)	(66,728)
Net cash used in financing activities	(1,478)	(5,175)
Net increase (decrease) in cash and cash equivalents	$44,336	$(739)
Net Cash Provided by Operating Activities
Cash provided by operating activities consists primarily of (i) net income adjusted for non-cash items, including depreciation and amortization, stock-based compensation, and deferred income taxes and (ii) changes in working capital.
Net cash provided by operating activities during the thirteen weeks ended March 26, 2026 and March 27, 2025 was $109.2 million and $71.2 million, respectively. The increase in net cash provided by operating activities was primarily driven by changes in inventory and trade accounts payable.
Net Cash Used in Investing Activities
Investing activities typically consist primarily of capital expenditures for new store openings and existing store remodels, including leasehold improvements, racking, fixtures, vignettes, design centers, and new infrastructure and information systems.
Net cash used in investing activities during the thirteen weeks ended March 26, 2026 and March 27, 2025 was $63.4 million and $66.7 million, respectively. The decrease in net cash used in investing activities was due to a decrease in capital expenditures primarily driven by an increase in new stores being constructed at second-use sites and store size optimization.
Net Cash Used in Financing Activities
Financing activities consist primarily of borrowings and related repayments under our Credit Facilities, tax payments related to the vesting or exercise of stock-based compensation awards, proceeds from the exercise of stock options and our employee stock purchase program, and payments of contingent earn-out consideration.
Net cash used in financing activities during the thirteen weeks ended March 26, 2026 and March 27, 2025 was $1.5 million and $5.2 million, respectively. The decrease in net cash used in financing activities was primarily driven by a decrease in tax payments for stock-based compensation awards.
Our Credit Facilities
As of March 26, 2026, total Term Loan Facility debt outstanding was $197.7 million, and no amounts were outstanding under our ABL Facility. For additional information regarding our Term Loan Facility and ABL Facility, including applicable covenants and other details, please refer to Note 3, “Debt” to our condensed consolidated financial statements included in this Quarterly Report.
Credit Ratings
Our credit ratings are periodically reviewed by rating agencies. As of March 26, 2026, our Standard & Poor’s issuer credit rating of BB with a stable outlook and Moody’s issuer credit rating of Ba3 with a stable outlook remain unchanged from December 25, 2025. These ratings and our current credit condition affect, among other things, our ability to access new capital. Negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be lowered or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, financial condition, results of operations, and liquidity. In particular, a weakening of our financial condition, including an increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, result in a credit rating downgrade or change in outlook, or otherwise increase our cost of borrowing.

U.S. Tariffs and Global Economy
The current geopolitical environment, particularly related to existing and potential changes in global trade and tariffs, has created uncertainty surrounding the future state of the global economy and related impacts to our supply chain. In 2025, the U.S. government imposed significant additional tariffs on products from most countries where we source products. In early 2026, the U.S. Supreme Court invalidated tariffs previously implemented under the authority of the International Emergency Economic Powers Act. The ruling did not specifically require these tariffs to be refunded, resulting in uncertainty regarding potential tariff refunds. As a result of the ruling, the U.S. government has implemented and continues working to implement new tariffs using other authorities to maintain continuity in its tariff policy.
While we continue to take steps to mitigate the overall effect of increased tariffs, these tariffs have increased and will continue to increase our inventory costs and associated cost of sales, which have resulted in and in the future may result in increased retail prices and may adversely impact sales. Furthermore, the impact of increased tariffs on the economy, as well as the broader geopolitical environment, including recent tensions in the Middle East, have and in the future may negatively impact consumer demand for our products, which may also have an adverse impact on sales.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of Part II of the Annual Report. While our exposure to market risk has not changed materially since December 25, 2025, uncertainty with respect to the economic effects of declines in economic conditions that affect the residential housing market and consumer spending for hard surface flooring, inflation, global supply chain disruptions, regulatory and political conditions, tariffs and trade policy, and geopolitical instability, among other factors, have introduced significant volatility in the financial markets, including interest rates and foreign currency exchange rates. See further discussion in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details.
Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our Credit Facilities, which have variable interest rates. Based on the $197.7 million total outstanding principal balance of our Credit Facilities as of March 26, 2026, a 1.0% increase in the effective interest rate of this debt would cause an increase in interest expense of approximately $1.7 million over the next twelve months, excluding the impact of our interest rate cap contract. To lessen our exposure to interest rate risk, we entered into an interest rate cap contract in January 2024 with a notional value of $150.0 million. The interest rate cap contract effectively caps SOFR-based interest payments on a portion of the Company’s Term Loan Facility at 5.50% beginning in May 2024 and will continue until the interest rate cap contract expires in April 2026. For additional information related to the Company’s Credit Facilities and the interest rate cap contract, refer to Note 3, “Debt” and Note 8, “Fair Value Measurements,” respectively, to our condensed consolidated financial statements included in this Quarterly Report.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized, and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 26, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
The Company is in the process of a multi-year implementation of portions of our enterprise resource planning (ERP) system. In the fiscal quarter ended March 26, 2026, we completed the implementation of certain cloud-based financial and merchandising systems. As a result, there were changes to our processes and procedures, which resulted in changes to our internal control over financial reporting. Certain internal controls over financial reporting have been automated, modified, or implemented to address the new control environment and processes associated with the systems implemented. We will continue to evaluate any further changes in our internal control over financial reporting throughout the implementation of our ERP system, which is expected to go-live in phases through 2027.
Except for this ERP implementation, there were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the fiscal quarter ended March 26, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the fiscal quarter ended March 26, 2026, the Company did not engage in any unregistered sales of any of its equity securities, and neither the Company nor any of its affiliated purchasers repurchased any of the Company’s equity securities.
On April 23, 2026, our Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $400 million of our Company’s common stock. For additional information, please refer to Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” included in this Quarterly Report.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 26, 2026, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Incorporated by Reference
Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Floor & Decor Holdings, Inc.	8-K	001-38070	3.1	5/12/2025
3.2	Fourth Amended and Restated Bylaws of Floor & Decor Holdings, Inc.	8-K	001-38070	3.2	5/12/2025
10.1	Form of Non-CEO Performance Stock Unit Agreement under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan#*
10.2	Form of CEO Performance Stock Unit Agreement under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan#*
10.3	Form of Non-CEO Restricted Stock Unit Agreement under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan#*
10.4	Form of CEO Restricted Stock Unit Agreement under the Floor & Decor Holdings, Inc. 2017 Stock Incentive Plan#*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*

#	Denotes a management contract or compensatory plan or arrangement.
*	Filed herewith.
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

FLOOR & DECOR HOLDINGS, INC.

Dated: April 30, 2026	By:	/s/ Bradley S. Paulsen
Bradley S. Paulsen
Chief Executive Officer
(Principal Executive Officer)

Dated: April 30, 2026	By:	/s/ Bryan H. Langley
Bryan H. Langley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)