Form 10-Q
period 2026-06-25
Floor & Decor Holdings, Inc.
filed 2026-07-30
CIK 1507079

74

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2026
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2026
Class A common stock, $0.001 par value per share	106,489,965

Forward-Looking Statements
The discussion in this Form 10-Q for the quarterly period ended June 25, 2026 (the “Quarterly Report”), including under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I and Item 1A, “Risk Factors” of Part II, contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical fact contained in this Quarterly Report, including statements regarding our future operating results and financial position, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “seeks,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “budget,” “potential,” or “continue” or the negative of these terms or other similar expressions.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

in thousands, except for share and per share data	June 25, 2026	December 25, 2025
Assets
Current assets:
Cash and cash equivalents	$320,614	$249,296
Income taxes receivable	8,141	7,270
Receivables, net	206,789	94,068
Inventories, net	1,141,454	1,133,083
Prepaid expenses and other current assets	54,139	44,214
Total current assets	1,731,137	1,527,931
Fixed assets, net	1,867,473	1,856,127
Right-of-use assets	1,636,298	1,617,772
Intangible assets, net	144,735	146,536
Goodwill	257,940	257,940
Deferred income tax assets, net	21,404	19,298
Other assets	52,034	43,754
Total long-term assets	3,979,884	3,941,427
Total assets	$5,711,021	$5,469,358
Liabilities and stockholders’ equity
Current liabilities:
Current portion of term loan	$1,500	$2,629
Current portion of lease liabilities	163,163	155,661
Trade accounts payable	783,080	683,675
Accrued expenses and other current liabilities	337,141	298,740
Deferred revenue	13,429	10,685
Total current liabilities	1,298,313	1,151,390
Term loan	193,828	193,589
Lease liabilities	1,654,303	1,639,598
Deferred income tax liabilities, net	41,138	49,479
Other liabilities	27,565	26,466
Total long-term liabilities	1,916,834	1,909,132
Total liabilities	3,215,147	3,060,522
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at June 25, 2026 and December 25, 2025	—	—
Common stock Class A, $0.001 par value; 450,000,000 shares authorized; 106,886,020 shares issued and outstanding at June 25, 2026 and 107,774,329 shares issued and outstanding at December 25, 2025	107	108
Additional paid-in capital	595,346	577,786
Accumulated other comprehensive income, net	—	22
Retained earnings	1,900,421	1,830,920
Total stockholders’ equity	2,495,874	2,408,836
Total liabilities and stockholders’ equity	$5,711,021	$5,469,358
See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
in thousands, except for per share data	June 25, 2026	June 26, 2025	June 25, 2026	June 26, 2025
Net sales	$1,250,270	$1,214,150	$2,402,548	$2,374,890
Cost of sales	647,151	681,462	1,291,978	1,334,034
Gross profit	603,119	532,688	1,110,570	1,040,856
Selling, general and administrative expenses	479,135	450,794	934,190	894,733
Operating income	123,984	81,894	176,380	146,123
Interest (income) expense, net	(2,278)	1,076	(1,145)	2,624
Loss on extinguishment of debt	1,328	—	1,328	—
Income before income taxes	124,934	80,818	176,197	143,499
Income tax expense	29,064	17,640	40,618	31,443
Net income	$95,870	$63,178	$135,579	$112,056
Change in fair value of hedge instruments, net of tax	(47)	21	(22)	11
Total comprehensive income	$95,823	$63,199	$135,557	$112,067
Basic earnings per share	$0.89	$0.59	$1.26	$1.04
Diluted earnings per share	$0.89	$0.58	$1.25	$1.03
See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Common Stock Class A
in thousands	Shares	Amount
Balance, December 26, 2025	107,774	$108	$577,786	$22	$1,830,920	$2,408,836
Stock-based compensation expense	—	—	8,369	—	—	8,369
Exercise of stock options	100	—	2,534	—	—	2,534
Issuance of common stock upon vesting of restricted stock units	248	—	—	—	—	—
Shares issued under employee stock purchase plan	53	—	2,882	—	—	2,882
Common stock redeemed for tax liability	(81)	—	(5,618)	—	—	(5,618)
Other comprehensive gain, net of tax	—	—	—	25	—	25
Net income	—	—	—	—	39,709	39,709
Balance, March 26, 2026	108,094	$108	$585,953	$47	$1,870,629	$2,456,737
Stock-based compensation expense	—	—	7,504	—	—	7,504
Exercise of stock options	113	—	2,107	—	—	2,107
Issuance of common stock upon vesting of restricted stock units	14	—	—	—	—	—
Common stock redeemed for tax liability	(4)	—	(218)	—	—	(218)
Repurchase of common stock	(1,331)	(1)	—	—	(66,078)	(66,079)
Other comprehensive loss, net of tax	—	—	—	(47)	—	(47)
Net income	—	—	—	—	95,870	95,870
Balance, June 25, 2026	106,886	$107	$595,346	$—	$1,900,421	$2,495,874

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Common Stock Class A
in thousands	Shares	Amount
Balance, December 27, 2024	107,357	$107	$547,818	$(40)	$1,622,273	$2,170,158
Stock-based compensation expense	—	—	6,580	—	—	6,580
Exercise of stock options	50	—	1,288	—	—	1,288
Issuance of common stock upon vesting of restricted stock units	247	1	(1)	—	—	—
Shares issued under employee stock purchase plan	36	—	3,081	—	—	3,081
Common stock redeemed for tax liability	(84)	—	(8,212)	—	—	(8,212)
Other comprehensive loss, net of tax	—	—	—	(10)	—	(10)
Net income	—	—	—	—	48,878	48,878
Balance, March 27, 2025	107,606	$108	$550,554	$(50)	$1,671,151	$2,221,763
Stock-based compensation expense	—	—	8,922	—	—	8,922
Exercise of stock options	23	—	754	—	—	754
Issuance of common stock upon vesting of restricted stock units	12	—	—	—	—	—
Common stock redeemed for tax liability	(3)	—	(296)	—	—	(296)
Other comprehensive gain, net of tax	—	—	—	21	—	21
Net income	—	—	—	—	63,178	63,178
Balance, June 26, 2025	107,638	$108	$559,934	$(29)	$1,734,329	$2,294,342
See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Twenty-six Weeks Ended
in thousands	June 25, 2026	June 26, 2025
Operating activities
Net income	$135,579	$112,056
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	124,946	119,953
Stock-based compensation expense	15,873	15,502
Deferred income taxes	(10,323)	(15,523)
Loss on extinguishment of debt	1,328	—
Changes in operating assets and liabilities:
Receivables, net	(112,721)	(3,906)
Inventories, net	(8,371)	(78,832)
Trade accounts payable	108,557	(16,642)
Accrued expenses and other current liabilities	14,277	12,353
Income taxes	21,189	14,973
Deferred revenue	2,744	934
Other, net	(14,631)	(5,592)
Net cash provided by operating activities	278,447	155,276
Investing activities
Purchases of fixed assets	(136,673)	(160,827)
Net cash used in investing activities	(136,673)	(160,827)
Financing activities
Proceeds from term loan	200,000	—
Payments on term loan	(198,190)	(1,051)
Payments of debt issuance costs	(7,503)	—
Payments of contingent earn-out liabilities	(750)	(806)
Proceeds from exercise of stock options	4,641	2,042
Proceeds from employee stock purchase plan	2,882	3,081
Tax payments for stock-based compensation awards	(5,836)	(8,508)
Payments for repurchase of common stock	(65,700)	—
Net cash used in financing activities	(70,456)	(5,242)
Net increase (decrease) in cash and cash equivalents	71,318	(10,793)
Cash and cash equivalents, beginning of the period	249,296	187,669
Cash and cash equivalents, end of the period	$320,614	$176,876
Supplemental disclosures of cash flow information
Buildings and equipment acquired under operating leases	$98,221	$334,363
Cash paid for interest, net of capitalized interest	$6,781	$5,125
Cash paid for income taxes, net of refunds	$29,909	$31,716
Fixed assets accrued at the end of the period	$41,148	$52,036
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
As of June 25, 2026, the Company, through its wholly owned subsidiary, Floor and Decor Outlets of America, Inc. (“Outlets”), operates 281 warehouse-format stores, which average 75,000 square feet, and five small-format standalone design studios in 39 states, as well as five distribution centers, a website, FloorandDecor.com, and a commercial surfaces business through its subsidiary, Spartan Surfaces, LLC (“Spartan”). Substantially all of the Company’s operating assets and liabilities are held by Outlets.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. The Condensed Consolidated Balance Sheet as of December 25, 2025 has been derived from the audited Consolidated Balance Sheet for the fiscal year then ended. The interim condensed consolidated financial statements should be read together with the audited consolidated financial statements and related footnote disclosures included in the Company’s Annual Report on Form 10-K for fiscal 2025, filed with the SEC on February 19, 2026 (the “Annual Report”). Certain prior period amounts have been reclassified to conform with the current period presentation. Management believes the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments considered necessary for a fair statement of results for the interim periods presented. Results of operations for the thirteen and twenty-six weeks ended June 25, 2026 are not necessarily indicative of the results to be expected for the full year.
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
Recently Adopted Accounting Pronouncements
The Company did not adopt any new accounting pronouncements during the twenty-six weeks ended June 25, 2026 that had a material impact on the Company’s financial position, results of operations, or cash flows.
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
Contract liabilities within the Condensed Consolidated Balance Sheets primarily consisted of deferred revenue as well as amounts in accrued expenses and other current liabilities related to our Pro Premier Rewards loyalty program and unredeemed gift cards. As of June 25, 2026, contract liabilities totaled $82.9 million and included $59.5 million of loyalty program liabilities, $13.4 million of deferred revenue, and $10.0 million of unredeemed gift cards. As of December 25, 2025, contract liabilities totaled $77.9 million and included $57.9 million of loyalty program liabilities, $10.7 million of deferred revenue, and $9.3 million of unredeemed gift cards. Of the contract liabilities outstanding as of December 25, 2025, approximately $14.8 million was recognized in revenue during the twenty-six weeks ended June 25, 2026.
Disaggregated Revenue
The Company has one reportable segment. The following tables present the net sales of each major product category:

	Thirteen Weeks Ended
	June 25, 2026		June 26, 2025
dollars in thousands	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Tile	$293,139	24%	$276,544	23%
Laminate and vinyl	285,976	23	299,781	25
Installation materials and tools	267,221	21	244,819	20
Decorative accessories and wall tile	204,247	16	200,363	17
Wood	92,971	8	85,929	7
Natural stone	53,721	4	53,523	4
Adjacent categories	26,986	2	29,942	2
Other (1)	26,009	2	23,249	2
Total	$1,250,270	100%	$1,214,150	100%

	Twenty-six Weeks Ended
	June 25, 2026		June 26, 2025
dollars in thousands	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Tile	$568,523	24%	$538,746	23%
Laminate and vinyl	547,105	23	591,084	25
Installation materials and tools	515,627	22	476,926	20
Decorative accessories and wall tile	405,342	17	396,475	17
Wood	176,303	7	168,422	7
Natural stone	103,995	4	104,029	4
Adjacent categories	53,136	2	60,550	2
Other (1)	32,517	1	38,658	2
Total	$2,402,548	100%	$2,374,890	100%
(1)Other includes delivery, sample, and other product revenue and adjustments for deferred revenue, sales returns reserves, and other revenue related adjustments that are not allocated on a product-category basis.

3. Debt
On June 24, 2026, the Company refinanced its senior secured term loan credit facility due February 14, 2027 (“2016 Term Loan Facility”) by entering into a new $200.0 million senior secured term loan credit facility due June 24, 2033 (“2026 Term Loan Facility”). Proceeds from the 2026 Term Loan Facility were used to repay the remaining $197.1 million outstanding under the 2016 Term Loan Facility. The 2026 Term Loan Facility includes an incremental facility feature that allows the Company, under certain circumstances, to increase the size of the facility by an amount up to the sum of (i) the greater of (x) $530.0 million or (y) 100% of Consolidated EBITDA (as defined in the 2026 Term Loan Facility), plus (ii) an additional amount based on certain leverage incurrence conditions, in each case, subject to certain additional adjustments.
In connection with the refinancing of the 2016 Term Loan Facility, the Company recognized a $1.1 million loss on extinguishment of debt during the thirteen weeks ended June 25, 2026. The Company incurred $4.7 million of debt issuance costs and original issue discounts related to the 2026 Term Loan Facility.
On June 24, 2026, the Company refinanced its senior secured asset-based loan (“ABL”) facility maturing on August 4, 2027 (“2016 ABL Facility”) by entering into a new senior secured ABL facility maturing on June 24, 2031 (“2026 ABL Facility”). The aggregate revolving commitments under the 2026 ABL Facility remain the same as under the 2016 ABL Facility at $800.0 million. The 2026 ABL Facility allows the Company, under certain circumstances, to increase the size of the facility by an amount up to $200.0 million.
In connection with the refinancing of the 2016 ABL Facility, the Company recognized a $0.2 million loss on extinguishment of debt during the thirteen weeks ended June 25, 2026. The Company incurred $2.8 million of deferred financing costs related to the 2026 ABL Facility.
The following table summarizes the Company’s long-term debt as of June 25, 2026 and December 25, 2025:

dollars in thousands	Interest Rate Per Annum at June 25, 2026		June 25, 2026	December 25, 2025
Credit Facilities:
2026 Term Loan Facility	5.64%	Variable	$200,000	$—
2016 Term Loan Facility			—	198,190
2026 ABL Facility	4.77%	Variable	—	—
2016 ABL Facility			—	—
Total outstanding borrowings			200,000	198,190
Less: unamortized discount and debt issuance costs			4,672	1,972
Total long-term debt			195,328	196,218
Less: current portion of long-term debt			1,500	2,629
Total long-term debt, less current portion			$193,828	$193,589
The following table summarizes scheduled maturities of the Company’s debt as of June 25, 2026:

in thousands	Amount
Twenty-seven weeks ending December 31, 2026	$1,000
2027	1,500
2028	2,000
2029	2,000
2030	2,000
Thereafter	191,500
Total minimum debt payments	$200,000

Components of interest expense are as follows for the periods presented:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
in thousands	June 25, 2026	June 26, 2025	June 25, 2026	June 26, 2025
Interest expense	$3,931	$4,227	$7,906	$8,551
Less:
Interest income (1)	5,674	1,957	7,724	3,536
Capitalized interest	535	1,194	1,327	2,391
Interest (income) expense, net	$(2,278)	$1,076	$(1,145)	$2,624
(1)For the thirteen and twenty-six weeks ended June 25, 2026, the amount includes interest income related to the Company’s cash on hand and statutory interest on International Emergency Economic Powers Act (“IEEPA”) tariff refunds. For the thirteen and twenty-six weeks ended June 26, 2025, the amount includes interest income related to the Company’s cash on hand.
Term Loan Facility
The 2026 Term Loan Facility bears interest, at the Company’s option, at an annual rate equal to Adjusted Term Secured Overnight Financing Rate (“SOFR”) or the Alternate Base Rate (“ABR”) (each as defined in the 2026 Term Loan Facility), in each case, plus an applicable margin. The applicable margin equals (i) with respect to SOFR Loans (as defined in the 2026 Term Loan Facility), 2.00% per annum and (ii) with respect to ABR Loans (as defined in the 2026 Term Loan Facility), 1.00% per annum.
All obligations under the 2026 Term Loan Facility are secured by (1) a first-priority security interest in substantially all of the property and assets of Outlets and the other guarantors under the 2026 Term Loan Facility (other than the collateral that secures the 2026 ABL Facility on a first-priority basis), with certain exceptions, and (2) a second-priority security interest in the collateral securing the 2026 ABL Facility on a first-priority basis.
ABL Facility
Borrowings under the 2026 ABL Facility bear interest, at the Company’s option, at a rate equal to Term SOFR, Daily SOFR, or the Base Rate (each as defined in the 2026 ABL Facility), in each case plus an applicable margin. The applicable margin equals (i) with respect to Term SOFR Loans, Daily SOFR Loans and Letter of Credit Fees for Standby Letters of Credit (each as defined in the 2026 ABL Facility), 1.125% per annum, (ii) with respect to Base Rate Loans (as defined in the 2026 ABL Facility), 0.125% per annum and (iii) with respect to Letter of Credit Fees for Commercial Letters of Credit (as defined in the 2026 ABL Facility), 0.75%.
The 2026 ABL Facility has actual available borrowings limited to a borrowing base comprised of eligible credit card receivables, inventory, trade receivables, cash on hand, and letter of credit exposure, each subject to specified advance rates, appraisal percentages, or reserves (each as defined in the 2026 ABL Facility). The 2026 ABL Facility is available for issuance of letters of credit and contains a sublimit of $95.0 million for standby letters of credit and commercial letters of credit combined, with available borrowings reduced by the face amount of outstanding letters of credit.
All obligations under the 2026 ABL Facility are secured by (1) a first-priority security interest in the cash and cash equivalents, accounts receivable, inventory, and related current assets of Outlets and the other guarantors under the 2026 ABL Facility, with certain exceptions, and (2) a second-priority security interest in substantially all of the other property and assets of Outlets and the other guarantors that secure the 2026 Term Loan Facility on a first-priority basis.
As of June 25, 2026, net availability under the 2026 ABL Facility was $621.8 million as reduced by letters of credit of $73.2 million.

Covenants
The credit agreements governing the 2026 Term Loan Facility and 2026 ABL Facility contain customary restrictive covenants, which, among other things and with certain exceptions, limit the Company’s ability to (i) incur additional indebtedness and liens in connection with such indebtedness, (ii) pay dividends and make certain other restricted payments, (iii) effect mergers or consolidations, (iv) enter into transactions with affiliates, (v) sell or dispose of property or assets, and (vi) engage in unrelated lines of business. In addition, these credit agreements subject the Company to certain reporting obligations and require that the Company satisfy certain financial covenants, including, among other things, a requirement that if borrowings under the 2026 ABL Facility exceed 90% of availability, the Company will maintain a certain fixed charge coverage ratio (defined as Consolidated EBITDA less non-financed capital expenditures and income taxes paid to consolidated fixed charges, in each case as more fully defined in the 2026 ABL Facility).
The 2026 Term Loan Facility has no financial maintenance covenants. The Company is currently in compliance with all covenants under the credit agreements.
Fair Value of Debt
Market risk associated with the Company’s debt relates to the potential change in fair value and negative impact to future earnings, respectively, from a change in interest rates. The aggregate fair value of debt is based primarily on the Company’s estimates of interest rates, maturities, credit risk, and underlying collateral. The estimated fair value and classification within the fair value hierarchy of the 2026 Term Loan Facility and 2016 Term Loan Facility was as follows as of June 25, 2026 and December 25, 2025, respectively:

in thousands	Fair Value Hierarchy Classification	June 25, 2026	December 25, 2025
2026 Term Loan Facility	Level 3	$198,000	$—
2016 Term Loan Facility	Level 3	$—	$197,943
The 2026 Term Loan Facility and 2016 Term Loan Facility fair values are classified as Level 3 within the fair value hierarchy due to the use of unobservable inputs significant to the valuation, including indicative pricing from counterparties and discounted cash flow methods. No amounts were outstanding under the 2026 ABL Facility and 2016 ABL Facility as of June 25, 2026 and December 25, 2025, respectively.
4. Income Taxes
Effective tax rates for the thirteen and twenty-six weeks ended June 25, 2026 and June 26, 2025 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within each period. The Company’s effective income tax rate was 23.3% and 21.8% for the thirteen weeks ended June 25, 2026 and June 26, 2025, respectively. The effective tax rate increase during the thirteen weeks ended June 25, 2026 was primarily due to a decrease in federal tax credits.
The Company’s effective income tax rate was 23.1% and 21.9% for the twenty-six weeks ended June 25, 2026 and June 26, 2025, respectively. The effective tax rate increase during the twenty-six weeks ended June 25, 2026 was primarily due to a decrease in excess tax benefits related to stock-based compensation awards.
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

When readily determinable, the rate implicit in the lease is used to discount lease payments to present value; however, substantially all of the Company’s leases do not provide a readily determinable implicit rate. If the rate implicit in the lease is not readily determinable, the Company uses a third party to assist in the determination of a secured incremental borrowing rate, determined on a collateralized basis, to discount lease payments based on information available at lease commencement. The secured incremental borrowing rate is estimated based on yields obtained from Bloomberg for U.S. consumers with a BB credit rating and is adjusted for collateralization as well as inflation. As of June 25, 2026 and June 26, 2025, the Company’s weighted average discount rate was 6.1% and 6.0%, respectively. As of both June 25, 2026 and June 26, 2025, the weighted average remaining lease term of the Company’s leases was approximately 12 years.
Lease Costs
The table below presents components of lease expense for operating leases within the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income:

		Thirteen Weeks Ended		Twenty-six Weeks Ended
in thousands	Classification	June 25, 2026	June 26, 2025	June 25, 2026	June 26, 2025
Fixed operating lease cost:	Selling, general and administrative expenses	$54,443	$50,183	$107,873	$100,120
	Cost of sales	13,804	12,818	27,348	22,290
Total fixed operating lease cost		68,247	63,001	135,221	122,410
Variable lease cost (1):	Selling, general and administrative expenses	20,963	21,408	42,778	43,509
	Cost of sales	1,316	2,076	3,548	3,727
Total variable lease cost		22,279	23,484	46,326	47,236
Total operating lease cost (2)		$90,526	$86,485	$181,547	$169,646
(1)Includes variable costs for common area maintenance, property taxes, and insurance on leased real estate.
(2)Excludes short-term lease costs, which were immaterial for the thirteen and twenty-six weeks ended June 25, 2026 and June 26, 2025.
Undiscounted Cash Flows
Future minimum lease payments under non-cancelable operating leases as of June 25, 2026 were as follows:

in thousands	Amount
Twenty-seven weeks ending December 31, 2026	$130,869
2027	270,776
2028	252,051
2029	238,028
2030	217,785
Thereafter	1,516,886
Total minimum lease payments (1) (2)	2,626,395
Less: amount of lease payments representing interest	808,929
Present value of future minimum lease payments	1,817,466
Less: current obligations under leases	163,163
Long-term lease obligations	$1,654,303
(1)Future lease payments exclude approximately $17.4 million of legally binding minimum lease payments for operating leases signed but not yet commenced.
(2)Operating lease payments include $288.7 million related to options to extend lease terms that are reasonably certain of being exercised.
For the twenty-six weeks ended June 25, 2026 and June 26, 2025, cash paid for amounts included in the measurement of operating lease liabilities was $132.4 million and $121.3 million, respectively.

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
Tariffs
On February 20, 2026, the U.S. Supreme Court invalidated tariffs imposed under IEEPA. On March 4, 2026, the U.S. Court of International Trade ordered U.S. Customs and Border Protection (“CBP”) to begin refunding all tariffs imposed under IEEPA. On April 20, 2026, CBP launched a formal process for submitting IEEPA refund claims, through which the Company filed its refund claims.
At the time of the Supreme Court ruling, the Company had paid approximately $87 million of IEEPA tariffs. The Company has concluded that the receipt of the refund of the previously paid IEEPA tariffs is probable and applied the loss recovery model. As of June 25, 2026, the Company had received approximately $7 million in tariff refund payments and recognized approximately $80 million in receivables, net. During the thirteen weeks ended June 25, 2026, the Company recognized a one-time benefit of approximately $56 million of the refund through cost of sales. The remaining amount was recognized as a reduction to inventories, net, related to previously capitalized IEEPA tariffs and will be recognized through cost of sales as the related inventory is sold.
Statutory interest associated with refunded IEEPA tariffs was recognized in interest (income) expense, net during the thirteen weeks ended June 25, 2026.
Subsequent to June 25, 2026, the Company received tariff refund payments of approximately $80 million.
6. Stockholders’ Equity
In accordance with ASC 718, Compensation – Stock Compensation, the Company measures compensation cost for all stock-based awards at fair value on the date of grant and recognizes compensation expense, net of forfeitures, using the straight-line method over the requisite service period of awards expected to vest, which for each of the awards is the service vesting period. Stock-based compensation expense within the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income for the twenty-six weeks ended June 25, 2026 and June 26, 2025 was $15.9 million and $15.5 million, respectively.
Stock Options
The table below summarizes stock option activity for the twenty-six weeks ended June 25, 2026:

	Stock Options
	Shares	Weighted Average Exercise Price
Outstanding at December 26, 2025	988,971	$32.03
Exercised	(213,456)	$21.74
Forfeited or expired	(11,314)	$76.86
Outstanding at June 25, 2026	764,201	$34.23
Vested and exercisable at June 25, 2026	764,201	$34.23

Restricted Stock Units
The Company periodically grants restricted stock units (“RSUs”), each of which represents an unfunded, unsecured right to receive a share of the Company’s Class A common stock upon vesting. During the twenty-six weeks ended June 25, 2026, the Company granted RSUs to certain employees, executive officers, and non-employee directors comprised of service-based RSUs and performance-based RSUs. Service-based RSUs vest based on the grantee’s continued service through the vesting date. The performance-based RSUs cliff vest based on (i) the Company’s achievement of predetermined financial metrics at the end of a three-year performance period and (ii) the grantee’s continued service through the vesting date. Depending on the extent to which the relevant performance goals are achieved, the number of common shares earned upon vesting may range from 0% to 200% of the award granted. The Company assesses the probability of achieving all performance goals on a quarterly basis. The service period for RSUs granted during the period varies by grantee and is one year from the grant date for non-employee directors and two to three years from the grant date for employees and executive officers. The grant-date fair value of service-based RSUs and performance-based RSUs is based on the closing market price of the Company’s Class A common stock on the date of grant.
The following table summarizes RSU activity during the twenty-six weeks ended June 25, 2026:

	Restricted Stock Units
	Service-based		Performance-based		Total shareholder return
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at December 26, 2025	561,965	$98.20	266,308	$94.72	37,835	$104.67
Granted	510,767	$65.41	130,067	$68.34	—	$—
Vested	(262,020)	$98.32	—	$—	—	$—
Forfeited	(66,862)	$83.59	(145,657)	$90.15	(37,835)	$104.67
Unvested at June 25, 2026	743,850	$76.98	250,718	$83.69	—	$—
Share Repurchase Program
On April 23, 2026, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $400.0 million of the Company’s common stock. The share repurchase program has no expiration date and does not obligate the Company to repurchase any shares under the program. As of June 25, 2026, the Company had remaining authorization under the share repurchase program of $334.3 million.
The following table summarizes the Company’s share repurchase activity for the periods presented:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 25, 2026	June 26, 2025	June 25, 2026	June 26, 2025
Total number of shares repurchased	1,330,975	—	1,330,975	—
Average price paid per share (1)	$49.36	$—	$49.36	$—
Total cost of shares repurchased (in thousands) (1)	$65,700	$—	$65,700	$—
(1)Amounts exclude applicable excise tax.
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

The following table shows the computation of basic and diluted earnings per share for the periods presented:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
in thousands, except per share data	June 25, 2026	June 26, 2025	June 25, 2026	June 26, 2025
Net income	$95,870	$63,178	$135,579	$112,056
Basic weighted average shares outstanding	107,767	107,622	107,849	107,539
Dilutive effect of share-based awards	353	702	470	842
Diluted weighted average shares outstanding	108,120	108,324	108,319	108,381
Basic earnings per share	$0.89	$0.59	$1.26	$1.04
Diluted earnings per share	$0.89	$0.58	$1.25	$1.03
The following potentially dilutive securities were excluded from the computation of diluted earnings per share as a result of their anti-dilutive effect:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
in thousands	June 25, 2026	June 26, 2025	June 25, 2026	June 26, 2025
Stock options	144	44	36	37
Restricted stock units	659	437	640	433
8. Fair Value Measurements
As of June 25, 2026 and December 25, 2025, the Company had certain financial assets and liabilities on its Condensed Consolidated Balance Sheets that were required to be measured at fair value on a recurring or non-recurring basis. The estimated fair values of financial assets and liabilities such as cash and cash equivalents, receivables, prepaid expenses and other current assets, other assets, accounts payable, and accrued expenses and other current liabilities approximate their respective carrying values as reported within the Condensed Consolidated Balance Sheets. See Note 3, “Debt” for discussion of the fair value of the Company’s debt.
Contingent Earn-out Liability
As of December 25, 2025, the Company’s remaining contingent earn-out liability was $0.8 million, which was paid during the twenty-six weeks ended June 25, 2026.
Interest Rate Cap Contract
Changes in interest rates impact the Company’s results of operations. From time to time, the Company may enter into derivative contracts to manage exposure to this risk and may adjust its derivative portfolio as market conditions change.
The Company’s interest rate cap contract, which was designated as a cash flow hedge, matured in April 2026. The contract had a notional value of $150.0 million and effectively capped SOFR-based interest payments on a portion of the Company’s 2016 Term Loan Facility at 5.50%. As of December 25, 2025, the fair value of the interest rate cap was less than $0.1 million and was included in prepaid expenses and other current assets within the Condensed Consolidated Balance Sheets.
9. Supply Chain Finance
The Company facilitates supply chain finance programs through financial intermediaries, which provide certain suppliers the option to be paid by the financial intermediaries earlier than the due date on the applicable invoice. When a supplier utilizes one of the supply chain finance programs and receives an early payment from a financial intermediary, the supplier takes a discount on the invoice. The Company then pays the financial intermediary the full amount of the invoice on the original due date. The Company does not reimburse suppliers for any costs they incur for participation in the program. Supplier participation is voluntary, and there are no assets pledged as security or other forms of guarantees provided for the committed payment to the financial intermediaries. As a result, all amounts owed to the financial intermediaries are presented as trade accounts payable in the Condensed Consolidated Balance Sheets. Amounts due to the financial intermediaries reflected in trade accounts payable at June 25, 2026 and December 25, 2025 were $152.9 million and $133.2 million, respectively.

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
The following tables show the Company’s segment information for the periods presented:

	Thirteen Weeks Ended
	June 25, 2026			June 26, 2025
in thousands	Retail	Other (1)	Consolidated	Retail	Other (1)	Consolidated
Net sales	$1,185,713	$64,557	$1,250,270	$1,150,986	$63,164	$1,214,150
Less:
Cost of sales	602,776			638,419
Personnel expense (2)	214,332			195,086
Property cost (3)	146,607			141,133
Other segment items (4)	101,474			99,298
Operating income (5)	120,524	3,460	123,984	77,050	4,844	81,894
Interest (income) expense, net			(2,278)			1,076
Loss on extinguishment of debt			1,328			—
Income before income taxes			$124,934			$80,818

	Twenty-six Weeks Ended
	June 25, 2026			June 26, 2025
in thousands	Retail	Other (1)	Consolidated	Retail	Other (1)	Consolidated
Net sales	$2,288,233	$114,315	$2,402,548	$2,257,029	$117,861	$2,374,890
Less:
Cost of sales	1,211,994			1,254,508
Personnel expense (2)	413,051			388,532
Property cost (3)	292,650			282,935
Other segment items (4)	195,246			192,075
Operating income (5)	175,292	1,088	176,380	138,979	7,144	146,123
Interest (income) expense, net			(1,145)			2,624
Loss on extinguishment of debt			1,328			—
Income before income taxes			$176,197			$143,499
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
(5)Includes depreciation and amortization expense of $61.6 million and $58.1 million for the thirteen weeks ended June 25, 2026 and June 26, 2025, respectively, and $121.0 million and $116.3 million for the twenty-six weeks ended June 25, 2026 and June 26, 2025, respectively, in our Retail segment.

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
Overview
Founded in 2000, Floor & Decor is a high-growth, differentiated, multi-channel specialty retailer of hard surface flooring and related accessories and seller of commercial surfaces with 281 warehouse-format stores and five small-format standalone design studios across 39 states as of June 25, 2026. We believe our unique approach to selling hard surface flooring and our consistent and disciplined culture of innovation and reinvestment create a differentiated business model in the hard surface flooring category. We believe that we offer the broadest in-stock assortment of laminate and vinyl, tile, wood, and natural stone flooring and installation materials and decorative accessories, as well as adjacent categories, at everyday low prices. This positions us as the one-stop destination for our customers’ entire hard surface flooring needs. We appeal to a variety of customers, including Pros and homeowners, which are comprised of DIY and BIY customers.
During the twenty-six weeks ended June 25, 2026, we opened 11 new warehouse-format stores, ending the quarter with 281 warehouse-format stores and five design studios.
We operate on a 52- or 53-week fiscal year ending the Thursday on or preceding December 31. The following discussion contains references to the thirteen and twenty-six weeks ended June 25, 2026 and June 26, 2025, respectively.
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

The following tables summarize key components of our results of operations for the periods indicated:

	Thirteen Weeks Ended
	June 25, 2026		June 26, 2025		Increase (Decrease)
dollars in thousands	Amount	% of Net Sales	Amount	% of Net Sales	$	%
Net sales	$1,250,270	100.0%	$1,214,150	100.0%	$36,120	3.0%
Cost of sales	647,151	51.8	681,462	56.1	(34,311)	(5.0)%
Gross profit	603,119	48.2	532,688	43.9	70,431	13.2%
Selling, general and administrative expenses	479,135	38.3	450,794	37.1	28,341	6.3%
Operating income	123,984	9.9	81,894	6.8	42,090	51.4%
Interest (income) expense, net	(2,278)	(0.2)	1,076	0.1	(3,354)	NM
Loss on extinguishment of debt	1,328	0.1	—	—	1,328	NM
Income before income taxes	124,934	10.0	80,818	6.7	44,116	54.6%
Income tax expense	29,064	2.3	17,640	1.5	11,424	64.8%
Net income	$95,870	7.7%	$63,178	5.2%	$32,692	51.7%

	Twenty-six Weeks Ended
	June 25, 2026		June 26, 2025		Increase (Decrease)
dollars in thousands	Amount	% of Net Sales	Amount	% of Net Sales	$	%
Net sales	$2,402,548	100.0%	$2,374,890	100.0%	$27,658	1.2%
Cost of sales	1,291,978	53.8	1,334,034	56.2	(42,056)	(3.2)%
Gross profit	1,110,570	46.2	1,040,856	43.8	69,714	6.7%
Selling, general and administrative expenses	934,190	38.9	894,733	37.6	39,457	4.4%
Operating income	176,380	7.3	146,123	6.2	30,257	20.7%
Interest (income) expense, net	(1,145)	—	2,624	0.2	(3,769)	NM
Loss on extinguishment of debt	1,328	—	—	—	1,328	NM
Income before income taxes	176,197	7.3	143,499	6.0	32,698	22.8%
Income tax expense	40,618	1.7	31,443	1.3	9,175	29.2%
Net income	$135,579	5.6%	$112,056	4.7%	$23,523	21.0%
NM – Not meaningful

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 25, 2026	June 26, 2025	June 25, 2026	June 26, 2025
Comparable store sales	(2.1)%	0.4%	(2.9)%	(0.7)%
Comparable average ticket	0.8%	3.8%	1.4%	3.0%
Comparable transactions	(2.9)%	(3.3)%	(4.2)%	(3.5)%
Number of warehouse-format stores	281	257	281	257
Adjusted EBITDA (in thousands) (1)	$151,967	$150,153	$273,460	$279,974
Adjusted EBITDA (% of net sales) (1)	12.2%	12.4%	11.4%	11.8%
(1)Refer to “Non-GAAP Financial Measures” further below for a reconciliation of Adjusted EBITDA to net income.

Net Sales
Net sales during the thirteen weeks ended June 25, 2026 increased $36.1 million, or 3.0%, compared to the corresponding prior year period primarily due to sales from the 24 new warehouse-format stores that we opened since June 26, 2025, partially offset by a decrease in comparable store sales of 2.1%. The comparable store sales decline during the period of 2.1%, or $24.4 million, was due to a 2.9% decrease in comparable transactions, partially offset by a 0.8% increase in comparable average ticket. Non-comparable sales increased $60.5 million from the corresponding prior year period primarily driven by new stores.
Net sales during the twenty-six weeks ended June 25, 2026 increased $27.7 million, or 1.2%, compared to the corresponding prior year period primarily due to sales from the 24 new warehouse-format stores that we opened since June 26, 2025, partially offset by a decrease in comparable store sales of 2.9%. The comparable store sales decline during the period of 2.9%, or $65.1 million, was due to a 4.2% decrease in comparable transactions, partially offset by a 1.4% increase in comparable average ticket. Non-comparable sales increased $92.8 million from the corresponding prior year period primarily driven by new stores.
We believe the decreases in comparable transactions during the thirteen and twenty-six weeks ended June 25, 2026 were largely driven by the continued impact of low existing home sales and low consumer sentiment. The increases in comparable average ticket during the thirteen and twenty-six weeks ended June 25, 2026 were primarily due to strategic price increases.
We estimate that retail sales during the thirteen and twenty-six weeks ended June 25, 2026 were approximately 45% from homeowners and 55% from Pros compared to approximately 50% from homeowners and 50% from Pros during the thirteen and twenty-six weeks ended June 26, 2025.
Gross Profit and Gross Margin
Gross profit during the thirteen weeks ended June 25, 2026 increased $70.4 million, or 13.2%, compared to the corresponding prior year period. Gross margin increased to 48.2%, up approximately 430 basis points from 43.9% in the corresponding prior year period. The increase in gross profit and gross margin was primarily driven by a $56.2 million, or 450 basis points, one-time benefit from the recognition of IEEPA tariff refunds. The remaining increase in gross profit was primarily attributable to the 3.0% increase in net sales.
Gross profit during the twenty-six weeks ended June 25, 2026 increased $69.7 million, or 6.7%, compared to the corresponding prior year period. Gross margin increased to 46.2%, up approximately 240 basis points from 43.8% in the corresponding prior year period. The increase in gross profit and gross margin was primarily driven by a $56.2 million, or 230 basis points, one-time benefit from the recognition of IEEPA tariff refunds. The remaining increase in gross profit was primarily attributable to the 1.2% increase in net sales.
Selling, General and Administrative Expenses
SG&A expenses during the thirteen weeks ended June 25, 2026 increased $28.3 million, or 6.3%, compared to the corresponding prior year period. The increase in SG&A expenses was primarily driven by the 24 new stores that we opened since June 26, 2025, which increased compensation and occupancy costs. The increase also reflects higher incentive compensation related to the recognition of IEEPA tariff refunds. SG&A expenses for non-comparable stores increased $26.7 million and for comparable stores decreased $13.7 million. As a percentage of net sales, SG&A expenses increased by approximately 120 basis points to 38.3% from 37.1% in the corresponding prior year period. This increase was primarily attributable to incentive compensation related to the recognition of IEEPA tariff refunds, as well as the addition of new stores and deleverage from a decrease in comparable store sales.
SG&A expenses during the twenty-six weeks ended June 25, 2026 increased $39.5 million, or 4.4%, compared to the corresponding prior year period. The increase in SG&A expenses was primarily driven by the 24 new stores that we opened since June 26, 2025, which increased compensation and occupancy costs. The increase also reflects higher incentive compensation related to the recognition of IEEPA tariff refunds. SG&A expenses for non-comparable stores increased $48.1 million and for comparable stores decreased $22.7 million. As a percentage of net sales, SG&A expenses increased by approximately 130 basis points to 38.9% from 37.6% in the corresponding prior year period. This increase was primarily attributable to the addition of new stores and deleverage from a decrease in comparable store sales, as well as incentive compensation related to the recognition of IEEPA tariff refunds.

Interest (Income) Expense, Net
Net interest income during the thirteen weeks ended June 25, 2026 was $2.3 million compared to net interest expense of $1.1 million during the corresponding prior year period. The change was primarily attributable to statutory interest on refunded IEEPA tariffs and increased interest income earned on larger cash balances.
Net interest income during the twenty-six weeks ended June 25, 2026 was $1.1 million compared to net interest expense of $2.6 million during the corresponding prior year period. The change was primarily attributable to statutory interest on refunded IEEPA tariffs and increased interest income earned on larger cash balances.
Income Tax Expense
Income tax expense was $29.1 million during the thirteen weeks ended June 25, 2026 compared to $17.6 million during the thirteen weeks ended June 26, 2025. The effective tax rate was 23.3% for the thirteen weeks ended June 25, 2026 compared to 21.8% in the corresponding prior year period. The effective tax rate increase during the thirteen weeks ended June 25, 2026 was primarily due to a decrease in federal tax credits.
Income tax expense was $40.6 million during the twenty-six weeks ended June 25, 2026 compared to $31.4 million during the twenty-six weeks ended June 26, 2025. The effective tax rate was 23.1% for the twenty-six weeks ended June 25, 2026 compared to 21.9% in the corresponding prior year period. The effective tax rate increase during the twenty-six weeks ended June 25, 2026 was primarily due to a decrease in excess tax benefits related to stock-based compensation awards.
Non-GAAP Financial Measures
EBITDA and Adjusted EBITDA are key metrics used by management and our Board of Directors to assess our financial performance and enterprise value. We believe that EBITDA and Adjusted EBITDA are useful measures, as they eliminate certain items that are not indicative of our core operating performance and facilitate comparisons on a consistent basis from period to period. We also use Adjusted EBITDA as a basis to determine covenant compliance with respect to our 2026 ABL Facility and 2026 Term Loan Facility (together, the “2026 Credit Facilities”), to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, and to compare our performance against that of other peer companies using similar measures. EBITDA and Adjusted EBITDA are also frequently used by analysts, investors, and other interested parties as performance measures to evaluate companies in our industry.
EBITDA and Adjusted EBITDA are supplemental measures of financial performance that are not required by or presented in accordance with GAAP. We define EBITDA as net income before interest, loss on extinguishment of debt, taxes, and depreciation and amortization. We define Adjusted EBITDA as net income before interest, loss on extinguishment of debt, taxes, and depreciation and amortization adjusted to eliminate the impact of non-cash stock-based compensation expense and certain items that we do not consider indicative of our core operating performance. See below for a reconciliation of EBITDA and Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.
EBITDA and Adjusted EBITDA are non-GAAP measures of our financial performance and should not be considered as alternatives to net income as a measure of financial performance or any other performance measure derived in accordance with GAAP, and they should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of liquidity or free cash flow for management’s discretionary use. In addition, these non-GAAP measures exclude certain non-recurring and other charges. Each of these non-GAAP measures has its limitations as an analytical tool, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. In evaluating EBITDA and Adjusted EBITDA, you should be aware that in the future we may incur expenses or realize benefits that are the same as or similar to items eliminated in calculating EBITDA and Adjusted EBITDA, such as stock-based compensation expense, fair value adjustments related to contingent earn-out liabilities, tariff refunds, and other adjustments. Definitions and calculations of EBITDA and Adjusted EBITDA differ among companies in the retail industry, and therefore EBITDA and Adjusted EBITDA disclosed by us may not be comparable to the metrics disclosed by other companies.

For the periods presented, the following table reconciles EBITDA and Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
in thousands	June 25, 2026	June 26, 2025	June 25, 2026	June 26, 2025
Net income	$95,870	$63,178	$135,579	$112,056
Depreciation and amortization (1)	62,885	59,337	123,613	118,724
Interest (income) expense, net	(2,278)	1,076	(1,145)	2,624
Loss on extinguishment of debt (2)	1,328	—	1,328	—
Income tax expense	29,064	17,640	40,618	31,443
EBITDA	186,869	141,231	299,993	264,847
Stock-based compensation expense (3)	7,504	8,922	15,873	15,502
Tariff refunds (4)	(42,406)	—	(42,406)	—
Other (5)	—	—	—	(375)
Adjusted EBITDA	$151,967	$150,153	$273,460	$279,974
(1)Excludes amortization of deferred financing costs, which is included as part of interest (income) expense, net.
(2)Represents loss on debt extinguishment in connection with the June 2026 refinancing of our 2016 Term Loan Facility and 2016 ABL Facility.
(3)Represents non-cash charges related to stock-based compensation programs, which vary from period to period depending on the timing of awards and forfeitures.
(4)Represents IEEPA tariff refunds recognized in cost of sales and associated SG&A expenses. Statutory interest on tariff refunds is included within interest (income) expense, net in the table above.
(5)Other adjustments include amounts management does not consider indicative of our core operating performance. The amount for the twenty-six weeks ended June 26, 2025 relates to the change in the fair value of the contingent earn-out liability.
Liquidity and Capital Resources
Liquidity is provided primarily by cash flows from operations and our $800.0 million 2026 ABL Facility. Unrestricted liquidity as of June 25, 2026 was $942.4 million, consisting of $320.6 million in cash and cash equivalents and $621.8 million immediately available for borrowing under the 2026 ABL Facility without violating any covenants thereunder. Our liquidity is generally not seasonal.
Our primary cash needs are for merchandise inventories, payroll, store rent, and other operating expenses and capital expenditures associated with opening new stores and remodeling existing stores as well as information technology, e-commerce, store support center, and distribution center infrastructure. We also use cash for the payment of taxes and interest and, as applicable, share repurchases and acquisitions. We expect that cash generated from operations together with cash on hand, the availability of borrowings under our 2026 Credit Facilities, and if necessary, additional funding through other forms of external financing, will be sufficient to meet liquidity requirements, anticipated capital expenditures, discretionary share repurchases, and payments due under our 2026 Credit Facilities for the next twelve months and the foreseeable future.
Total capital expenditures in fiscal 2026 are planned to be between approximately $240 million to $275 million and are expected to be funded primarily by cash generated from operations. Our capital needs may change in the future due to changes in our business, new opportunities that we choose to pursue, or other factors. We currently expect the following for capital expenditures in fiscal 2026 (projected amounts are based on the gross costs that we expect to accrue for these investments on the Condensed Consolidated Balance Sheets in fiscal 2026, which may include amounts incurred but not yet settled in cash during the period):
•invest approximately $140 million to $165 million to open 20 warehouse-format stores, relocate stores, and begin construction on stores opening after fiscal 2026;
•invest approximately $60 million to $65 million in existing stores and new and existing distribution centers; and
•invest approximately $40 million to $45 million in information technology infrastructure, e-commerce, and other store support center initiatives.

On April 23, 2026, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $400.0 million of the Company’s common stock. Repurchases will be made at the Company’s discretion and will depend on a variety of factors, including business, economic, and market conditions. The share repurchase program has no expiration date and does not obligate the Company to repurchase any shares under the program. As of June 25, 2026, the Company had remaining authorization under the share repurchase program of $334.3 million. For additional information related to the Company’s share repurchase program, refer to Note 6, “Stockholders’ Equity” to our condensed consolidated financial statements included in this Quarterly Report.
Cash Flow Analysis
A summary of our operating, investing, and financing activities is shown in the following table:

	Twenty-six Weeks Ended
in thousands	June 25, 2026	June 26, 2025
Net cash provided by operating activities	$278,447	$155,276
Net cash used in investing activities	(136,673)	(160,827)
Net cash used in financing activities	(70,456)	(5,242)
Net increase (decrease) in cash and cash equivalents	$71,318	$(10,793)
Net Cash Provided by Operating Activities
Cash provided by operating activities consists primarily of (i) net income adjusted for non-cash items, including depreciation and amortization, stock-based compensation, and deferred income taxes and (ii) changes in working capital.
Net cash provided by operating activities during the twenty-six weeks ended June 25, 2026 and June 26, 2025 was $278.4 million and $155.3 million, respectively. The increase in net cash provided by operating activities was primarily driven by changes in inventory and trade accounts payable, partially offset by an increase in receivables, net.
Net Cash Used in Investing Activities
Investing activities typically consist primarily of capital expenditures for new store openings and existing store remodels, including leasehold improvements, racking, fixtures, vignettes, design centers, and new infrastructure and information systems.
Net cash used in investing activities during the twenty-six weeks ended June 25, 2026 and June 26, 2025 was $136.7 million and $160.8 million, respectively. The decrease in net cash used in investing activities was due to a decrease in capital expenditures primarily driven by changes in the type of new store construction and store size optimization.
Net Cash Used in Financing Activities
Financing activities consist primarily of borrowings and related repayments under our term loan and ABL facilities, payments for repurchase of common stock, tax payments related to the vesting or exercise of stock-based compensation awards, proceeds from the exercise of stock options and our employee stock purchase program, and payments of contingent earn-out consideration.
Net cash used in financing activities during the twenty-six weeks ended June 25, 2026 and June 26, 2025 was $70.5 million and $5.2 million, respectively. The increase in net cash used in financing activities was primarily driven by repurchases of common stock.
Our Credit Facilities
On June 24, 2026, the Company refinanced its senior secured term loan facility due February 14, 2027 with a new $200.0 million senior secured term loan facility due June 24, 2033. On June 24, 2026, the Company also refinanced its senior secured ABL facility maturing on August 4, 2027 with a new senior secured ABL facility maturing on June 24, 2031 in the same aggregate principal amount of $800.0 million. In connection with these refinancing transactions, the Company recognized a $1.3 million loss on extinguishment of debt during the thirteen weeks ended June 25, 2026. For additional information regarding the refinancing of the 2016 Term Loan Facility and 2016 ABL Facility, please refer to Note 3, “Debt” to our condensed consolidated financial statements included in this Quarterly Report.

As of June 25, 2026, total 2026 Term Loan Facility debt outstanding was $200.0 million, and no amounts were outstanding under our 2026 ABL Facility. For additional information regarding our 2026 Term Loan Facility and 2026 ABL Facility, including applicable covenants and other details, please refer to Note 3, “Debt” to our condensed consolidated financial statements included in this Quarterly Report.
Credit Ratings
Our credit ratings are periodically reviewed by rating agencies. As of June 25, 2026, our Standard & Poor’s issuer credit rating of BB with a stable outlook and Moody’s issuer credit rating of Ba3 with a stable outlook remain unchanged from December 25, 2025. These ratings and our current credit condition affect, among other things, our ability to access new capital. Negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be lowered or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, financial condition, results of operations, and liquidity. In particular, a weakening of our financial condition, including an increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, result in a credit rating downgrade or change in outlook, or otherwise increase our cost of borrowing.
U.S. Tariffs and Global Economy
The current geopolitical environment, particularly related to existing and potential changes in global trade and tariffs, has created uncertainty surrounding the future state of the global economy and related impacts to our supply chain. In 2025, the U.S. government imposed significant additional tariffs on products from most countries where we source products. On February 20, 2026, the U.S. Supreme Court invalidated tariffs imposed under the authority of IEEPA. On March 4, 2026, the U.S. Court of International Trade ordered CBP to begin refunding all tariffs imposed under IEEPA. On April 20, 2026, CBP launched a formal process for submitting IEEPA refund claims, through which the Company filed its refund claims. As of June 25, 2026, the Company had received approximately $7 million in tariff refund payments. Subsequent to June 25, 2026, the Company has received substantially all expected IEEPA tariff refunds. For additional information regarding these tariff refunds, please refer to Note 5, “Commitments and Contingencies” to our condensed consolidated financial statements included in this Quarterly Report.
As a result of the Supreme Court IEEPA ruling, the U.S. government has implemented and continues working to implement new tariffs using other authorities to maintain continuity in its tariff policy. While the elimination of IEEPA tariffs has had a favorable impact on gross margin, the imposition of additional tariffs may offset such benefits and could adversely affect our financial results. Furthermore, the impact of increased tariffs on the economy, as well as the broader geopolitical environment, including tensions in the Middle East, have and in the future may negatively impact consumer demand for our products, which may also have an adverse impact on sales.
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

Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our 2026 Credit Facilities, which have variable interest rates. Based on the $200.0 million total outstanding principal balance of our 2026 Credit Facilities as of June 25, 2026, a 1.0% increase in the effective interest rate of this debt would cause an increase in interest expense of approximately $2.0 million over the next twelve months. For additional information related to the Company’s 2026 Credit Facilities, refer to Note 3, “Debt” to our condensed consolidated financial statements included in this Quarterly Report.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized, and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 25, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
The Company is in the process of a multi-year implementation of portions of our enterprise resource planning (ERP) system. The Company has modified and will continue to modify the design and implementation of certain internal control processes as certain cloud-based systems go-live.
Except as described above, there were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the fiscal quarter ended June 25, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
See the information under the “Litigation” and “Tariffs” captions in Note 5, “Commitments and Contingencies” to our condensed consolidated financial statements included in this Quarterly Report, which we incorporate herein by reference.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors described in Part I, Item 1A, “Risk Factors” in our Annual Report, which could materially affect our business, financial condition, and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On April 23, 2026, our Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $400.0 million of our Company’s common stock. The share repurchase program has no expiration date and does not obligate the Company to repurchase any shares under the program. The following table presents the number and average price of the Company’s common shares repurchased in each fiscal month of the second quarter of fiscal 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (in thousands) (1)
March 27, 2026 - April 23, 2026	—	$—	—	$400,000
April 24, 2026 - May 21, 2026	472,397	$46.86	472,397	$377,864
May 22, 2026 - June 25, 2026	858,578	$50.74	858,578	$334,300
Total	1,330,975	$49.36	1,330,975	$334,300
(1)Amounts exclude applicable excise tax.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 25, 2026, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Incorporated by Reference
Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Floor & Decor Holdings, Inc.	8-K	001-38070	3.1	5/12/2025
3.2	Fourth Amended and Restated Bylaws of Floor & Decor Holdings, Inc.	8-K	001-38070	3.2	5/12/2025
10.1
Floor & Decor Holdings, Inc. Amended and Restated 2017 Stock Incentive Plan (amending and restating the 2017 Stock Incentive Plan previously filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2025)#*

10.2	Credit Agreement, dated as of June 24, 2026, by and among Floor and Decor Outlets of America, Inc., the other loan parties party thereto, the lenders party thereto, and Goldman Sachs Bank USA, as administrative agent and collateral agent (Term Loan Credit Agreement)	8-K	001-38070	10.1	6/25/2026
10.3	Credit Agreement, dated as of June 24, 2026, by and among Floor and Decor Outlets of America, Inc., the other loan parties party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (ABL Credit Agreement)	8-K	001-38070	10.2	6/25/2026
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*

#	Denotes a management contract or compensatory plan or arrangement.
*	Filed herewith.
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

FLOOR & DECOR HOLDINGS, INC.

Dated: July 30, 2026	By:	/s/ Bradley S. Paulsen
Bradley S. Paulsen
Chief Executive Officer
(Principal Executive Officer)

Dated: July 30, 2026	By:	/s/ Bryan H. Langley
Bryan H. Langley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)