Form 10-Q
period 2026-09-24
Floor & Decor Holdings, Inc.
filed 2026-10-29
CIK 1507079

74

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2026
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2026
Class A common stock, $0.001 par value per share	104,234,211

Forward-Looking Statements
The discussion in this Form 10-Q for the quarterly period ended September 24, 2026 (the “Quarterly Report”), including under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I and Item 1A, “Risk Factors” of Part II, contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical fact contained in this Quarterly Report, including statements regarding our future operating results and financial position, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “seeks,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “budget,” “potential,” or “continue” or the negative of these terms or other similar expressions.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

in thousands, except for share and per share data	September 24, 2026	December 25, 2025
Assets
Current assets:
Cash and cash equivalents	$392,484	$249,296
Income taxes receivable	15,849	7,270
Receivables, net	123,668	94,068
Inventories, net	1,173,083	1,133,083
Prepaid expenses and other current assets	52,563	44,214
Total current assets	1,757,647	1,527,931
Fixed assets, net	1,864,288	1,856,127
Right-of-use assets	1,614,826	1,617,772
Intangible assets, net	143,835	146,536
Goodwill	257,940	257,940
Deferred income tax assets, net	25,372	19,298
Other assets	52,309	43,754
Total long-term assets	3,958,570	3,941,427
Total assets	$5,716,217	$5,469,358
Liabilities and stockholders’ equity
Current liabilities:
Current portion of term loan	$2,000	$2,629
Current portion of lease liabilities	168,649	155,661
Trade accounts payable	790,712	683,675
Accrued expenses and other current liabilities	360,185	298,740
Deferred revenue	14,164	10,685
Total current liabilities	1,335,710	1,151,390
Term loan	193,533	193,589
Lease liabilities	1,629,962	1,639,598
Deferred income tax liabilities, net	42,537	49,479
Other liabilities	29,493	26,466
Total long-term liabilities	1,895,525	1,909,132
Total liabilities	3,231,235	3,060,522
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at September 24, 2026 and December 25, 2025	—	—
Common stock Class A, $0.001 par value; 450,000,000 shares authorized; 105,433,704 shares issued and outstanding at September 24, 2026 and 107,774,329 shares issued and outstanding at December 25, 2025	105	108
Additional paid-in capital	611,745	577,786
Accumulated other comprehensive income, net	—	22
Retained earnings	1,873,132	1,830,920
Total stockholders’ equity	2,484,982	2,408,836
Total liabilities and stockholders’ equity	$5,716,217	$5,469,358
See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
in thousands, except for per share data	September 24, 2026	September 25, 2025	September 24, 2026	September 25, 2025
Net sales	$1,214,561	$1,179,527	$3,617,109	$3,554,417
Cost of sales	683,238	667,571	1,975,216	2,001,605
Gross profit	531,323	511,956	1,641,893	1,552,812
Selling, general and administrative expenses	453,342	439,939	1,387,532	1,334,672
Operating income	77,981	72,017	254,361	218,140
Interest (income) expense, net	(382)	591	(1,527)	3,215
Loss on extinguishment of debt	—	—	1,328	—
Income before income taxes	78,363	71,426	254,560	214,925
Income tax expense	13,540	14,166	54,158	45,609
Net income	$64,823	$57,260	$200,402	$169,316
Change in fair value of hedge instruments, net of tax	—	24	(22)	35
Total comprehensive income	$64,823	$57,284	$200,380	$169,351
Basic earnings per share	$0.61	$0.53	$1.87	$1.57
Diluted earnings per share	$0.61	$0.53	$1.86	$1.56
See accompanying notes to condensed consolidated financial statements.

Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Common Stock Class A
in thousands	Shares	Amount
Balance, December 26, 2025	107,774	$108	$577,786	$22	$1,830,920	$2,408,836
Stock-based compensation expense	—	—	8,369	—	—	8,369
Exercise of stock options	100	—	2,534	—	—	2,534
Issuance of common stock upon vesting of restricted stock units	248	—	—	—	—	—
Shares issued under employee stock purchase plan	53	—	2,882	—	—	2,882
Common stock redeemed for tax liability	(81)	—	(5,618)	—	—	(5,618)
Other comprehensive gain, net of tax	—	—	—	25	—	25
Net income	—	—	—	—	39,709	39,709
Balance, March 26, 2026	108,094	$108	$585,953	$47	$1,870,629	$2,456,737
Stock-based compensation expense	—	—	7,504	—	—	7,504
Exercise of stock options	113	—	2,107	—	—	2,107
Issuance of common stock upon vesting of restricted stock units	14	—	—	—	—	—
Common stock redeemed for tax liability	(4)	—	(218)	—	—	(218)
Repurchase of common stock	(1,331)	(1)	—	—	(66,078)	(66,079)
Other comprehensive loss, net of tax	—	—	—	(47)	—	(47)
Net income	—	—	—	—	95,870	95,870
Balance, June 25, 2026	106,886	$107	$595,346	$—	$1,900,421	$2,495,874
Stock-based compensation expense	—	—	8,684	—	—	8,684
Exercise of stock options	262	—	5,566	—	—	5,566
Issuance of common stock upon vesting of restricted stock units	10	—	—	—	—	—
Shares issued under employee stock purchase plan	43	—	2,335	—	—	2,335
Common stock redeemed for tax liability	(2)	—	(186)	—	—	(186)
Repurchase of common stock	(1,765)	(2)	—	—	(92,112)	(92,114)
Net income	—	—	—	—	64,823	64,823
Balance, September 24, 2026	105,434	$105	$611,745	$—	$1,873,132	$2,484,982
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

Floor & Decor Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Thirty-nine Weeks Ended
in thousands	September 24, 2026	September 25, 2025
Operating activities
Net income	$200,402	$169,316
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	187,200	180,492
Stock-based compensation expense	24,557	22,372
Deferred income taxes	(13,066)	(23,937)
Loss on extinguishment of debt	1,328	—
Changes in operating assets and liabilities:
Receivables, net	(29,600)	(4,223)
Inventories, net	(40,000)	(31,562)
Trade accounts payable	115,864	(73,765)
Accrued expenses and other current liabilities	15,545	22,533
Income taxes	30,044	9,431
Deferred revenue	3,479	(178)
Other, net	(10,445)	(12,711)
Net cash provided by operating activities	485,308	257,768
Investing activities
Purchases of fixed assets	(187,918)	(238,839)
Net cash used in investing activities	(187,918)	(238,839)
Financing activities
Proceeds from term loan	200,000	—
Payments on term loan	(198,190)	(1,577)
Payments of debt issuance costs	(7,571)	—
Payments of contingent earn-out liabilities	(750)	(806)
Proceeds from exercise of stock options	10,207	3,061
Proceeds from employee stock purchase plan	5,217	5,970
Tax payments for stock-based compensation awards	(6,022)	(8,762)
Payments for repurchase of common stock	(157,093)	—
Net cash used in financing activities	(154,202)	(2,114)
Net increase in cash and cash equivalents	143,188	16,815
Cash and cash equivalents, beginning of the period	249,296	187,669
Cash and cash equivalents, end of the period	$392,484	$204,484
Supplemental disclosures of cash flow information
Buildings and equipment acquired under operating leases	$118,728	$399,656
Cash paid for interest, net of capitalized interest	$9,083	$7,084
Cash paid for income taxes, net of refunds	$35,676	$59,846
Fixed assets accrued at the end of the period	$45,965	$64,846
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
As of September 24, 2026, the Company, through its wholly owned subsidiary, Floor and Decor Outlets of America, Inc. (“Outlets”), operates 282 warehouse-format stores, which average 75,000 square feet, and five small-format standalone design studios in 39 states, as well as five distribution centers, a website, FloorandDecor.com, and a commercial surfaces business through its subsidiary, Spartan Surfaces, LLC (“Spartan”). Substantially all of the Company’s operating assets and liabilities are held by Outlets.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. The Condensed Consolidated Balance Sheet as of December 25, 2025 has been derived from the audited Consolidated Balance Sheet for the fiscal year then ended. The interim condensed consolidated financial statements should be read together with the audited consolidated financial statements and related footnote disclosures included in the Company’s Annual Report on Form 10-K for fiscal 2025, filed with the SEC on February 19, 2026 (the “Annual Report”). Certain prior period amounts have been reclassified to conform with the current period presentation. Management believes the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments considered necessary for a fair statement of results for the interim periods presented. Results of operations for the thirteen and thirty-nine weeks ended September 24, 2026 are not necessarily indicative of the results to be expected for the full year.
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
Recently Adopted Accounting Pronouncements
The Company did not adopt any new accounting pronouncements during the thirty-nine weeks ended September 24, 2026 that had a material impact on the Company’s financial position, results of operations, or cash flows.
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
Contract liabilities within the Condensed Consolidated Balance Sheets primarily consisted of deferred revenue as well as amounts in accrued expenses and other current liabilities related to our Pro Premier Rewards loyalty program and unredeemed gift cards. As of September 24, 2026, contract liabilities totaled $84.5 million and included $59.9 million of loyalty program liabilities, $14.2 million of deferred revenue, and $10.4 million of unredeemed gift cards. As of December 25, 2025, contract liabilities totaled $77.9 million and included $57.9 million of loyalty program liabilities, $10.7 million of deferred revenue, and $9.3 million of unredeemed gift cards. Of the contract liabilities outstanding as of December 25, 2025, approximately $16.6 million was recognized in revenue during the thirty-nine weeks ended September 24, 2026.
Disaggregated Revenue
The Company has one reportable segment. The following tables present the net sales of each major product category:

	Thirteen Weeks Ended
	September 24, 2026		September 25, 2025
dollars in thousands	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Tile	$282,596	23%	$269,646	23%
Laminate and vinyl	279,179	23	287,689	25
Installation materials and tools	266,151	22	242,005	21
Decorative accessories and wall tile	195,465	16	192,278	16
Wood	93,491	8	83,785	7
Natural stone	51,807	4	51,111	4
Adjacent categories	25,430	2	28,551	2
Other (1)	20,442	2	24,462	2
Total	$1,214,561	100%	$1,179,527	100%

	Thirty-nine Weeks Ended
	September 24, 2026		September 25, 2025
dollars in thousands	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Tile	$851,119	24%	$808,392	23%
Laminate and vinyl	826,284	23	878,773	25
Installation materials and tools	781,778	22	718,931	20
Decorative accessories and wall tile	600,807	17	588,753	17
Wood	269,794	7	252,207	7
Natural stone	155,802	4	155,140	4
Adjacent categories	78,566	2	89,101	2
Other (1)	52,959	1	63,120	2
Total	$3,617,109	100%	$3,554,417	100%
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
In connection with the refinancing of the 2016 Term Loan Facility, the Company recognized a $1.1 million loss on extinguishment of debt during the thirty-nine weeks ended September 24, 2026. The Company incurred $4.6 million of debt issuance costs and original issue discounts related to the 2026 Term Loan Facility.
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
In connection with the refinancing of the 2016 ABL Facility, the Company recognized a $0.2 million loss on extinguishment of debt during the thirty-nine weeks ended September 24, 2026. The Company incurred $2.9 million of deferred financing costs related to the 2026 ABL Facility.
The following table summarizes the Company’s long-term debt as of September 24, 2026 and December 25, 2025:

dollars in thousands	Interest Rate Per Annum at September 24, 2026		September 24, 2026	December 25, 2025
Credit Facilities:
2026 Term Loan Facility	5.90%	Variable	$200,000	$—
2016 Term Loan Facility			—	198,190
2026 ABL Facility	5.02%	Variable	—	—
2016 ABL Facility			—	—
Total outstanding borrowings			200,000	198,190
Less: unamortized discount and debt issuance costs			4,467	1,972
Total long-term debt			195,533	196,218
Less: current portion of long-term debt			2,000	2,629
Total long-term debt, less current portion			$193,533	$193,589
The following table summarizes scheduled maturities of the Company’s debt as of September 24, 2026:

in thousands	Amount
Fourteen weeks ending December 31, 2026	$1,000
2027	1,500
2028	2,000
2029	2,000
2030	2,000
Thereafter	191,500
Total minimum debt payments	$200,000

Components of interest (income) expense, net are as follows for the periods presented:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
in thousands	September 24, 2026	September 25, 2025	September 24, 2026	September 25, 2025
Interest expense	$3,882	$4,311	$11,788	$12,862
Less:
Interest income (1)	3,594	1,952	11,318	5,488
Capitalized interest	670	1,768	1,997	4,159
Interest (income) expense, net	$(382)	$591	$(1,527)	$3,215
(1)For the thirteen weeks ended September 24, 2026 and the thirteen and thirty-nine weeks ended September 25, 2025, the amount includes interest income related to the Company’s cash on hand. For the thirty-nine weeks ended September 24, 2026, the amount includes interest income related to the Company’s cash on hand and statutory interest on International Emergency Economic Powers Act (“IEEPA”) tariff refunds.
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
As of September 24, 2026, net availability under the 2026 ABL Facility was $641.3 million as reduced by letters of credit of $39.5 million.

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
Fair Value of Debt
Market risk associated with the Company’s debt relates to the potential change in fair value and negative impact to future earnings, respectively, from a change in interest rates. The aggregate fair value of debt is based primarily on the Company’s estimates of interest rates, maturities, credit risk, and underlying collateral. The estimated fair value and classification within the fair value hierarchy of the 2026 Term Loan Facility and 2016 Term Loan Facility was as follows as of September 24, 2026 and December 25, 2025, respectively:

in thousands	Fair Value Hierarchy Classification	September 24, 2026	December 25, 2025
2026 Term Loan Facility	Level 3	$200,250	$—
2016 Term Loan Facility	Level 3	$—	$197,943
The 2026 Term Loan Facility and 2016 Term Loan Facility fair values are classified as Level 3 within the fair value hierarchy due to the use of unobservable inputs significant to the valuation, including indicative pricing from counterparties and discounted cash flow methods. No amounts were outstanding under the 2026 ABL Facility and 2016 ABL Facility as of September 24, 2026 and December 25, 2025, respectively.
4. Income Taxes
Effective tax rates for the thirteen and thirty-nine weeks ended September 24, 2026 and September 25, 2025 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within each period. The Company’s effective income tax rate was 17.3% and 19.8% for the thirteen weeks ended September 24, 2026 and September 25, 2025, respectively, and 21.3% and 21.2% for the thirty-nine weeks ended September 24, 2026 and September 25, 2025, respectively. The effective tax rate decrease during the thirteen weeks ended September 24, 2026 was primarily due to an increase in tax credits.
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

When readily determinable, the rate implicit in the lease is used to discount lease payments to present value; however, substantially all of the Company’s leases do not provide a readily determinable implicit rate. If the rate implicit in the lease is not readily determinable, the Company uses a third party to assist in the determination of a secured incremental borrowing rate, determined on a collateralized basis, to discount lease payments based on information available at lease commencement. The secured incremental borrowing rate is estimated based on yields obtained from Bloomberg for U.S. consumers with a BB credit rating and is adjusted for collateralization as well as inflation. As of September 24, 2026 and September 25, 2025, the Company’s weighted average discount rate was 6.1% and 6.0%, respectively. As of both September 24, 2026 and September 25, 2025, the weighted average remaining lease term of the Company’s leases was approximately 12 years.
Lease Costs
The table below presents components of lease expense for operating leases within the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income:

		Thirteen Weeks Ended		Thirty-nine Weeks Ended
in thousands	Classification	September 24, 2026	September 25, 2025	September 24, 2026	September 25, 2025
Fixed operating lease cost:	Selling, general and administrative expenses	$55,145	$51,664	$163,018	$151,784
	Cost of sales	13,610	13,124	40,958	35,414
Total fixed operating lease cost		68,755	64,788	203,976	187,198
Variable lease cost (1):	Selling, general and administrative expenses	18,866	19,973	61,644	63,482
	Cost of sales	1,955	1,986	5,503	5,713
Total variable lease cost		20,821	21,959	67,147	69,195
Total operating lease cost (2)		$89,576	$86,747	$271,123	$256,393
(1)Includes variable costs for common area maintenance, property taxes, and insurance on leased real estate.
(2)Excludes short-term lease costs, which were immaterial for the thirteen and thirty-nine weeks ended September 24, 2026 and September 25, 2025.
Undiscounted Cash Flows
Future minimum lease payments under non-cancelable operating leases as of September 24, 2026 were as follows:

in thousands	Amount
Fourteen weeks ending December 31, 2026	$65,196
2027	274,225
2028	255,770
2029	241,707
2030	220,918
Thereafter	1,530,246
Total minimum lease payments (1) (2)	2,588,062
Less: amount of lease payments representing interest	789,451
Present value of future minimum lease payments	1,798,611
Less: current obligations under leases	168,649
Long-term lease obligations	$1,629,962
(1)Future lease payments exclude approximately $44.8 million of legally binding minimum lease payments for operating leases signed but not yet commenced.
(2)Operating lease payments include $288.7 million related to options to extend lease terms that are reasonably certain of being exercised.
For the thirty-nine weeks ended September 24, 2026 and September 25, 2025, cash paid for amounts included in the measurement of operating lease liabilities was $200.1 million and $184.8 million, respectively.

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
Tariffs
On February 20, 2026, the U.S. Supreme Court invalidated tariffs imposed under IEEPA. On March 4, 2026, the U.S. Court of International Trade ordered U.S. Customs and Border Protection (“CBP”) to begin refunding all tariffs imposed under IEEPA. On April 20, 2026, CBP launched a formal process for submitting IEEPA refund claims, through which the Company filed its refund claims. As of September 24, 2026, the Company had received substantially all $87 million of previously paid IEEPA tariffs. During the thirty-nine weeks ended September 24, 2026, the Company recognized a one-time benefit of approximately $56 million of the refund through cost of sales. The remaining amount was recognized as a reduction to inventories, net, related to previously capitalized IEEPA tariffs and will be recognized through cost of sales as the related inventory is sold. Statutory interest associated with refunded IEEPA tariffs was recognized in interest (income) expense, net during the thirty-nine weeks ended September 24, 2026.
6. Stockholders’ Equity
In accordance with ASC 718, Compensation – Stock Compensation, the Company measures compensation cost for all stock-based awards at fair value on the date of grant and recognizes compensation expense, net of forfeitures, using the straight-line method over the requisite service period of awards expected to vest, which for each of the awards is the service vesting period. Stock-based compensation expense within the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income for the thirty-nine weeks ended September 24, 2026 and September 25, 2025 was $24.6 million and $22.4 million, respectively.
Stock Options
The table below summarizes stock option activity for the thirty-nine weeks ended September 24, 2026:

	Stock Options
	Shares	Weighted Average Exercise Price
Outstanding at December 26, 2025	988,971	$32.03
Exercised	(475,352)	$21.47
Forfeited or expired	(12,932)	$78.52
Outstanding at September 24, 2026	500,687	$40.83
Vested and exercisable at September 24, 2026	500,687	$40.83
Restricted Stock Units
The Company periodically grants restricted stock units (“RSUs”), each of which represents an unfunded, unsecured right to receive a share of the Company’s Class A common stock upon vesting. During the thirty-nine weeks ended September 24, 2026, the Company granted RSUs to certain employees, executive officers, and non-employee directors comprised of service-based RSUs and performance-based RSUs. Service-based RSUs vest based on the grantee’s continued service through the vesting date. The performance-based RSUs cliff vest based on (i) the Company’s achievement of predetermined financial metrics at the end of a three-year performance period and (ii) the grantee’s continued service through the vesting date. Depending on the extent to which the relevant performance goals are achieved, the number of common shares earned upon vesting may range from 0% to 200% of the award granted. The Company assesses the probability of achieving all performance goals on a quarterly basis. The service period for RSUs granted during the period varies by grantee and is one year from the grant date for non-employee directors and two to four years from the grant date for employees and executive officers. The grant-date fair value of service-based RSUs and performance-based RSUs is based on the closing market price of the Company’s Class A common stock on the date of grant.

The following table summarizes RSU activity during the thirty-nine weeks ended September 24, 2026:

	Restricted Stock Units
	Service-based		Performance-based		Total shareholder return
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at December 26, 2025	561,965	$98.20	266,308	$94.72	37,835	$104.67
Granted	583,494	$64.37	130,067	$68.34	—	$—
Vested	(271,863)	$98.12	—	$—	—	$—
Forfeited	(79,104)	$81.87	(145,657)	$90.15	(37,835)	$104.67
Unvested at September 24, 2026	794,492	$75.04	250,718	$83.69	—	$—
Share Repurchase Program
On April 23, 2026, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $400.0 million of the Company’s common stock. The share repurchase program has no expiration date and does not obligate the Company to repurchase any shares under the program. As of September 24, 2026, the Company had remaining authorization under the share repurchase program of $242.9 million.
The following table summarizes the Company’s share repurchase activity for the periods presented:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 24, 2026	September 25, 2025	September 24, 2026	September 25, 2025
Total number of shares repurchased	1,764,759	—	3,095,734	—
Average price paid per share (1)	$51.79	$—	$50.75	$—
Total cost of shares repurchased (in thousands) (1)	$91,393	$—	$157,093	$—
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
The following table shows the computation of basic and diluted earnings per share for the periods presented:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
in thousands, except for per share data	September 24, 2026	September 25, 2025	September 24, 2026	September 25, 2025
Net income	$64,823	$57,260	$200,402	$169,316
Basic weighted average shares outstanding	106,425	107,714	107,375	107,597
Dilutive effect of share-based awards	273	754	403	815
Diluted weighted average shares outstanding	106,698	108,468	107,778	108,412
Basic earnings per share	$0.61	$0.53	$1.87	$1.57
Diluted earnings per share	$0.61	$0.53	$1.86	$1.56

The following potentially dilutive securities were excluded from the computation of diluted earnings per share as a result of their anti-dilutive effect:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
in thousands	September 24, 2026	September 25, 2025	September 24, 2026	September 25, 2025
Stock options	137	37	137	37
Restricted stock units	682	406	681	410
8. Fair Value Measurements
As of September 24, 2026 and December 25, 2025, the Company had certain financial assets and liabilities on its Condensed Consolidated Balance Sheets that were required to be measured at fair value on a recurring or non-recurring basis. The estimated fair values of financial assets and liabilities such as cash and cash equivalents, receivables, prepaid expenses and other current assets, other assets, accounts payable, and accrued expenses and other current liabilities approximate their respective carrying values as reported within the Condensed Consolidated Balance Sheets. See Note 3, “Debt” for discussion of the fair value of the Company’s debt.
Contingent Earn-out Liability
As of December 25, 2025, the Company’s remaining contingent earn-out liability was $0.8 million, which was paid during the thirty-nine weeks ended September 24, 2026.
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
9. Supply Chain Finance
The Company facilitates supply chain finance programs through financial intermediaries, which provide certain suppliers the option to be paid by the financial intermediaries earlier than the due date on the applicable invoice. When a supplier utilizes one of the supply chain finance programs and receives an early payment from a financial intermediary, the supplier takes a discount on the invoice. The Company then pays the financial intermediary the full amount of the invoice on the original due date. The Company does not reimburse suppliers for any costs they incur for participation in the program. Supplier participation is voluntary, and there are no assets pledged as security or other forms of guarantees provided for the committed payment to the financial intermediaries. As a result, all amounts owed to the financial intermediaries are presented as trade accounts payable in the Condensed Consolidated Balance Sheets. Amounts due to the financial intermediaries reflected in trade accounts payable at September 24, 2026 and December 25, 2025 were $169.1 million and $133.2 million, respectively.
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

The following tables show the Company’s segment information for the periods presented:

	Thirteen Weeks Ended
	September 24, 2026			September 25, 2025
in thousands	Retail	Other (1)	Consolidated	Retail	Other (1)	Consolidated
Net sales	$1,150,209	$64,352	$1,214,561	$1,118,570	$60,957	$1,179,527
Less:
Cost of sales	638,753			625,690
Personnel expense (2)	193,739			189,176
Property cost (3)	147,208			142,795
Other segment items (4)	95,812			92,159
Operating income (5)	74,697	3,284	77,981	68,750	3,267	72,017
Interest (income) expense, net			(382)			591
Income before income taxes			$78,363			$71,426

	Thirty-nine Weeks Ended
	September 24, 2026			September 25, 2025
in thousands	Retail	Other (1)	Consolidated	Retail	Other (1)	Consolidated
Net sales	$3,438,442	$178,667	$3,617,109	$3,375,600	$178,817	$3,554,417
Less:
Cost of sales	1,850,747			1,880,198
Personnel expense (2)	606,790			577,708
Property cost (3)	439,858			425,729
Other segment items (4)	291,058			284,236
Operating income (5)	249,989	4,372	254,361	207,729	10,411	218,140
Interest (income) expense, net			(1,527)			3,215
Loss on extinguishment of debt			1,328			—
Income before income taxes			$254,560			$214,925
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
(5)Includes depreciation and amortization expense of $61.1 million and $58.5 million for the thirteen weeks ended September 24, 2026 and September 25, 2025, respectively, and $182.1 million and $174.8 million for the thirty-nine weeks ended September 24, 2026 and September 25, 2025, respectively, in our Retail segment.

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
Overview
Founded in 2000, Floor & Decor is a high-growth, differentiated, multi-channel specialty retailer of hard surface flooring and related accessories and seller of commercial surfaces with 282 warehouse-format stores and five small-format standalone design studios across 39 states as of September 24, 2026. We believe our unique approach to selling hard surface flooring and our consistent and disciplined culture of innovation and reinvestment create a differentiated business model in the hard surface flooring category. We believe that we offer the broadest in-stock assortment of laminate and vinyl, tile, wood, and natural stone flooring and installation materials and decorative accessories, as well as adjacent categories, at everyday low prices. This positions us as the one-stop destination for our customers’ entire hard surface flooring needs. We appeal to a variety of customers, including Pros and homeowners, which are comprised of DIY and BIY customers.
During the thirty-nine weeks ended September 24, 2026, we opened 12 new warehouse-format stores, ending the quarter with 282 warehouse-format stores and five design studios.
We operate on a 52- or 53-week fiscal year ending the Thursday on or preceding December 31. The following discussion contains references to the thirteen and thirty-nine weeks ended September 24, 2026 and September 25, 2025, respectively.
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

The following tables summarize key components of our results of operations for the periods indicated:

	Thirteen Weeks Ended
	September 24, 2026		September 25, 2025		Increase (Decrease)
dollars in thousands	Amount	% of Net Sales	Amount	% of Net Sales	$	%
Net sales	$1,214,561	100.0%	$1,179,527	100.0%	$35,034	3.0%
Cost of sales	683,238	56.3	667,571	56.6	15,667	2.3%
Gross profit	531,323	43.7	511,956	43.4	19,367	3.8%
Selling, general and administrative expenses	453,342	37.3	439,939	37.3	13,403	3.0%
Operating income	77,981	6.4	72,017	6.1	5,964	8.3%
Interest (income) expense, net	(382)	—	591	—	(973)	NM
Income before income taxes	78,363	6.4	71,426	6.1	6,937	9.7%
Income tax expense	13,540	1.1	14,166	1.2	(626)	(4.4)%
Net income	$64,823	5.3%	$57,260	4.9%	$7,563	13.2%

	Thirty-nine Weeks Ended
	September 24, 2026		September 25, 2025		Increase (Decrease)
dollars in thousands	Amount	% of Net Sales	Amount	% of Net Sales	$	%
Net sales	$3,617,109	100.0%	$3,554,417	100.0%	$62,692	1.8%
Cost of sales	1,975,216	54.6	2,001,605	56.3	(26,389)	(1.3)%
Gross profit	1,641,893	45.4	1,552,812	43.7	89,081	5.7%
Selling, general and administrative expenses	1,387,532	38.4	1,334,672	37.6	52,860	4.0%
Operating income	254,361	7.0	218,140	6.1	36,221	16.6%
Interest (income) expense, net	(1,527)	—	3,215	0.1	(4,742)	NM
Loss on extinguishment of debt	1,328	—	—	—	1,328	NM
Income before income taxes	254,560	7.0	214,925	6.0	39,635	18.4%
Income tax expense	54,158	1.5	45,609	1.2	8,549	18.7%
Net income	$200,402	5.5%	$169,316	4.8%	$31,086	18.4%
NM – Not meaningful

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 24, 2026	September 25, 2025	September 24, 2026	September 25, 2025
Comparable store sales	(1.4)%	(1.2)%	(2.4)%	(0.8)%
Comparable average ticket	1.6%	1.8%	1.4%	2.6%
Comparable transactions	(2.9)%	(3.0)%	(3.7)%	(3.3)%
Number of warehouse-format stores	282	262	282	262
Adjusted EBITDA (in thousands) (1)	$149,067	$138,764	$422,527	$418,738
Adjusted EBITDA (% of net sales) (1)	12.3%	11.8%	11.7%	11.8%
(1)Refer to “Non-GAAP Financial Measures” further below for a reconciliation of Adjusted EBITDA to net income.

Net Sales
Net sales during the thirteen weeks ended September 24, 2026 increased $35.0 million, or 3.0%, compared to the corresponding prior year period primarily due to sales from the 20 new warehouse-format stores that we opened since September 25, 2025, partially offset by a decrease in comparable store sales of 1.4%. The comparable store sales decline during the period of 1.4%, or $15.2 million, was due to a 2.9% decrease in comparable transactions, partially offset by a 1.6% increase in comparable average ticket. Non-comparable sales increased $50.2 million from the corresponding prior year period primarily driven by new stores.
Net sales during the thirty-nine weeks ended September 24, 2026 increased $62.7 million, or 1.8%, compared to the corresponding prior year period primarily due to sales from the 20 new warehouse-format stores that we opened since September 25, 2025, partially offset by a decrease in comparable store sales of 2.4%. The comparable store sales decline during the period of 2.4%, or $80.4 million, was due to a 3.7% decrease in comparable transactions, partially offset by a 1.4% increase in comparable average ticket. Non-comparable sales increased $143.1 million from the corresponding prior year period primarily driven by new stores.
We believe the decreases in comparable transactions during the thirteen and thirty-nine weeks ended September 24, 2026 were largely driven by the continued impact of low existing home sales and low consumer sentiment. The increases in comparable average ticket during the thirteen and thirty-nine weeks ended September 24, 2026 were primarily due to strategic price increases.
We estimate that retail sales during the thirteen and thirty-nine weeks ended September 24, 2026 were approximately 45% from homeowners and 55% from Pros compared to approximately 50% from homeowners and 50% from Pros during the thirteen and thirty-nine weeks ended September 25, 2025.
Gross Profit and Gross Margin
Gross profit during the thirteen weeks ended September 24, 2026 increased $19.4 million, or 3.8%, compared to the corresponding prior year period. The increase in gross profit was primarily driven by the 3.0% increase in net sales and an increase in gross margin to 43.7%, up approximately 30 basis points from 43.4% in the corresponding prior year period. The increase in gross margin was primarily driven by the recognition of IEEPA tariff refunds as the related inventory was sold, which offset higher supply chain costs.
Gross profit during the thirty-nine weeks ended September 24, 2026 increased $89.1 million, or 5.7%, compared to the corresponding prior year period. Gross margin increased to 45.4%, up approximately 170 basis points from 43.7% in the corresponding prior year period. The increase in gross profit and gross margin was primarily driven by a $56.2 million, or 160 basis points, one-time benefit from the recognition of IEEPA tariff refunds. The remaining increase in gross profit was primarily attributable to the 1.8% increase in net sales.
Selling, General and Administrative Expenses
SG&A expenses during the thirteen weeks ended September 24, 2026 increased $13.4 million, or 3.0%, compared to the corresponding prior year period. The increase in SG&A expenses was primarily driven by the 20 new stores that we opened since September 25, 2025, which increased compensation and occupancy costs. SG&A expenses for non-comparable stores increased $25.0 million and for comparable stores decreased $7.9 million. As a percentage of net sales, SG&A expenses were flat at 37.3% compared to the corresponding prior year period.
SG&A expenses during the thirty-nine weeks ended September 24, 2026 increased $52.9 million, or 4.0%, compared to the corresponding prior year period. The increase in SG&A expenses was primarily driven by the 20 new stores that we opened since September 25, 2025, which increased compensation and occupancy costs. SG&A expenses for non-comparable stores increased $73.1 million and for comparable stores decreased $30.6 million. As a percentage of net sales, SG&A expenses increased by approximately 80 basis points to 38.4% from 37.6% in the corresponding prior year period. This increase was primarily attributable to the addition of new stores and deleverage from a decrease in comparable store sales.
Interest (Income) Expense, Net
Net interest income during the thirteen weeks ended September 24, 2026 was $0.4 million compared to net interest expense of $0.6 million during the corresponding prior year period. The change was primarily attributable to increased interest income earned on larger cash balances, partially offset by a decrease in capitalized interest.

Net interest income during the thirty-nine weeks ended September 24, 2026 was $1.5 million compared to net interest expense of $3.2 million during the corresponding prior year period. The change was primarily attributable to increased interest income earned on larger cash balances and statutory interest on refunded IEEPA tariffs.
Income Tax Expense
Income tax expense was $13.5 million during the thirteen weeks ended September 24, 2026 compared to $14.2 million during the thirteen weeks ended September 25, 2025. The effective tax rate was 17.3% for the thirteen weeks ended September 24, 2026 compared to 19.8% in the corresponding prior year period. The effective tax rate decrease during the thirteen weeks ended September 24, 2026 was primarily due to an increase in tax credits.
Income tax expense was $54.2 million during the thirty-nine weeks ended September 24, 2026 compared to $45.6 million during the thirty-nine weeks ended September 25, 2025. The effective tax rate was 21.3% for the thirty-nine weeks ended September 24, 2026 compared to 21.2% in the corresponding prior year period.
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

For the periods presented, the following table reconciles EBITDA and Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
in thousands	September 24, 2026	September 25, 2025	September 24, 2026	September 25, 2025
Net income	$64,823	$57,260	$200,402	$169,316
Depreciation and amortization (1)	62,402	59,877	186,015	178,601
Interest (income) expense, net	(382)	591	(1,527)	3,215
Loss on extinguishment of debt (2)	—	—	1,328	—
Income tax expense	13,540	14,166	54,158	45,609
EBITDA	140,383	131,894	440,376	396,741
Stock-based compensation expense (3)	8,684	6,870	24,557	22,372
Tariff refunds (4)	—	—	(42,406)	—
Other (5)	—	—	—	(375)
Adjusted EBITDA	$149,067	$138,764	$422,527	$418,738
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
(4)Represents one-time IEEPA tariff refunds recognized in cost of sales and associated SG&A expenses. Statutory interest on tariff refunds is included within interest (income) expense, net in the table above.
(5)Other adjustments include amounts management does not consider indicative of our core operating performance. The amount for the thirty-nine weeks ended September 25, 2025 relates to the change in the fair value of the contingent earn-out liability.
Liquidity and Capital Resources
Liquidity is provided primarily by cash flows from operations and our $800.0 million 2026 ABL Facility. Unrestricted liquidity as of September 24, 2026 was $1,033.8 million, consisting of $392.5 million in cash and cash equivalents and $641.3 million immediately available for borrowing under the 2026 ABL Facility without violating any covenants thereunder. Our liquidity is generally not seasonal.
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
Total capital expenditures in fiscal 2026 are planned to be between approximately $235 million to $250 million and are expected to be funded primarily by cash generated from operations. Our capital needs may change in the future due to changes in our business, new opportunities that we choose to pursue, or other factors. We currently expect the following for capital expenditures in fiscal 2026 (projected amounts are based on the gross costs that we expect to accrue for these investments on the Condensed Consolidated Balance Sheets in fiscal 2026, which may include amounts incurred but not yet settled in cash during the period):
•invest approximately $135 million to $150 million to open 20 warehouse-format stores, relocate stores, and begin construction on stores opening after fiscal 2026;
•invest approximately $55 million in existing stores and new and existing distribution centers; and
•invest approximately $45 million in information technology infrastructure, e-commerce, and other store support center initiatives.

On April 23, 2026, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $400.0 million of the Company’s common stock. Repurchases will be made at the Company’s discretion and will depend on a variety of factors, including business, economic, and market conditions. The share repurchase program has no expiration date and does not obligate the Company to repurchase any shares under the program. As of September 24, 2026, the Company had remaining authorization under the share repurchase program of $242.9 million. For additional information related to the Company’s share repurchase program, refer to Note 6, “Stockholders’ Equity” to our condensed consolidated financial statements included in this Quarterly Report.
Cash Flow Analysis
A summary of our operating, investing, and financing activities is shown in the following table:

	Thirty-nine Weeks Ended
in thousands	September 24, 2026	September 25, 2025
Net cash provided by operating activities	$485,308	$257,768
Net cash used in investing activities	(187,918)	(238,839)
Net cash used in financing activities	(154,202)	(2,114)
Net increase in cash and cash equivalents	$143,188	$16,815
Net Cash Provided by Operating Activities
Cash provided by operating activities consists primarily of (i) net income adjusted for non-cash items, including depreciation and amortization, stock-based compensation, and deferred income taxes and (ii) changes in working capital.
Net cash provided by operating activities during the thirty-nine weeks ended September 24, 2026 and September 25, 2025 was $485.3 million and $257.8 million, respectively. The increase in net cash provided by operating activities was primarily driven by the increase in trade accounts payable.
Net Cash Used in Investing Activities
Investing activities typically consist primarily of capital expenditures for new store openings and existing store remodels, including leasehold improvements, racking, fixtures, vignettes, design centers, and new infrastructure and information systems.
Net cash used in investing activities during the thirty-nine weeks ended September 24, 2026 and September 25, 2025 was $187.9 million and $238.8 million, respectively. The decrease in net cash used in investing activities was due to a decrease in capital expenditures primarily driven by changes in the type of new store construction and store size optimization.
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
Net cash used in financing activities during the thirty-nine weeks ended September 24, 2026 and September 25, 2025 was $154.2 million and $2.1 million, respectively. The increase in net cash used in financing activities was primarily driven by repurchases of common stock.
Our Credit Facilities
On June 24, 2026, the Company refinanced its senior secured term loan facility due February 14, 2027 with a new $200.0 million senior secured term loan facility due June 24, 2033. On June 24, 2026, the Company also refinanced its senior secured ABL facility maturing on August 4, 2027 with a new senior secured ABL facility maturing on June 24, 2031 in the same aggregate principal amount of $800.0 million. In connection with these refinancing transactions, the Company recognized a $1.3 million loss on extinguishment of debt during the thirty-nine weeks ended September 24, 2026. For additional information regarding the refinancing of the 2016 Term Loan Facility and 2016 ABL Facility, please refer to Note 3, “Debt” to our condensed consolidated financial statements included in this Quarterly Report.

As of September 24, 2026, total 2026 Term Loan Facility debt outstanding was $200.0 million, and no amounts were outstanding under our 2026 ABL Facility. For additional information regarding our 2026 Term Loan Facility and 2026 ABL Facility, including applicable covenants and other details, please refer to Note 3, “Debt” to our condensed consolidated financial statements included in this Quarterly Report.
Credit Ratings
Our credit ratings are periodically reviewed by rating agencies. As of September 24, 2026, our Standard & Poor’s issuer credit rating of BB with a stable outlook and Moody’s issuer credit rating of Ba3 with a stable outlook remain unchanged from December 25, 2025. These ratings and our current credit condition affect, among other things, our ability to access new capital. Negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be lowered or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, financial condition, results of operations, and liquidity. In particular, a weakening of our financial condition, including an increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, result in a credit rating downgrade or change in outlook, or otherwise increase our cost of borrowing.
U.S. Tariffs and Global Economy
The current geopolitical environment, particularly related to existing and potential changes in global trade and tariffs, has created uncertainty surrounding the future state of the global economy and related impacts to our supply chain. In 2025, the U.S. government imposed significant additional tariffs on products from most countries where we source products. On February 20, 2026, the U.S. Supreme Court invalidated tariffs imposed under the authority of IEEPA. On March 4, 2026, the U.S. Court of International Trade ordered CBP to begin refunding all tariffs imposed under IEEPA. On April 20, 2026, CBP launched a formal process for submitting IEEPA refund claims, through which the Company filed its refund claims. As of September 24, 2026, the Company had received substantially all previously paid IEEPA tariffs. For additional information regarding these tariff refunds, please refer to Note 5, “Commitments and Contingencies” to our condensed consolidated financial statements included in this Quarterly Report.
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

Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our 2026 Credit Facilities, which have variable interest rates. Based on the $200.0 million total outstanding principal balance of our 2026 Credit Facilities as of September 24, 2026, a 1.0% increase in the effective interest rate of this debt would cause an increase in interest expense of approximately $2.0 million over the next twelve months. For additional information related to the Company’s 2026 Credit Facilities, refer to Note 3, “Debt” to our condensed consolidated financial statements included in this Quarterly Report.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized, and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 24, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
The Company is in the process of a multi-year implementation of portions of our enterprise resource planning (ERP) system. The Company has modified and will continue to modify the design and implementation of certain internal control processes as certain cloud-based systems go-live.
Except as described above, there were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the fiscal quarter ended September 24, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The following table presents the number and average price of the Company’s common shares repurchased in each fiscal month of the third quarter of fiscal 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (in thousands) (1)
June 26, 2026 - July 23, 2026	384,765	$55.51	384,765	$312,943
July 24, 2026 - August 20, 2026	311,561	$57.18	311,561	$295,128
August 21, 2026 - September 24, 2026	1,068,433	$48.88	1,068,433	$242,907
Total	1,764,759	$51.79	1,764,759	$242,907
(1)Amounts exclude applicable excise tax.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 24, 2026, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

FLOOR & DECOR HOLDINGS, INC.

Dated: October 29, 2026	By:	/s/ Bradley S. Paulsen
Bradley S. Paulsen
Chief Executive Officer
(Principal Executive Officer)

Dated: October 29, 2026	By:	/s/ Bryan H. Langley
Bryan H. Langley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)